Form 10KSB
period 1999-12-31
COI SOLUTIONS INC
filed 2000-04-10
CIK 1075773

                            FORM 10-KSB

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549

[  x  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended - December 31, 1999
          OR
[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from

                   Commission file number 0-30414

                        COI SOLUTIONS, INC.
       (Exact name of registrant as specified in its charter)

NEVADA                                  86-09884116
(State or other jurisdiction of         (Employer Identification No.)
incorporation or organization)

                          5300 West Sahara
                             Suite 101
                     Las Vegas, Nevada   89102
   (Address of principal executive offices, including zip code.)

                           (212) 953-0865
        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
     None

Securities registered pursuant to Section 12(g) of the Act:      Common Stock

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     YES [  X  ]   NO [    ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.   [    ]

State Issuer's revenues for its most recent fiscal year.
      December 31, 1999 - $1,941,001.

The aggregate market value of the voting stock held by non-affiliates on March 31, 2000 was $329,839. There are approximately 2,998,539 shares of common voting stock of the Registrant held by non-affiliates.

Issuers involved in Bankruptcy Proceedings during the past Five Years.
     Not Applicable.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: March 31, 2000 - 4,498,542 shares of Common Stock

Documents Incorporated by Reference

1. Form 10SB Registration Statement (SEC File #000-28015) and all amendments thereto, which was filed with the Securities and Exchange Commission and all exhibits thereto.

2. All reports filed with the Securities and Exchange Commission after November 10, 1999.

Transitional Small Business Issuer Format
     YES [   ]   NO [ x ]

                               PART I

ITEM 1.   BUSINESS.

Background

     COI SOLUTIONS, INC. (the "Company") was incorporated under the laws of the State of Nevada on August 1, 1997 as Expedia Com Global, Inc., to engage in the business of designing and building network based solutions for business customers. On August 23, 1997, Expedia Com Global, Inc. changed its name to Expediacom Global Inc. On November 16, 1998, Expediacom Global Inc. changed its name to COI Solutions, Inc. The common shares of the Company commenced trading in June 1998 on the Bulletin Board ("Bulletin Board") operated by the National Association of Securities Dealers Inc. ("NASD") under the symbol "COSL." The Company's common stock was delisted from the Bulletin Board on October 25, 1999, as a result of the Company's failure to file reports with the Securities and Exchange Commission ("Commission") as mandated by the NASD.

     The Company is project oriented with an intent to retain a small equity position in client projects where appropriate. The majority of Company revenues is derived from consultant and project management services which design and integrate network and Internet technologies into the client's business operations. Since the Company's services tend to be people expertise intensive, its major assets are its staff. Furthermore, since the Company is in its start-up phase, it is focusing on a small number of medium to large consulting projects rather than a large number of small projects.

     The Company currently is performing services for the following:

     1.   Internet Based International Health Insurance Service
          (TeleMedica Group)
     2. Internet / Intranet Medical Referrals & Collaboration Service (TeleMedica Group)
     3.   International E-Business Pharmaceutical Distribution &
          Dispensing Service (TeleMedica Group)

All of the foregoing have produced revenues for the Company. In addition, a contract with World Telehealth which is currently in dispute has also produced significant revenue for the Company.

     The Company is engaged in the business of designing and building network based solutions for business customers. The Company accomplishes the foregoing by creating custom integrated electronic network based solutions, combining strategic business, marketing and investment planning with high technologies, including the Internet and private Intranets. The Company also provides services to facilitate stakeholders of the customer organization into a team or community to pursue the optimum solution design. The Company is focused on the following industries; health care, trade and commerce, travel and tourism, and telecommunications. The Company builds electronic business solutions for global organizations based on a "community of interest" model.

     The Company currently has assembled the following resources to pursue its business plan:

     The Company provides consultations services to businesses that wish to establish a more effective telecommunications environment in which to conduct their business. This requires the company to understand their business needs and translate this into the appropriate telecommunications technology, systems and operating procedures. A typical contract has the following steps:

     -    Assess customer's business environment
     -    Understand their telecommunications needs
     - Design a business plan for the new telecommunications environment
     - Manage the contracting of the build of the telecommunications environment
     -    Approve the final operation
     -    Document operating procedures
     - Assist the customer in marketing the use of this new telecom environment.

     The Company currently has five full time resources and up to twelve part time contract resources, depending on the current contract load.

     The Company outsources specific functions to its alliance partners, who have expertise as follows:

     -    Karo Inc - Website and marketing collateral
     - OE/One Inc. - Technology development of network management applications
     - B Sharp Inc. - Web based profile and data base management applications
     - BNT Inc. - International business development, opportunity prospecting and sales

     As our projects begin to mature, the Company will need to add more resources in the following areas: Project Management, Software
Applications Development, and Marketing Research. In all cases the Company will endeavor to bring these resources on board first by establishing alliance outsource agreements with other companies, second through part time contracts and third via full time personal.
The "community of interest" model.

     The community of interest provides electronic tools and creative business networking solutions that allow organizations to operate in a fully integrated manner with clients and suppliers in both real and non-real time, regardless where they are located in the world.

     Currently, the Company's is concentrating its efforts in the following applications:

Global Health Care - Telehealth Applications

     This is the Company's primary focus of concentration. The Company designs and builds electronic healthcare solutions for companies (Business to Business) engaged in the e-commerce supply of products,(eg: medical equipment and medical durable supplies) telemedicine and information services for global health care. The Company has decided to focus on the internet healthcare sector because of the current explosive growth. Healthcare represents over 40% of current internet information inquiries. This growth is anticipated to continue for the foreseeable future. The Company has significant background with the internet, networking solutions, and international telehealth/telemedicine applications from previous projects. This experience, along with our current medical advisors and our international business and government contacts in over 100 countries, makes the company well positioned to provide internet healthcare services to wealthy individuals in the underserved international markets, particularly in South America, Asia and Africa. Competition in these areas is not significant and tends to be localized which adds to the attractiveness of these markets for the Company.

Web Site Design & Build

     The Company in conjunction with Community-Builder.com, has developed a five-phase program for the development and build of Web sites for companies that are beginning to engage in marketing and commerce over the Internet. The initial focus will be on Europe, South America, Asia and Africa, as the Internet is still a relatively new media but is beginning to show significant growth in these regions.
The Company believes that there are less competitive markets in Europe, Africa, South America and Asia for the Company's services. The Company intends to do business only in areas where the communications infrastructure for businesses is in place. The Company has established an agreement with BNT Inc., a business development agent with executive level presence in Africa, South America, and Asia. Under the terms of the agreement, BNT will represent the company to qualify international opportunities for the company's internetworking consultative services. BNT will introduce the company to businesses and governments in over 100 countries, assist in qualifying opportunities, and assist in executing consulting contracts for the company. For its services, BNT will receive a 30% commission on the profits of the projects they assist in developing. BNT has experience in working with the Worldwide Chambers of Commerce, the World Bank and various UN organizations. BNT has executive presence in Brazil, Pakistan and Kenya and transacts business in over 100 hundred countries around the world. They are particularly focused on propagating internet services and e-commerce technology to developing nations to stimulate increased trade and commerce.

Global Trade & E-commerce - Generic Drug Distribution

     - Distribution of generic drugs and vitamin supplements through the creation of a global electronic trading environment.

     - Initial focus is on several African nations through trading partners in developing countries.

Country Portals

     -    Design and build of Internet portals for trade and commerce.

     - These portals could focus on trade at the national or regional level in countries around the world or a portal that focuses on a specific community of interest spanning multiple countries.

Industry Information

     The Internet is a world-wide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

     Electronic commerce, generally refers to utilizing electronic networks to facilitate buying and selling of products, information, and services. In electronic commerce, computers and telecommunications take the place of paper documents, mail and faxes. Businesses now use computers to electronically send and receive a wide variety of business documents. These include, for example, product catalogs, price lists, purchase orders and invoices. Electronic Data Interchange ("EDI") is a specific form of electronic commerce. It refers to the transmission of data between a business and its customers or its vendors in the course of a business transaction. A typical example of EDI is electronically placing a purchase order for merchandise with a vendor, and having the vendor electronically confirm the order and produce an invoice when the goods are shipped. The computers of the buyer and the seller communicate and exchange the relevant information. They use an agreed-upon or standard format to do so. In an earlier stage of electronic commerce, companies that wanted to do business electronically needed to have an arrangement with a special type of computer network. That network is referred to as a value-added computer network, or "VAN."

     Traditionally, much of the EDI and e-commerce market was serviced by companies which provide their services through VANs. A VAN provides standardized forms and acts as a kind of electronic post office, where data and forms are exchanged, parties can communicate via email, and funds can be electronically transferred.

     More recently the Internet has provided an alternative means for companies to conduct electronic commerce. Rather than using a proprietary VAN, companies can use the Internet as the medium over which electronic commerce is conducted. The Company intends to utilize this medium to develop business to business e-commerce solutions with its initial products providing Internet-based functionality for commercial transactions, marketing, data management and analysis.

Operations

     The Company's executive offices are located at the residence of Robert Wilder, the Company's Chief Executive Officer at 50 Augusta Drive Way, Markham, Ontario, Canada L6E 1B5. The Company utilizes approximately 140 square feet of space on a rent free basis at Mr. Wilder's home. The Company intends to find suitable office space when it determines it can economically afford to do so.

     All employees, either permanent or on part time or short duration contracts operate out of their homes with late vintage PCs, printers, fax machines, telephone systems and internet access.

     The Company uses the term "virtual company" to define a company that does not have a single specific operating location or a fixed set of employees, but rather has a small contingent of permanent employees, and a fluid set of contractors that operate out of their homes and temporary project offices when they are established. This group of contractors is further supported by a number of non-related companies with which the Company has established alliance agreements to outsource work, such as technology development, graphics and marketing collateral multi-media publishing.

     Currently, the Company's operations are being conducted in Markham, Ontario, Canada. The Company intends to expand to other geographical locations as new business develops. Work assignments are made and supervised via daily e-mails, weekly conference calls and a minimum quarterly "face to face" meeting with each employee, contractor, or outsourcer. Employees and contractors are chosen for their ability to be results focused and to operate independently, however, significant collaboration occurs amongst the high performance team through the communications mechanisms mentioned above.

     Each project has an accounting module that feeds information to a computer located at Mr. Wilder's home. Mr. Wilder monitors the accounting at his home. Grant Thornton LLP performs audits and provide financial advice when requested by the Company.

     Customer contact typically occurs at the customer's locations or on conference calls. Internet e-mail is also used extensively to transmit information to customers. For projects underway these customer interactions are tightly scheduled. Prospecting activities are also conducted on the customer's premises, and are typically less tightly scheduled.

Equipment

     The Company acquires the equipment recommended to customers from numerous third party suppliers. There are numerous substitute suppliers available to the Company in the event a supplier does not possess the necessary equipment or is unwilling to supply the equipment.

Marketing

     To date the Company has attracted its new business prospects via word-of-mouth and through the strong telecom industry reputations of
the company's management team.   The Company has prepared a website, a
brochure and a presentation that it will provide to BNT to deliver "face to face" to international prospects. Once these prospects have been qualified, the company will participate in conference calls to establish "face to face" meetings in international locations to negotiate contracts. The Company forecasts a marketing budget of $225,000 in year 2000.

     The Company charges a contract fee which is based upon information it has relative to its competitors. In addition to the fee charged, all out-of-pocket expenses are paid by the customer. A retainer fee is also specified that is dependent on the contract duration. In the case of services rendered to start-up corporations, the Company also seeks an equity position in the customer.

     Press releases and hired press or financial agents are primarily intended to keep the public appraised of the Company's current activities. They are not intended to play any role in the Company's activities to raise additional capital.

Agreement with BNT, Inc.

     On October 16, 1999, the Company entered into an agreement with BNT, Inc., a Bahamian corporation ("BNT") wherein it was agreed that BNT would provide consulting services to the Company in connection with its products and services and would promote the Company to third parties around the world. The term of the agreement is two years. The Company will pay BNT thirty per cent (30%) of all pretax profits for each project that BNT assists in gaining for the Company. All monies will be paid net thirty (30) days. The Company is obligated under the agreement with BNT to pay BNT an additional annual fee of $10,000.

Competition

     The Company competes with many other entities that provide similar services and most of which have greater capital and other resources than the Company and may choose to adopt a marketing plan similar to that proposed by the Company.

Recent Business Activity

     On December 11, 1998, the Company entered into an agreement with World Telehealth Corporation, a Florida corporation ("WTH"), wherein the Company would provide consulting, contracting services, project management services, and operational services for telecommunications systems, network centric applications and information technology including the management of business relationships. In consideration of the foregoing, WTC would pay the Company $165,000 per month. The term of the agreement was fourteen months. The material terms of the agreement with World Telehealth included; building the infrastructure of the Company, developing and implementing the marketing, operations and technology functions of the Company. The fee for delivering the work to World Telehealth was $165,000 per month and as per section 1.6 of the contract, the Company had a responsibility to raise the funds to pay for the management fee of $165,000. As per section 1.6, should the fees not be raised by the Company, the amounts would be accrued until the funds were raised. The Company did not raise all of the funds to satisfy the payment of the $165,000 monthly fee. $320,000 was paid to the Company. The salaries paid by the Company to employees and other contractors was $70,000. There were no amendments to the agreement which changed the obligations of the parties. The World Telehealth contract was the only active project that the Company had and therefore was the only revenue source. Since the suspension of the World Telehealth contract, the Company has another contract with Telemedica with an initial value exceeding $500,000. The Company is actively pursuing the collection of the World Telehealth receivable through legal channels. On August 10, 1999, WTC stopped paying the Company its monthly fee. The Company is attempting to collect the receivable that is due. Legal action will be considered should this receivable remain uncollected.

     The Company does not retain title to any material reusable intellectual and other property from the World Telehealth contract, nor can the Company reclaim anything of value if the contracts fail.

     The Company does not know if World Telehealth is having financial difficulty. Non-payment by World Telehealth over the past two quarters of 1999 has negatively affected the cash flow of the Company as been reflected in the December 31, 1999 Financial Statements. The Company expects its agreements to terminate as a part of the settlement process. There is no assurance the matter will be settled or as a matter of law that the contracts will be terminated. The Company does not know if the termination of the contracts with World Telehealth will impact the Company's business reputation, cause a default under any of its credit agreements, however, the Company is obligated to its sub contractors for approximately $41,000 for expenses incurred by it in connection with the contracts. The Company has no liability to either World Telehealth or its creditors in connection with the contracts.

     The Company has collected a total of $323,490 pursuant to its contracts with World Telehealth. The Company provided the following services to World Telehealth: building a business operations plan, building the Web Site, designing the telecommunications/Internet networks and building the World Telehealth company infrastructure. The cost to the Company of the services provided was $110,000 per month for each month the contract was in effect. There are no material variances from the World Telehealth contracts.

     Services provided by the Company were terminated in August 1999 as a result of World Telehealth to perform the terms of the contracts. World Telehealth has alleged that the Company was obligated to raise capital for it and did not perform. Pursuant to Section 1.6 of the agreement, the Company is only accountable for raising funds to cover the management fee of $165,000 per month. World Telehealth has not threatened any action against the Company and the Company does not anticipate any action by World Telehealth. The Company, however, is contemplating initiating an action against World Telehealth. for damages as a result of its breach. At no time either verbally or in writing, has the Company received indication that the work performance was anything less than exemplary.

     On August 10, 1999, the Company acquired a fifty percent interest in Community-Builder.com Inc., a privately held Internet company. Community-Builder.com Inc. targets the medical community and the interactive management of medical referrals and collaboration of medical professionals working together on a common patient base. While the healthcare industry is the Company's current main focus, this application has the potential to be replicated in other industry sectors such as travel and tourism, retail, and professional services, (legal, consulting). Community-Builder.com Inc. is a Montreal based start up company incorporated under the laws of the Province of Quebec, Canada. It has no assets or liabilities and is currently in a very early formative stage. The Company and Ms. Elizabeth Lepage of Montreal, Canada entered into an agreement to incorporate Community Builder.com and to build and market a set of internet tools that will better enable professionals to communicate and collaborate via video conferencing, audio conferencing, and text conferencing, and the secure exchange of a variety of multi-media files. Ms. Elizabeth Lepage is the current President Community-Builder.com. The Company agreed as consideration for its 50% ownership interest to provide funding up to $150,000 to build the initial prototype of the internet tools (the
$150,000 was an estimate for building the prototype).   To date the
company has spent $20,000 on Community-Builder.com. The Company and its officers and directors had no pre-existing relationship with Ms.

Lepage or Community-Builder.com Inc. The Company will retain a 50% share of the intellectual property for an internet service that can be licensed to TeleMedica for enabling medical referrals to be handled over the internet. This intellectual property will be used to develop referrals management systems for other professional industries, such as the legal profession. The company will benefit by receiving recurring license fees from this internet service.

     On September 14, 1999, the Company entered into an agreement with the TeleMedica Group of Las Vegas, Nevada to develop a business plan and operations plan for a new venture that will be known as TeleMedica.com. TeleMedica is engaged in the business of promoting medically related business opportunities. The first project to be developed by the Company on behalf of the Telemedica Group will be an Internet based service to facilitate e-commerce sale of healthcare insurance for ex patriot business people and their families working and living outside of their home country. As part of this agreement the Company has negotiated the acquisition of 10% of the outstanding common stock of the Telemedica Group. TeleMedica is a client of the Company. The Company received a 10% equity interest through ownership of TeleMedica's common stock. The Company received the common stock as consideration for services rendered to TeleMedica. The Company will provide consultative support and the development and marketing strategy for TeleMedica's initial products and services. The Company will also assist in the general management function into the first nine months of 2000. For these services, the Company will be paid $60,000 per month for the nine months beginning in October 1999. The Company plans to integrate the systems developed by Community Builder.com into the operations of the Telemedica Group.

Settlement

     On October 1, 1998, the Company entered into an Agreement and Release with Penta Deltex and Nick Plessas (collectively "Penta") wherein the Company agreed to pay Penta $220,000 upon delivery of 626,000 shares of the Company's common stock and the settlement of all outstanding expenses owed by Penta. To date, $45,000 has been held back by the Company pending the confirmation of the settlement of expenses by Penta. Penta was retained by the Company to assist it entering the United States public securities market. Penta did not perform the terms and conditions of its obligations and its agreement with the Company was terminated by mutual agreement of parties. As part of the settlement, Penta was obligated to pay certain expenses incurred in connection with its services which it failed to do. Upon payment of the foregoing expenses, the Company will complete its obligations under the settlement agreement. There is no assurance that Penta will complete its obligations under the settlement agreement. If Penta does not complete its obligations as contracted, the Company is contemplating legal action against it.

Employees

     The Company has five full-time employees, three of which are Officers of the Company and up to 12 additional part time contractors based on contract load. Management may hire additional employees as the Company's operations expand and management believes the expense of additional employees is warranted.

     The Company operates as a virtual corporation. This means that all individuals working under contract for the Company operate primarily out of their homes using computer hardware, software products, multiple telecom facilities, a dedicated and secure server, and extensive use of secure e-mail and the Internet. The Company believes that this form of conducting business will reduce operating expenses and effectively manage companies which have geographically
dispersed personal.   The Company has employees/contractors located in
New York; Augusta, Georgia; Ottawa, Ontario; Toronto, Ontario; and Montreal, Quebec.

Lexxus Capital Corp.

     The Company has engaged Lexxus Capital Corp. to promote the interests of the Company. Lexxus Capital Corp. is an investor relations firm that was retained by the Company to interact with the Company's shareholders. Lexxus Capital is reimbursed for out-of-pocket expenses. Lexxus Capital also is retained to promote the Company's business. Lexxus Capital is compensated for obtaining new business for the Company on a case-by-case basis.

Facilities

     The registered office of the Company is located at 5300 West Sahara, Suite 101, Las Vegas, Nevada 89102. The Company's executive offices are located at 405 Lexington Ave. New York, NY USA and at 50 Augusta Drive Way, Markham, Ontario, Canada. The telephone number of the office in the USA is (212) 953-0865 and the telephone number of the office in Canada is (905) 201-1952.

Year 2000 Compliance Statement

     The Company did not experience any material problems as a result of the Year 2000 nor did it incur any material costs in preparation for the passing of the Year 2000. The Company will continue to monitor its computer systems to identify the systems that could be affected by the Year 2000 issue. Based upon the Company's lack of problems after December 31, 1999 and its current review of its systems, the Company does not believe that the Year 2000 problem will pose a material operations problem for it.

Governmental Regulation

     The Company's proposed services would be transmitted to its clients over dedicated and public telephone lines. These transmissions are governed by regulatory policies establishing charges and terms for communications. Changes in the legislative EDI or the Internet access industry, including regulatory or legislative changes which directly or indirectly affect telecommunication costs or increase the likelihood of competition from regional telephone companies or others, could have an adverse effect on the Company's business; as could potential governmental actions outside of the United States.

Risk Factors

     In any business venture, there are substantial risks specific to the particular enterprise. At a minimum, the Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below:

     1. Limited History of Operations and Reliance on Expertise of Certain Persons. The Company has been conducting business since 1997 and is subject to all the risk inherent in the creation of a new business. Since the Company has had limited record of operations, there is limited data at this time upon which to base an assumption that the Company's plans will prove successful. Accumulated Losses per the Financial Statements since inception, amount to $6,194,420. The management of the Company and the growth of the Company's business depends on certain key individuals who may not be easily replaced if they should leave the Company. Persons in management are currently devoting full-time toward the business of the Company.

     2. Limited Financial Resources. The Company has limited or no financial resources and, if the business is not profitable, may not be able to raise sufficient funds to sustain, continue or expand its business. The Company currently has limited revenues and relies principally on the issuance of common shares to raise funds to finance the business of the Company. There is no assurance that market conditions will continue to permit the Company to raise funds if required. The Company has limited assets and has had limited operational revenues since its inception in August 1997. The amount of current asset that constitute accounts receivable is $154,702. The major contract is in dispute and the Company has reserved an allowance for bad debts against the contract amounting to $1,850,000 until the dispute has been resolved. The Company can provide no assurance that any acquired technology will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

     3. Technology. Management has acquired limited assets and technology necessary to provide the services it proposes. The Company may never acquire all of the necessary technology needed to maintain the operations it desires.

     4. Business Competition. The business of facilitating business-to-business e-commerce is intensely competitive and fragmented, and is characterized by rapidly evolving technology. In addition, numerous companies, substantially all of which have significantly greater financial and other resources than the Company, are currently engaged in business-to-business e-commerce. These companies provide a range of e-commerce functionality and applications including, but not limited to, EDI-based VAN; Internet store-fronts; Internet catalogues; secure Internet payment processing; Internet transaction processing including ordering, fulfillment, shipping, and confirmation elements; Internet database generation and analysis; automated Internet marketing; and vertical Internet business communities or exchanges. The Company anticipates that existing competitors are likely to expand the range and scope of their e-commerce offerings, and that new competitors, which may include telephone companies, media companies, and industrial companies, are likely to increasingly offer business- to-business e-commerce applications that function similarly and compete with those proposed by the Company.

     5. Need for Additional Capital. In order to initiate operations, the Company will have to raise additional capital for operations through the issuance of securities or loans. There is no assurance that the Company will be able to raise the additional capital.

     6. Rapid Technological Change; Need for New Products; Introduction of Competitive Products. The market for the Company's proposed services is characterized by rapidly changing technology and frequent new product introductions. Even if the Company's proposed e-commerce service gains initial acceptance, the Company's success will depend on, among other things, its ability to enhance its products and to develop and introduce new products and services that keep pace with technological developments, respond to evolving customer requirements and achieve continued market acceptance. There can be no assurance that the Company will be able to identify, develop, market, support or acquire new products or deploy new services successfully, that such new products or services will gain market acceptance, or that the Company will be able to respond effectively to technological changes or product announcements by competitors. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements or any significant delays in product development or introductions could result in a loss of market share or revenues.

     7.   Uncertainties Relating to Commercial Use of the Internet.
The Company's strategy is to apply its efforts to the development of service products for use in connection with the Internet. The success of these proposed products is dependent on the continued development and acceptance of the Internet as a medium for the exchange of business documents and effecting business-to-business transactions. The failure of the Internet to be an effective channel could have a material adverse effect on the Company's business and prospects. There can be no assurance that business-to-business commerce over the Internet will become widespread and it is not known whether this market will develop to the extent necessary for demand for the Company's proposed services to emerge and become commercially sustainable. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times which might adversely affect customers' ability or willingness to use the Internet as a commercial marketplace. In addition, the security and privacy concerns of existing and potential customers, as well as concerns related to computer viruses, may inhibit the growth of the Internet marketplace.

     8. Inadequacy of Public Market. There is no assurance that the public market for the common shares of the Company will be maintained or that the holder of common shares will be able to sell such shares in the quantity and at the price desired by such holder.

     9. Dilutive Effect of Issuance of Additional Shares. In the future, the Company may issue additional shares of common stock well below the current market price. This will have a dilutive effect on shareholders who purchase shares at or above the market price. The Company currently has no plans to issue additional shares of common stock at this time.


ITEM 2.   DESCRIPTION OF PROPERTIES.

     The Company's executive offices are located at the residence of Robert Wilder, the Company's Chief Executive Officer at 50 Augusta Drive Way, Markham, Ontario, Canada L6E 1B5. The Company utilizes approximately 140 square feet of space on a rent free basis at Mr. Wilder's home. The Company intends to find suitable office space when it determines it can economically afford to do so.

     All employees, either permanent or on part time or short duration contracts operate out of their homes with late vintage PCs, printers, fax machines, telephone systems and internet access.

     The Company uses the term "virtual company" to define a company that does not have a single specific operating location or a fixed set of employees, but rather has a small contingent of permanent employees, and a fluid set of contractors that operate out of their homes and temporary project offices when they are established. This group of contractors is further supported by a number of non-related companies with which the Company has established alliance agreements to outsource work, such as technology development, graphics and marketing collateral multi-media publishing.

     Currently, the Company's operations are being conducted only in Markham, Ontario, Canada. The Company intends to expand to other geographical locations as new business develops. Work assignments are made and supervised via daily e-mails, weekly conference calls and a minimum quarterly "face to face" meeting with each employee, contractor, or outsourcer. Employees and contractors are chosen for their ability to be results focused and to operate independently, however, significant collaboration occurs amongst the high performance team through the communications mechanisms mentioned above.

     Each project has an accounting module that feeds information to a computer located at Mr. Wilder's home. Mr. Wilder monitors the accounting at his home. Grant Thornton LLP performs audits and provide financial advice when requested by the Company.

     Customer contact typically occurs at the customer's locations or on conference calls. Internet e-mail is also used extensively to transmit information to customers. For projects underway these customer interactions are tightly scheduled. Prospecting activities are also conducted on the customer's premises, and are typically less tightly scheduled.


ITEM 3.   LEGAL PROCEEDINGS.

     There are no material legal proceedings to which the Company is subject to or which are anticipated or threatened.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to the Shareholders during the fourth quarter of 1999.

                              PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS.

     From January 1, 1999 to October 25, 1999, the Company' shares traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol "COLS." On October 25, 1999, the Company's shares were delisted from the Bulletin Board as a result of the Company's failure to file reports with the Securities and Exchange Commission (the "Commission") pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). On October 26, 1999, the Company's shares began trading in the "Pink Sheets" owned by the National Quotation Bureau. Summary trading by quarter for the 1999 and 1998 fiscal years are as follows:

     Fiscal Quarter           High Bid(1)    Low Bid(1)

     1999 Fourth Quarter      $0.43          $0.01
          Third Quarter       $3.00          $0.50
          Second Quarter      $3.93          $2.12
          First Quarter       $9.00          $1.50

     1998
          Fourth Quarter      $2.63          $0.05
          Third Quarter       $3.00          $0.31
          Second Quarter      Not Listed
          First Quarter       Not Listed

[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     At April 10, 2000, there were 4,498,542 common shares of the Company issued and outstanding.

     At April 10, 2000, there were 101 holders of record including common shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known by the Company.

     No cash dividends have been declared by the Company nor are any intended to be declared. The Company is not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render the Company insolvent. Dividend policy will be based on the Company's cash resources and needs and it is anticipated that all available cash will be needed for property acquisition, exploration and development for the foreseeable future.

     The Company is not aware of any reason as to why the price of the security would have appreciated from those prices reflected in the summary trading table other than the demand for securities has been greater than the available supply.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Liquidity and Capital Resources

     The Company maintains a cash balance in order to fulfill its financial commitments. The Company was in a liquid position at December 31, 1999, with cash of $765.00 and accounts receivable of $154,702. This compares to working capital at December 31, 1998 of $130,569. The increase in working capital realized during 1999 was the result of the Company's major contract being in dispute and the accounts receivable being fully provided for.

     Current assets increased from $214,691 at December 31, 1998, to $397,967 in December 31, 1999 an increase of approximately 85% over December 31, 1998. Current liabilities at December 31, 1998 were $84,122 and $459,195 at December 31, 1999. A major reason for the increase in current assets was contracted business generating revenue while the increase in current liabilities was the result of providing for directors unpaid remuneration pending the collectability of the accounts receivable.

     The Company has had limited activity since its incorporation and hence has received limited revenues from operations. The Company needs $700,000 to pursue its operations during the next twelve months. The Company intends to obtain said funds from its current and pending contracts. If its does not obtain sufficient revenues to achieve the foregoing, it will have to obtain funds through loans or the sale of additional shares of common stock. The Company has no plans at the present time to raise additional funds through loans or the sale of shares of common stock. If the Company does not obtain additional funding, if needed, it may have to cease operations.

     The Company has experienced losses in each fiscal period reported on. At the end of the Company's 1998 fiscal year it had no cash and $214,691 in accounts receivable. For the fiscal 1999 year, it had $765.00 in cash and $154,702 in accounts receivable. In the fiscal year 2000, the company will rely on its contracted business to generate funds and its ability to collect the receivables associates with such contracted business. If the Company is unsuccessful in collecting the receivables it will be forced to rely principally on the issuance of common shares by private placements to raise funds to finance the business of the Company. There is no assurance that market conditions will continue to permit the Company to raise funds if required. The Company may issue more common shares at prices determined by the Board of Directors, possibly resulting in dilution of the value of common shares, and, given there is no preemptive right to purchase common shares, if a member does not purchase additional common shares, the percentage share ownership of the member in the Company will be reduced.

     Management has determined that consistent with the Company's business plan, part of its plan of operation for the next twelve months is to secure the necessary technological assets to support the proposed products and services to be offered by the Company. The Company has taken the initial step of acquiring a fifty percent interest in Community-Builder.com Inc., an Internet based applications developer (which includes business process engineering, developing Internet/Intranet platforms, and the use of security and e-commerce technology) in order to obtain the core technology platform necessary to support the services the Company intends to offer. The initial internet service or prototype consists of a set Internet tools to enable professionals to communicate via video conferencing, audio conferencing, and text conferencing, and the secure exchange of a variety of multi-media files, such as patient records, x-rays or MRI scans. This set of software internet tools will run on a Linux Operating System server, in the network/internet, and support a new set of intelligent and simple to use "internet appliances" (simple Internet ready PCs) currently under development. Although these technologies have been successfully used in other internet applications, they have not been integrated for the purpose of enabling medical professionals to transmit referrals and related patient information between each other via the internet. The Company and Community-Builder will utilize this technology to initially create a referrals and collaboration application for Orthopedics medical professionals. It will cost approximately $300,000 to $500,000 to make this service operational and this development will be paid for by Telemedica. Under the terms of the agreement, the Company purchased the right to use, modify, customize, brand, sell and market the Base Technology to provide online transaction processing functionality and features within the applications and sites that the Company develops.

     For a one time planned investment of $150,000, a fifty percent equity ownership position was obtained in Community Builder.com by the Company. This in turn allows the Company access to the products, services and technologies developed by Community Builder.com. Any license fees on a per usage basis for Community Builder products, services and technologies will be born by the Company's end clients.

     The Company may acquire or license additional software technology through a technology licensing or purchase agreement to ensure that other proposed services offered by the Company are delivered in a timely and useable manner during the plan of operation for the next twelve months.

     With regard to other necessary hardware assets, such as Internet computer servers and desktop computers, which are necessary to support the Company's products and services, the Company's focus will be on leasing these assets from reliable yet unidentified lessors.

     The current plan of operations for the next twelve months includes several products or services advancing through the above-mentioned phases of development, and being offered for sale, purchase, fee, lease, license, or other appropriate revenue generating methods for such e-commerce products and services.

     Given the Company's current level of working capital and its operations being conducted to develop its products, it is expected that the Company will satisfy its cash requirements through the issuance of common shares by private placements to raise funds rather than seeking interest-bearing loans. However, the Company recognizes that as a result of its limited, financial, or other resources, the number of suitable financing options may be limited. Should these additional sources of capital not be found, the Company will modify its operations to conserve working capital by concentrating on fewer products and/or services being advanced. Additionally, should no further funds be raised, the Company will consider whether to reduce employment and other contract expense including the renegotiation of the terms of their employment contracts on terms which are undetermined at this time, but will be acceptable to both the Company and the respective employee(s).

Results of Operations

     The Company derived its operating revenues from multiple contracts with two clients in the telemedicine business. The value of these two contracts was in excess of three million dollars. Two Telemedicine clients, World Telehealth and TeleMedica Group made up the $3,000,000 revenue number. In each contract, the Company provided general management services, strategic marketing consulting, product and service development management, and the establishment of the operating infrastructures for these clients. The World Telehealth contract was valued at $2.5 million, of which $320,000 has been collected. Due to the dispute with World Teleheath, the balance of the $1,850,000 receivable is under dispute and provided for as a bad debt in order to be conservative in the financial statements. Any amount collected in the future will come back into the statements as revenue. No revenue has been declared on the Financial Statements from August, 1999 when the contract was under dispute. This will be reflected in the December 31, 1999 year end statements.

     The TeleMedica contract is estimated at over $500,000.

     The reference to multiple contracts with one client is to TeleMedica. The contract with TeleMedica consists of four separate sub-contracts as follows:

     -    General Management and Strategic Marketing Program
     -    Development of  Orthopedics Referrals & Collaboration Service
     -    Development of TeleMedica Healthcare Insurance Service
     -    Development of Electronic Pharma Distribution and Dispensing
          Service

Fiscal 1999 Compared to Fiscal 1998

     Revenues for the year ended December 31, 1999 totaled $1,941,001 as compared revenues for December 31, 1998 of $458,441. This was due to the one major contract.

     Operating expenses during the year ended December 31, 1999 were $7,437,740 (3.8 times that of operating revenues) as compared to $1,003,620 in the year ended December 31, 1998. The majority of this expense was attributable to the application of general accepted accounting practices (GAAP) where the issuance of shares for compensation were added to operational expenses amounting to $672,300 in 1998 and $4,488,805 in 1999.

     The Company issued 1.22 million shares of common stock at a 78% discount to the market on April 7, 1999 in order to attract capital required by the Company to sustain operations. There were four purchasers of this stock. The Company received the $610,000. The cash proceeds from this transaction was applied to operating expenses. In December, 1999, the Company issued 440,350 shares of common stock above market value and received $206,000. The Company may issue shares of common stock at a discount from the market price if necessary to continue its operations.

     The cost of sales and operating margin for December 31, 1998 was as follows: Cost of Sales (COS) $300,000, Operating Margin $158,000.

     The cost of sales and operating margin for December 31, 1999 was as follows: Cost of Sales (COS) $1,298,935, Operating Margin $642,066.

     The overall operating loss was a result of the receivable associated with the World Telehealth contract being reserved as uncollectable and the issuance of capital stock of at less than market value.

Effects of Inflation

     Inflation and changing prices have not and are not expected to have a significant effect on the Company's operations during the foreseeable future.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


     Financial Statements begin on following page.

Report of Independent Accountants


To the Shareholders of
COI Solutions, Inc.


We have audited the accompanying balance sheets of COI Solutions, Inc. as at December 31, 1999 and 1998 and the statements of operations, changes in stockholders' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the company as at December 31, 1999 and 1998 and the results of its operations, and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1(b) to the financial statements the company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/ Grant Thornton, LLP
                                   Charter Accountants


Markham, Canada
March 17, 2000 Chartered Accountants

COI Solutions, Inc.
Balance Sheet
December 31

                                   1999           1998
                                                  (Restated -
                                                  See Note 10)
ASSETS
Current
 Cash                              $        765   $       -
 Accounts receivable (net of
  allowance for doubtful
  accounts of $1,850,000;
  1998 - $200,000) (Note 4)             154,702      214,691
 Loan receivable (Note 5)               242,500           -
                                   ------------   ----------
                                        397,967      214,691
Investment (Note 6)                           1           -
                                   ------------   ----------
                                   $    397,968   $  214,691
                                   ============   ==========
LIABILITIES
Current
 Bank indebtedness                 $         -    $    6,612
 Accounts payable and accrued
  liabilities (Note 7)                  416,824       35,259
 Due to directors (Note 8)               42,371       42,251
                                   ------------   ----------
                                        459,195       84,122
                                   ------------   ----------
SHAREHOLDERS' DEFICIENCY
 Capital stock (Note 9)                   4,498        2,700
 Additional paid in capital           6,128,695      825,550
 Deficit                             (6,194,420)    (697,681)
                                   ------------   ----------
                                        (61,227)     130,569
                                   ------------   ----------
                                   $    397,968   $  214,691
                                   ============   ==========

Commitment (Note 14)
















        See accompanying notes to the financial statements.

COI Solutions, Inc.
Statement of Operations
Year Ended December 31

                                   1999           1998
                                                  (Restated -
                                                  See Note 10)
Revenue                            $  1,941,001   $   458,441
                                   ------------   -----------
Expenses
 Bad debts                            1,650,000       200,000
 Consulting fees                      4,474,138       722,483
 Management fees                        214,000        11,123
 Professional fees                       63,184        15,212
 Subcontractors                         783,868        28,360
 Administrative                         252,550        26,442
                                   ------------   -----------
                                      7,437,740     1,003,620
                                   ------------   -----------
Net loss                           $ (5,496,739)  $  (545,179)
                                   ============   ===========

Net loss per share, basic and
 diluted (Note 12)                 $      (1.48)  $     (2.63)
                                   ============   ===========






























        See accompanying notes to the financial statements.

COI Solutions, Inc.
Statement of Stockholders' Deficiency
Year Ended December 31, 1999

                                         Additional                Total
                        Common Stock     Paid in      Accumulated  Equity
                      Shares    Amount   Capital      Deficit      (Deficiency)
December 31, 1997, as
 originally reported  * 18,497  $    18  $   160,526  $  (152,502) $     8,042

Adjustment to reflect
 rescission of shares
 (Note 10)             (18,305)     (18)      (7,276)          -        (7,294)
                     ---------  -------  -----------  -----------  -----------
December 31, 1997,
 as restated               192       -       153,250     (152,502)         748

Issue of shares
 (Note 9(c))         1,200,000    1,200      298,800           -       300,000

Issue of shares
 (Note 9(d))         1,500,000    1,500      373,500           -       375,000

Net loss 1998               -        -            -      (545,179)    (545,179)
                     ---------  -------  -----------  -----------  -----------
December 31, 1998
 (Restated -
 See Note 10)        2,700,192    2,700     825,550      (697,681)     130,569

Stock options
 (Notes 11)                 -        -    2,057,023            -     2,057,023

Issue of shares
 (Note 9(e))         1,220,000   1,220    2,731,580            -     2,732,800

Issue of shares
 (Note 9(f))           138,000     138      308,982            -       309,120

Issue of shares        440,350     440      205,560            -       206,000

Net loss 1999               -       -            -     (5,496,739)  (5,496,739)
                     --------- -------  -----------  ------------  -----------
December 31, 1999    4,498,542 $ 4,498  $ 6,128,695  $ (6,194,420) $   (61,227)
                     ========= =======  ===========  ============  ===========

* After giving retroactive effect to the reverse stock split effective December 3, 1998 outlined in Note 9(b).







        See accompanying notes to the financial statements.

COI Solutions, Inc.
Statement of Cash Flows
Year Ended December 31

                                   1999           1998
                                                  (Restated -
                                                  See Note 10)
Cash flows from (applied to)

OPERATING
 Net loss                          $ (5,496,739)  $ (545,179)
 Services for stock                   4,488,805      672,300
 Changes in
  Accounts receivable                    59,989     (214,691)
  Accounts payable and
   accrued liabilities                  381,564       27,965
  Advances from directors                   120       23,851
                                   ------------   ----------
                                       (566,261)     (35,754)
                                   ------------   ----------
FINANCING
 Issue of common shares                 816,138        2,700
 Bank indebtedness                      (6,612)        6,612
                                   -----------    ----------
                                       809,526         9,312
                                   -----------    ----------
INVESTING
 Increase in loan receivable          (242,500)           -
                                   -----------    ----------
Net increase (decrease) in cash
 during the year                           765       (26,442)

Cash, beginning of period                   -         26,442
                                   -----------    ----------
Cash, end of period                $       765    $       -
                                   ===========    ==========


















        See accompanying notes to the financial statements.

COI Solutions, Inc.
Notes to the Financial Statements
December 31, 1999

1.   Nature of operations and going concern

(a)  Nature of operations

COI Solutions, Inc. (formerly Expedia Com Global, Inc.) was incorporated in Nevada August 1, 1997. The Company builds internet-based business solutions for global organizations using a community of interest' model. This model provides electronic tools and creative business networking solutions that allow large complex organizations to operate in a fully integrated manner with its clients and suppliers in both real and non-real time, no matter where they are in the world.
The Company had an operational project in Florida. With the suspension of the World Telehealth project, this office has been closed. The Company is currently assessing the project office location for the New York based Telemedica Group project.

Until December 31, 1998, the Company was considered to be in the development stage. During the year ended December 31, 1999, the Company commenced its primary operations and no longer considers itself to be in the development stage.

(b)  Going concern

As of December 31, 1999, the company has experienced a cumulative loss of $6,194,420. These losses are mainly due to grants of capital stock and stock options being issued to providers of services at a consideration below the current market price as well as a large provision for bad debts on its major consulting contracts.

Management's plans to limit future losses are as follows:

     i)        To generate revenue and raise equity.

     ii) To not issue a large number of shares or stock options at a consideration below the current market price.

     iii) To continue to control overhead expenses and ensure that all contract services provided to the company are charged directly to, and billed to, specific contracts.

These financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate because management believes that the action already taken, or planned, will support the validity of the going concern assumption used in preparing these financial statements.

COI Solutions, Inc.
Notes to the Financial Statements
December 31, 1999

2.   Summary of significant accounting policies

Accounting principles

The Company's accounting and reporting policies conform to generally accepted accounting principles and industry practice in the United States. The financial statements are prepared in United States dollars.

Use of estimates

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes to the financial statements. Actual results may differ from those estimates.

Fair value of financial instruments

The Company's estimate of the fair value of cash, receivables, payables and accruals approximates the carrying value.

Revenue recognition

Consulting revenue is based on fixed term contracts plus expenses. Revenue is recognized on a straight-line basis over the term of the contract which correlates to the anticipated schedule for delivery of services under the contract. Contract progress is monitored and revenue recognition is modified for unanticipated disruptions in delivery of the contracted services. Net revenue recognized plus expenses is limited to the amount of capital raised for the customer in accordance with the contract.

Income taxes

The Company accounts for its income taxes under the liability method specified by Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

Functional currency

The functional currency of the company is the United States dollar.

COI Solutions, Inc.
Notes to the Financial Statements
December 31, 1999

3.   Concentrations

The company currently has two major customers with multiple contracts with each. The contract with World Telehealth was due to expire in December, 1999 but was suspended in August, 1999. The contracts with The TeleMedica Group have a value in excess of $500,000 commencing in October, 1999 and are due to expire in May 2000.

4.   Accounts receivable

As a result of the contract with World Telehealth being suspended, the entire accounts receivable due on this contract has been fully reserved. Management cannot determine how much of these accounts receivable may be collected.

5.   Loan receivable

The Company has a loan receivable from a company controlled by the directors of COI Solutions Inc. in the amount of $242,500. The loan is due October 15, 2000 with an interest rate of 6% per annum. The purpose of the loan is for the development of an E-commerce platform for a Canadian Tele-medicine application.

6.   Investment

In September 1999 the Company acquired a 50% interest in Community Builder.com. The company has not commenced operations and has no revenue or assets. There was no capital invested by COI Solutions, Inc. and the 50% interest was obtained in exchange for providing future consulting services in the development of the company. Community Builder.com was formed to build and market a set of internet tools that will better enable professionals to communicate via video conferencing, audio conferencing and text conferencing. The investment has been set up at the nominal amount of $1.

7.   Accounts payable and accrued liabilities

                                        1999           1998
Accounts payable
 Trade                                  $ 213,880      $ 22,315
 Related parties - management fees        180,000            -
 Shareholders                               7,944         7,944
                                        ---------      --------
                                          401,824        30,259
Accrued liabilities
 Professional fees                         15,000         5,000
                                        ---------      --------
                                        $ 416,824      $ 35,259
                                        =========      ========

COI Solutions, Inc.
Notes to the Financial Statements
December 31, 1999

8.   Due to directors

Directors have advanced funds for operating expenses amounting to $42,371. The loans are unsecured, interest free and it is expected they will be repaid within one year.

9.   Capital stock

                                                  1999      1998
Authorized:
 100,000,000 Common shares with a par value of $0.001

Issued:
 4,498,542 Common shares (1998 - 2,700,192)       $ 4,498   $ 2,700
                                                  =======   =======

a) On August 19, 1998, 650,000 Common shares were issued in exchange for services to non-related parties at an issue price of $1.50 per share. The shares were recorded at a total consideration of $975,000 (650,000 x $1.50) for consulting services. The shares have been issued for a cash consideration at the par value of $.001 per share totalling $650 and the balance of $974,350 has been recorded as consulting fees on the statement of operations. These shares were rescinded. (See Note 10)

b) On December 3, 1998 the Company passed a resolution to have a 400 to 1 reverse split on the common shares. The 8,020,125 common shares issued were reduced to 20,122 common shares with a par value of $.001 each.

c) On December 3, 1998, 1,200,000 Common shares were issued in exchange for services to non-related parties at an issue price of $0.25 per share. The shares were recorded at a total consideration of $300,000 (1,200,000 x $.25). The shares have been issued for a cash consideration at the par value of $.001 per share totalling $1,200 and the balance of $298,800 has been recorded as consulting fees on the statement of operations.

d) On December 3, 1998, 1,500,000 restricted Common shares were issued as compensation to the officers of the company with a market value of $375,000 (1,500,000 x $.25). The shares have been issued for a cash consideration at the par value of $.001 per share totalling $1,500 and the balance of $373,500 has been charged as compensation and included in operating expenses on the statement of operations.

COI Solutions, Inc.
Notes to the Financial Statements
December 31, 1999

9.   Capital stock (continued)

e) On April 7, 1999, 1,220,000 Common shares were issued in exchange for services to non-related parties at an issue price of $2.24 per share. The shares were recorded at a total consideration of $2,732,800 (1,220,000 X 2.24). The shares have been issued for a cash consideration of $610,000 and the balance of $2,122,800 has been recorded as consulting fees and included in the statement of operations.

f) On April 8, 1999, 138,000 Common shares were issued in exchange for services to non-related parties at an issue price of $2.24 per share. The shares were issued at a total consideration of $309,120 (138,000 X 2.24). The shares were issued for a cash consideration of $138 and the balance of $308,982 has been recorded as consulting fees and included on the statement of operations.

g) On December 10, 1999 a resolution was passed to rescind 19,930 Common shares. (See Note 10)

10.  Restatement of prior years

On December 10, 1999, a resolution was passed to rescind 19,930 Common shares of the Company (after giving retro-active effect to the reverse stock split effective December 3, 1998).

Of the 19,930 Common shares rescinded, 18,305 were originally issued as founders' shares in 1997. The comparative figures presented in these financial statements have been restated to reflect this rescission as if it had taken place effective December 31, 1997. The remaining 1,625 Common shares were originally issued in 1998 in exchange for services. The comparative figures presented in these financial statements have been restated to reflect this rescission as if the 1,625 common shares were never issued.

11.  Stock options

On January 6, 1999, the Company adopted a stock option plan accounted for under APB Opinion 25 and SFAS No. 123 and related interpretations. The plan allows the Company to grant options to persons employed or associated with the company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor up to an aggregate of 5,000,000 common shares. The options have a term of expiration to be set by the Compensation Committee of the Board of Directors but will not exceed ten (10) years after the grant date. The exercise price for each option will be at the discretion of the Compensation Committee.

COI Solutions, Inc.
Notes to the Financial Statements
December 31, 1999

11.  Stock options (continued)

On March 9, 1999 the company granted 1,500,000 of these options to its officers that are accounted for under APB Opinion 25 and related interpretations. These options vested on July 6, 1999 and expire December 31, 2001. They were granted at an exercise price of $0.50 per share when the quoted market price was $1.50 per share. The exercise price is below the market price and accordingly a compensation expense is recognized. These options were recorded as consulting fees totalling $1,500,000 for the year ended December 31, 1999.

Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Had compensation cost for the above stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

Net loss            As reported         $ (5,496,739)
                    Pro forma           $ (5,606,389)

Net loss  per share
Basic and Diluted   As reported         $      (1.48)
                    Pro forma           $      (1.51)


During the year, the Company granted 1,223,922 options, in exchange for services, that are accounted for under SFAS no. 123 "Accounting for Stock-Based Compensation." The standard contains a fair value based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Consulting options were granted at prices from $0.50 to $2.00 and expire from December 31, 2001 to December 31, 2003. These options were recorded as consulting fees totalling $557,023 for the year ended December 31, 1999.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1999: dividend yield of 0%; risk free interest rate of 6.24% for 1999; and expected lives of
2.32 years.

COI Solutions, Inc.
Notes to the Financial Statements
December 31, 1999

11.  Stock options (continued)

A summary of the status of the 1999 plan as of December 31, 1999, is presented below:

                                                       Weighted
                                        Shares         Avg.
Outstanding, beginning of period               -       $   -
Granted                                 2,723,922        0.64
Exercised                                      -           -
Forfeited                                      -           -
                                        ---------      ------
Outstanding, end of period              2,723,922      $ 0.64
                                        =========      ======
Options exercisable at period-end       2,347,045      $ 0.60
                                        =========      ======
Weighted average fair value of options
 granted during the period              $    0.80
                                        =========

The following table summarizes information about options outstanding and exercisable at December 31, 1999:

          Options Outstanding                     Options Exercisable
                           Weighted
                           Average       Weighted                 Weighted
Range of                   Remaining     Average                  Average
Exercise     Number        Contractual   Exercise   Number        Exercise
Prices       Outstanding   Life          Price      Outstanding   Price
$0.50-$0.75  2,266,778     2.26 years    $ 0.53     2,083,533     $ 0.51
$1.00          357,144     3.90 years    $ 1.00       163,512     $ 1.00
$2.00          100,000     2.69 years    $ 2.00       100,000     $ 2.00
             ---------                              ---------
             2,723,922                              2,347,045
             ---------                              ---------

12.  Loss per share

The company reports loss per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires presentation of basic and diluted loss per share in conjunction with the disclosure of the methodology used in computing such loss per share. Basic loss per share excludes dilution and is computed by dividing the loss available to common shares by the weighted average common shares outstanding during the year. Diluted loss per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.

COI Solutions, Inc.
Notes to the Financial Statements
December 31, 1999

12.  Loss per share (continued)

There were stock options outstanding at December 31, 1999 to purchase 2,723,922 shares of common stock which were not included in the computation of diluted loss per share because to do so would be antidilutive.

Basic weighted average shares outstanding for the year were 3,716,224 (1998 - 207,315).

13.  Income taxes

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:

                                        1999           1998
Statutory tax (benefit) provision       $ (2,395,675)  $ (245,330)
Non-deductible expenses                    1,952,184      301,264
Tax benefit realized on
 tax loss carryforward                            -       (48,270)
Other                                             -        (7,664)
Increase in valuation allowance              443,491           -
                                        ------------   ----------
                                        $         -    $       -
                                        ============   ==========

Under SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates.

The tax effect of temporary differences that give rise to deferred income taxes is as follows:

                                        1999           1998
Deferred tax assets
 Net operating loss carryforwards       $  454,659     $  11,168
 Valuation allowance                      (454,659)      (11,168)
                                        ----------     ---------
                                        $       -      $      -
                                        ==========     =========

At December 31, 1999, the Company had approximately $1,033,000 of net operating loss carryforwards of which $25,000 expires in 2012 and $1,008,000 expires in 2019.

COI Solutions, Inc.
Notes to the Financial Statements
December 31, 1999

14.  Commitment

The Company signed an agreement on August 14, 1998 with its investor relation firm that 500,000 common shares would be issued to them at the par value of $500 as a commission, if certain conditions were met on a specific contract. This agreement has been cancelled and is no longer a commitment of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Registration Statement.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The name, age and position held by each of the directors and officers of the Company are as follows:

Name                     Age       Position Held

Robert G. Jones          44        President and a member of the Board
                                   of Directors

Gary W. Evans            64        Vice President, Secretary-Treasurer,
                                   Chief Financial Officer
                                   and a member of the Board of
                                   Directors

Robert W. Wilder         65        Chief Operating Officer and a
                                   member of the Board of Directors

     All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the bylaws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Biographical Information:

Robert G. Jones - President and a member of the Board of Directors

     Mr. Jones has been a member of the Board of Directors since the inception of the Company. From January 1998 to April 1999, Mr. Jones was the Vice President of Sales and Marketing. Since April 1999, Mr. Jones has been the President of the Company. From September 1974 to May 1976, Mr. Jones worked as a senior operator/software support at IBM in their operations group, of the VM 370 online environment. From June 1978 to May 1981, Mr. Jones worked as an engineer designing automated and manually assisted assembly operations at General Motors in their Windsor Trim Plant Operations and their Detroit Technical Center departments. From March 1985 to October 1997, Mr. Jones became a Vice President at Bell Canada. Mr. Jones' responsibilities included helping to establish customer focused operations systems, engineering support, and sales for large national and multi-national corporate customers, notably the banks and financial institutions. From May 1994 to December 1996, Mr. Jones became the managing director of marketing - national customers at the Stentor Alliance of Canadian Telephone companies. Mr. Jones' responsibilities included product development, product support, large corporate sales and the establishment of a technique to rapidly design and implement networking solutions for these national customers. From 1981 to 1985, Mr. Jones became a founding partner of Haljon

Controls, Inc. Haljon is a Canadian company engaged in the design and deployment of fault tolerant, high reliability real time supervisory control and data collection systems for use in oil movement and storage applications and safety shutdown applications in the petroleum and petrochemical field. Mr. Jones graduated from the University of Waterloo, Canada in 1978 with a BASc. of Systems Engineering and from the University of Toronto, Canada in 1989 with an Executive MBA.


Gary W. Evans - Vice President, Secretary/Treasurer Chief Financial Officer and a member of the Board of Directors.

     Mr. Evans is a founder, the Vice President, Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors since inception of the Company. Since 1997, Mr. Evans has worked full time as the Company Secretary and Vice President of Operations. Since October 1993, Mr. Evans has been an independent telecommunications consultant. From May 1990 to October 1993, Mr. Evans was a Corporate Director with Cantel, Inc. Cantel is a cellular network company in Canada. His responsibilities included standards, performance parameters for planning/system engineering and operations. From 1987 to 1990, Mr. Evans was the general operations manager with Bell Canada International in Saudi Arabia. His responsibilities included all aspects of operations including personnel, financial management, pre-sale support, customer configuration design, installation and in-service maintenance of PBX, key, facsimile and other telecommunication network hardware and service. From 1986 to 1987, Mr. Evans was the general operations manager of CTG Toronto. CTG is a international company that provides and services telecommunications switching equipment. From February 1985 to October 1986, Mr. Evans was a general manager of network operations with Bell Canada. From November 1982 to February 1985, Mr. Evans was director of operations with Northern Telecom Inc., Dallas, Texas. His responsibilities included financial management, installations, while providing direct support for new products, project management, material management, training centers and special engineering. From 1962 to 1982, Mr. Evans was employed in the operations department with Bell Canada. Mr. Evans graduated from Columbia University in 1983 with a Bachelor of Business Administration.

Robert W. Wilder - Chief Operating Officer and a member of the Board of
Director.

     Mr. Wilder is a founder, the Chief Operating Officer and a member of the Board of Directors since inception of the Company. From August 1997 to April 1999, Mr. Wilder was the President of the Company. From January 1990 to August 1997, Mr. Wilder was President of CR&J Management, Inc., a consulting firm that specialized in providing business management consulting during the period of divestiture of the North American telecommunications industry. His responsibilities included specific services to Bell Canada, Telesat Canada and Telecom Canada during the down sizing and re-structure of these companies. From 1987 to January 1990, Mr. Wilder was director of business operations for Telecom Canada. His responsibilities included sales, marketing, technology payables/receivables and service operations. From 1985 to 1987, Mr. Wilder was the director of engineering for Telecom Canada. His responsible included systems engineering, design and support of global telecommunications. From 1981 to 1985, Wilder was Vice President - Service, for Northern Telecom, Richardson, Texas. He was responsible for their subscriber based services and products which included military projects, as well as, provisioning the telecommunications systems for the 1984 Olympics, on the campus of UCLA. From 1960 to 1981, Mr. Wilder worked for Bell Canada in a full spectrum of functions including operations, engineering, marketing and held the position of national sales director in 1981.

     None of the individuals listed above are subject to any anticipated or threatened legal proceedings of a material nature.

     The Company held its last annual meeting of shareholders on August 1, 1999.

     Messrs. Evans and Mr. Wilder have devoted full time to the to the affairs of the Company since their employment.

Involvement in Certain Legal Proceedings

     During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company has been the subject matter of any legal proceedings, including bankruptcy, criminal proceedings, or civil proceedings. Further, no legal proceedings are known to be contemplated by governmental authorities against any director, executive officer and person nominated to become a director.

Compliance with Section 16(a) of the Exchange Act.

     The Company's directors, executive officers and ten percent stockholders did not make filings pursuant to Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10.  EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid by the Company from August 1, 1997 through December 31, 1999, for each officer and directors of the Company. This information includes the dollar value of base salaries, bonus awards and the number of stock options granted, and certain other compensation, if any.

                     SUMMARY COMPENSATION TABLE
(a)         (b)     (c)     (d)    (e)      (f)         (g)       (h)      (i)
                                 Other                Securities         All
Name and                         Annual   Restricted  Underlying         Other
Principal                        Compen-  Stock       Options/   LTIP    Compen-
Position    Year  Salary  Bonus  sation   Award(s)    SARs       Payouts sation
                  ($)     ($)    ($)      ($)         (#)        ($)     ($)
Robert G.
Jones       1999  120,000 -      -        500,001     -          -       -
President   1998  100,000 -      -        501,438     -          -       -
            1997       -  -      -             -      -          -       -

Gary W.     1999  120,000 -      -        500,001     -          -       -
Evans       1998  100,000 -      -        501,438     -          -       -
Secretary   1997   75,000 -      -             -      -          -       -




Robert W.
 Wilder     1999  120,000 -      -        500,001     -          -       -
            1998  100,000 -      -        502,563     -          -       -
            1997   75,000 -      -             -      -          -       -

     The Company anticipates paying the following salaries in 1999, subject to the Company. If the Company is unable to the salaries, they will be accrued as debt.

Robert Jones        President                2000      $120,000
Gary Evans          Vice President           2000      $120,000
Robert Wilder       Chief Operation Officer  2000      $120,000


     The Company has entered into an employment agreement with Robert Jones wherein the Company will pay Mr. Evans $120,000 per year as Secretary of the Company. The employment agreement has a three year term.

     The Company has entered into an employment agreement with Gary Evans wherein the Company will pay Mr. Evans $120,000 per year as Secretary of the Company. The employment agreement has a three year term.

     The Company has entered into an employment agreement with Robert Wilder wherein the Company will pay Mr. Evans $120,000 per year as Secretary of the Company. The employment agreement has a three year term.

     The Company has adopted a qualified stock option plan and a non-qualified incentive stock option plan. Options granted to officers are reflected below. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors other than as described herein.

Option/SAR Grants.

     The following grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to officers and/or directors:

                               Number of
                               Securities
                 Number of     Underlying
                 Securities    Options/SARs
                 Underlying    Granted      Exercise      Number of
                 Options       During Last  or Base       Options    Expiration
Name             SARs Granted  12 Months[1] Price ($/Sh)  Exercised  Date
Robert Wilder    500,000       500,000      $0.50         -0-        12/31/2001
Robert Jones     500,000       500,000      $0.50         -0-        12/31/2001
Gary Evans       500,000       500,000      $0.50         -0-        12/31/2001

     Other than as set forth above, the Company has not granted any other stock options or stock appreciation rights to its officers or directors since its inception on November 1, 1996.

     There are no standard or other arrangements pursuant to which the Company's directors were compensated in their capacity as such during the 1999 fiscal year.

     There are no compensation arrangements for employment, termination of employment or change-in-control between the Company and the Named Executive Officers.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The Company's securities are recorded on the books of its transfer agent in registered form. However, a majority of such shares are registered in the name of intermediaries such as brokerage houses and clearing houses on behalf of their respective clients and the Company does not have knowledge of the beneficial owners thereof. The Company is not directly or indirectly owned or controlled by a corporation or foreign government.

     As of April 10, 2000, the Company had an authorized share capital of 100,000,000 common shares with a par value of $0.001 per share of which 4,498,542 shares were issued and outstanding. The purchasers of the 1.22 million shares in April, 1999 were CYBERLINX, INC., Macquesten Company, Philip Juliano and Quickphone, Inc. The shares were sold pursuant to Reg. 504 of the Securities Act of 1933 (the "Act"). The Company was not subject to the reporting requirements of section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"); was not an investment company; and, was not a development stage company that either had no specific business plan or purpose or indicated that its business plan was to engage in a merger or acquisition with an unidentified company or companies, or other entity or person. The Company filed a Form D with the Securities and Exchange Commission (the "Commission"). The aggregate price of the offering of securities did not exceed $1,000,000, less the aggregate offering price of all securities sold within the twelve months period to the sale thereof, in reliance on any exemption under section 3(b) of the Act or in violation of section 5(a) of the Act. The Company does not know if the foregoing have made a further transfer of the shares so acquired.

     The following table sets forth, as of September 1, 1999, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

                         Amount and
                         Nature of
Name and Address         Beneficial                         Percent
of Beneficial Owner      Owner          Position            of Class

Robert G. Jones            500,001      President and       11.11%
                                        Director

Gary W. Evans              500,001      Vice President,     11.11%
                                        Secretary/Treasurer,
                                        Chief Financial
                                        Officer and Director

Robert W. Wilder           500,001      Director            11.11%

All officers and         1,500,003                          33.34%
directors as a group.
(3 persons)

     No arrangements exist which may result in a change in control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On January 3, 1999, the Company entered into an employment agreement with Robert Jones wherein the Company will pay Mr. Jones $120,000 per year as Treasurer of the Company. The employment agreement has a three year term.

     On January 3, 1999, the Company entered into an employment agreement with Gary Evans wherein the Company will pay Mr. Evans
$120,000 per year as President and Chief Executive Officer of the Company. The employment agreement has a three year term.

     On January 2, 1999, the Company entered into an employment agreement with Robert Wilder wherein the Company will pay Mr. Wilder $120,000 per year as Secretary of the Company. The employment agreement has a three year term.

Unregistered Securities Issued In Fourth Quarter of 1999.

     On December 15, 1999, the Company issued 440,350 shares of Common Stock to owe person in consideration of $206,000. The shares were issued as "restricted" securities pursuant to Section 4(2) of the Securities Act of 1933.



                              PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Reports on Form 8-K

     The Company has not filed any reports on Form 8-K during the fourth quarter of 1999.

(b)  Exhibits

     The following documents are incorporated herein by reference from the Registrant's Form 10SB Registration Statement (SEC File #000-28015) and all amendments thereto, which was filed with the Securities and Exchange Commission and all exhibits thereto:

Exhibit
Number    Description

3.1       Initial Articles of Incorporation, as filed August 1, 1997.
3.2       Bylaws.
3.3 Articles of Amendment to the Articles of Incorporation, as filed on August 23, 1997.
3.4 Articles of Amendment to the Articles of Incorporation, as filed on November 20, 1998.
10.1 Associate Agreement between World Telehealth Corporation and the Company.
10.2 Management Agreement between World Telehealth Corporation and the Company.
10.3 Addendum Agreement between World Telehealth Corporation and the Company.
10.4      Associate Agreement between TeleMedica Group and the Company.
10.5      Agreement with BNT, Inc.
99.1      Gary W. Evans Employment Agreement.
99.2      Robert G. Jones Employment Agreement.
99.3      Robert W. Wilder Employment Agreement.
99.4      Consulting Agreement with Lexxus Capital Corp.
99.5      1999 Non-Qualified Stock Option Plan.
99.6      1999 Qualified Stock Option Plan.

     The following documents are incorporated herein:

27             Financial Data Schedule

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of April, 2000.

                              COI SOLUTIONS, INC.
                              (Registrant)


                         BY:  /s/ Robert G. Jones
                              Robert G. Jones, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 10th day of April, 2000.


SIGNATURES                    TITLE                    DATE


/s/ Robert G. Jones           President, Chief         April 10, 2000
Robert G. Jones               Executive Officer and
                              Member of the Board
                              of Directors


/s/ Gary W. Evans             Vice President,          April 10, 2000
Gary W. Evans                 Secretary/Treasurer,
                              Chief Financial Officer
                              and Member of the Board
                              of Directors


/s/ Robert W. Wilder          Chief Operating Officer  April 10, 2000
Robert W. Wilder              and Member of the Board
                              of Directors