Form 10QSB
period 2000-03-31
COI SOLUTIONS INC
filed 2000-06-22
CIK 1075773

=====================================================================


                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             Form 10-QSB

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ending March 31, 2000

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                   Commission file number 0-28015

                        COI SOLUTIONS, INC.
       (Exact name of registrant as specified in its charter)

Nevada                             86-09884116
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

                         5300 West Sahara
                             Suite 101
                     Las Vegas, Nevada   89102
              (Address of principal executive offices)

Registrant's telephone number including area code: (212) 953-0865

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                  Common shares, $0.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

  Yes [   ] No [ x ], not subject to filing until April 23, 2000.

The number of common shares without par value outstanding on March 31, 2000 was 4,498,542 shares.

====================================================================

                               PART I

                  INDEPENDENT ACCOUNTANTS' REPORT

COI SOLUTIONS, INC.
Condensed Statements of Operations
(Unaudited)
Three Months Ending March 31            2000           1999
                                        ---------      ----------
Revenue                                 $ 180,000      $  673,316

Expenses
 Bad debts                                  6,702              -
 Management fees                           90,000          90,000
 Professional fees                         12,500          10,107
 Consulting                                41,898         696,747
 Administrative                               864          40,763
                                        ---------      ----------
                                        $ 151,964      $  837,617
                                        =========      ==========
Net earnings (loss)                     $  28,036      $ (164,301)
                                        =========      ==========
Net earnings (loss) per share (Note 1)
 basic                                  $    0.01      $    (0.06)
                                        ---------      ----------
 diluted                                     0.00      $    (0.03)
                                        =========      ==========
Weighted average shares
 basic                                  4,498,542       2,700,192
                                        ---------      ----------
 diluted                                7,222,464       4,705,192
                                        =========      ==========



















   See accompanying notes to the condensed financial statements.

COI Solutions, Inc.
Condensed Balance Sheets
(Unaudited)                             March 31       December 31
                                        2000           1999
                                        ------------   ------------
Assets
Current
 Cash                                   $     14,868   $        765
 Accounts receivable (net of allowance
  for doubtful accounts of $1,856,702;
  1999 - $1,850,000)                         305,500        154,702
 Loan receivable                             242,500        242,500
                                        ------------   ------------
                                             562,868        397,967

Investment                                         1              1
                                        ------------   ------------
                                        $    562,869   $    397,968
                                        ============   ============
Liabilities
Current
 Accounts payable and
  accrued liabilities                   $    510,630   $    416,824
 Due to directors                             50,365         42,371
                                        ------------   ------------
                                             560,995        459,195
                                        ------------   ------------
Shareholders' Deficiency
Capital stock                                  4,498          4,498
Additional paid in capital                 6,256,349      6,221,284
Deficit                                   (6,258,973)    (6,287,009)
                                        ------------   ------------
                                               1,874        (61,227)
                                        ------------   ------------
                                        $    562,869   $    397,968
                                        ============   ============















   See accompanying notes to the condensed financial statements.

COI Solutions, Inc.
Condensed Statements of Cash Flows
(Unaudited)
Three Months Endings March 31           2000           1999
                                        -----------    ----------
Cash flows from (applied to)

 Operating
  Net earnings (loss)                   $    28,036    $ (164,301)
  Services for stock                         35,065       470,717

 Changes in
  Accounts receivable                      (150,798)     (365,326)
  Accounts payable and
   accrued liabilities                       93,806       135,335
                                        -----------    ----------
                                              6,109        76,425
                                        -----------    ----------
 Financing
  Bank indebtedness                              -         (6,612)
  Advance from (to) directors                 7,994       (27,000)
                                        -----------    ----------
                                              7,994       (33,612)
                                        -----------    ----------
Net increase in cash during the period       14,103        42,813

Cash, beginning of period                       765            -
                                        -----------    ----------
Cash, end of period                     $    14,868    $   42,813
                                        ===========    ==========





















   See accompanying notes to the condensed financial statements.

COI Solutions, Inc.
Notes to the condensed Financial Statements
(Unaudited)
March 31, 2000

1.        General

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the financial statements and related footnotes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB.

Income taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. There are no income taxes for the current year as the company has approximately $1,033,000 of net operating loss carryforwards of which $25,000 expires in 2012 and $1,008,000 expires in 2019.

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

There were stock options outstanding at March 31, 2000, to purchase 2,723,922 shares of common stock (1999 - 2,005,000).

Basic weighted average shares outstanding for the period were 4,498,542 (1999 - 2,700,192). Diluted average shares outstanding for the period were 7,222,464 (1999 - 4,705,192)

2.        Concentrations

The company currently has one major customer with multiple contracts. The contracts with The TeleMedica Group have a value in excess of $500,000 commenced in October, 1999 and are due to expire in May 2000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.

OPERATION

General

     These discussions contain forward-looking statements containing words such as "will continue to be," "will be," "continue to," "anticipates that," "to be," or "can impact." Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements.

Plan of Operation

     During the next twelve months, we plan to continue to direct our efforts in the global telemedine marketplace.

     We have inadequate cash to maintain operations during the next twelve months. In order to meet our cash requirements we will have to expand the existing contract, source new consulting contracts, as well as continuing with raise additional capital through a stock offerings. If the offering is unsuccessful, we may have to cease operations, Other than the stock offering, we have no other plans to raise additional capital. Further, we have not initiated any negotiations for loans.

Three Months Ended March 31, 2000

     For the three months ended March 31, 2000 the Company reported net earnings of $28,036 and $0.01 per share. However, without additional cash, the Company will not be able to sell great quantities of its services. The professional services incurred were for annual audit fees. The consulting expenses were for outsourced services provided to the single contract that the company is engaged in. The management fees were for expenses for the management team working on the current contract. Sales for the period were $60,000 per month for a total of $180,000 for the period.

Financial Condition and Liquidity

     At April 30, 2000, the Company had $14,868 of cash. The Company's sources of cash are from its single in-force contract. Future funds required to carry out management's plans are expected to be derived from the continuation of its current contract, acquiring new consulting contracts and future stock sales. There can be no assurances that the Company will be successful in executing its plans.


                    PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     There are no material legal proceedings commenced or maintained by, or against, the Company.

Item 2.   Changes in Securities.

     None


Item 3.   Defaults Upon Senior Securities.

     The Company has no debt securities outstanding.


Item 4.   Submission of Matters to a Vote of Security Holders.

     There were no matters submitted for a vote of the security holders during the period covered by this report.


Item 5.   Other Information.

     None


Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

EXHIBIT INDEX

Exhibit
  No.     Description.

  27      Financial Data Schedule

(b)  No reports on Form 8-K have been filed for the period ended March
     31, 2000.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

     Dated this 21st day of June, 2000.

                                   COI SOLUTIONS, INC.




                                   BY:  /s/ Robert W. Wilder
                                        Robert W. Wilder,
                                        Chief Executive Officer and a
                                        member of the Board of
                                        Directors