Form 10KSB/A
period 1999-12-31
COI SOLUTIONS INC
filed 2000-08-02
CIK 1075773

                          FORM 10-KSB/A-1

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

2. All reports filed with the Securities and Exchange Commission after November 10, 1999.

Transitional Small Business Issuer Format
     YES [   ]   NO [ x ]

                               PART I

ITEM 1.   BUSINESS.

Background

     COI SOLUTIONS, INC. (the "Company") was incorporated under the laws of the State of Nevada on August 1, 1997 as Expedia Com Global,
Inc., to engage in the business of     furnishing Internet and
telecommunications consulting services to businesses engaged in the health care, trade and commerce, and travel and tourism industries.
     On August 23, 1997, Expedia Com Global, Inc. changed its name to Expediacom Global Inc. On November 16, 1998, Expediacom Global Inc. changed its name to COI Solutions, Inc. The common shares of the Company commenced trading in June 1998 on the Bulletin Board ("Bulletin Board") operated by the National Association of Securities Dealers Inc. ("NASD") under the symbol "COSL." The Company's common stock was delisted from the Bulletin Board on October 25, 1999, as a result of the Company's failure to file reports with the Securities and Exchange Commission ("Commission") as mandated by the NASD. The Company has filed this Form 10-SB in order to regain its listing on the Bulletin
Board.     Prior to being relisted on the Bulletin Board, this
registration statement must become effective by operation of law, which occurred on January 10, 2000 and there can be no outstanding comments pending with the Commission.

         The Company is engaged in the business of furnishing Internet and telecommunications consulting services to businesses engaged in the health care, trade and commerce, and travel and tourism industries. Prior to initiating operations, the Company had no background or expertise in the foregoing industries, but its background or expertise
was in the Internet and telecommunications industry.      The Company
accomplishes the foregoing by creating custom integrated electronic network based solutions, combining strategic business, marketing and investment planning with high technologies, including the Internet and private Intranets.

     The Company provides     Internet and telecommunications
consulting services      to businesses that wish to establish a more
effective telecommunications environment in which to conduct their
business.  A typical     customer evaluation requires      the
following steps:

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

     The Company outsources specific functions to the following third party contractors who have expertise as follows:

     -    Karo Inc - Website and marketing collateral
     - OE/One Inc. - Technology development of network management applications
     - Media Renaissance - Web based profile and data base management applications
     - BNT Inc. - International business development, opportunity prospecting and sales

The "community of interest" model.

     The Company relies upon the community of interest model as its cornerstone for providing electronic tools and creative business networking solutions to allow organizations to operate in a fully integrated manner with clients and suppliers in both real and non-real time, regardless where they are located in the world.

Web Site Design & Construction

     The Company in conjunction with Community-Builder.com, has developed a five-phase program for the development and construction of Web sites for businesses that are beginning to engage in marketing and commerce over the Internet. The Company's initial geographical focus will be on South America, Asia and Africa, as the Internet is still a relatively new media but is beginning to show significant growth in these regions. The Company believes that there are less competitive markets in Africa, South America and Asia for the Company's services. The Company intends to business only in areas where the communications infrastructure for businesses is in place.

Agreement with BNT, Inc.

     On October 16, 1999, the Company entered into an agreement with BNT, Inc., a Bahamian corporation ("BNT")wherein it was agreed that BNT would provide consulting services to the Company in connection with its products and services and would promote the Company to third parties around the world. The term of the agreement is two years. The Company will pay BNT thirty per cent (30%) of all pretax profits for each project that BNT assists in gaining for the Company. All monies will be paid net thirty (30) days. The Company is obligated under the agreement with BNT to pay BNT an additional annual fee of $10,000.

         BNT is an international corporation with four regional offices located in Pakistan, Kenya, Brazil and the United States. BNT has approximately thirty representatives based around the world which interact with Chambers of Commerce in 140 countries.

     BNT has executive presence in Brazil, Pakistan and Kenya and transacts business in over 100 hundred countries around the world.
They are particularly focused on propagating Internet services and e-commerce technology to developing nations to stimulate increased trade and commerce. To date the Company has had introductory discussions with officials in Brazil regarding consultative work on several telecommunications expansion projects.

Industry Information

     The Internet is a world-wide medium of interconnected electronic and/or computer networks. Individuals and businesses have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

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

     The Company uses the term "virtual company" to define a company that does not have a single specific operating location or a fixed set of employees, but rather has a small contingent of permanent employees, and a fluid set of contractors that operate out of their homes and temporary project offices when they are established. This group of contractors is further supported by a number of non-related companies with which the Company has established a relationship to outsource work, such as technology development, graphics and marketing collateral multi-media publishing.

     Currently, the Company's operations are being conducted only in Markham, Ontario, Canada. The Company intends to expand to other geographical locations as new business develops. Work assignments are made and supervised via daily e-mails, weekly conference calls and a minimum quarterly "face to face" meetings with each employee, contractor, or outsourcer. Employees and contractors are chosen for their ability to be results focused and to operate independently, however, significant collaboration occurs amongst the high performance team through the communications mechanisms mentioned above.

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

Marketing

      To date the Company has attracted its new business prospects via word-of-mouth and through the strong telecom industry reputations of
the company's management team.   The Company has prepared a website, a
brochure and a presentation that it will provide to BNT to deliver "face to face" to international prospects. Once these prospects have been qualified, the Company will participate in conference calls to establish "face to face" meetings in international locations to negotiate contracts. The Company forecasts a marketing budget of $225,000 in year 2000. The Company is currently in discussions on Brazilian telecom consulting contracts, but no international contracts have been signed at this time.

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

         The Company believes that the market for Internet and telecommunications consulting services is large enough to afford the Company the opportunity to compete effectively. This is evidenced by the Company's ability to remain in business.

Past Business Activity

         Since the Company's inception to the present, the Company has completed the following projects for customers:

     1. Converted real time news on NASD listed companies from text information to voice information for access by investors.

     2. Provided communications and Internet systems consulting for a resort complex in the Caribbean.

     3. Conducted a feasibility study for the creation of an aboriginal telecommunications company to provide service to 600 reservations across Canada.

     4. Created the business operations plan to manage a corporations web-site and prepared programs for hiring technical, marketing and operations staff.

     5. Provided consulting services for the creation of a business plan, prepared a web-site, assisted with the employment of two corporate officials.

     The Companies past and present projects have all generated revenues.

Recent Business Activity

     On September 14, 1999, the Company entered into an agreement with the TeleMedica Group of Las Vegas, Nevada to develop a business plan and operations plan for a new venture that will be known as TeleMedica.com. TeleMedica is engaged in the business of promoting
medically related business opportunities.     TeleMedica is a privately
held Nevada corporation which was incorporated in 1997. Its executive offices are located in Connecticut and its president is William Ryder.
      The first project to be developed by the Company on behalf of the Telemedica Group will be an Internet based service to facilitate e-commerce transactions which include the distribution, sale and automated dispensing of pharmaceuticals, nutritional supplements, and related medical supplies. As part of this agreement the Company has negotiated the acquisition of 10% of the outstanding common stock of the Telemedica Group. TeleMedica is a client of the Company. The Company received a 10% equity interest through ownership of

TeleMedica's common stock. The Company received the common stock as consideration for services rendered to TeleMedica. The Company will provide consultative support and the development and marketing strategy for TeleMedica's initial products and services. The Company will also assist in the general management function into the first nine months of 2000.

     For these services, the Company will be paid $60,000 per month for
the nine months beginning in October 1999.   The Company plans to
integrate the systems developed by Community Builder.com into the
operations of the Telemedica Group.      The Company has received the
stipulated progress payments of $60,000 per month since October 1999. The Company does not know who is supplying the funding for the progress payments. Neither the Company nor any of its affiliates are supplying TeleMedica's funding.

Community-Builder.com Inc.

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

         If the Company is retained as a consultant and Internet tools produced by Community-Builder.com Inc. are purchased by a customer, the cost of such Internet tools will be included in the fees charged by the Company with the Company paying Community-Builder.com Inc. for the Internet tools which they produce.

World Telehealth Contract

     On December 11, 1998, the Company entered into an agreement with World Telehealth Corporation, a Florida corporation ("WTH"), wherein the Company would provide consulting, contracting services, project management services, and operational services for telecommunications systems, network centric applications and information technology including the management of business relationships. In consideration of the foregoing, WTC would pay the Company $165,000 per month. The term of the agreement was fourteen months. The material terms of the agreement with World Telehealth included; building the infrastructure of the Company, developing and implementing the marketing, operations and technology functions of the Company. The fee for delivering the work to World Telehealth was $165,000 per month and as per section 1.6 of the contract, the Company had a responsibility to raise the funds to pay for the management fee of $165,000. As per section 1.6, should the fees not be raised by the Company, the amounts would be accrued until the funds were raised. The Company did not raise all of the funds to satisfy the payment of the $165,000 monthly fee. $320,000 was paid to the Company. The salaries paid by the Company to employees and other contractors was $70,000. There were no amendments to the agreement which changed the obligations of the parties. The World Telehealth contract was the only active project that the Company had and therefore was the only revenue source. Since the suspension of the World Telehealth contract, the Company has another contract with Telemedica with an initial value of $500,000. The Company is actively pursuing the collection of the World Telehealth receivable through legal
channels.   On August 10, 1999, WTC stopped paying the Company its
monthly fee. The Company is attempting to collect the receivable that is due. Legal action will be considered should this receivable be uncollected by November 30, 1999.

     The Company does not retain title to any material reusable intellectual and other property from the World Telehealth contract, nor can the Company reclaim anything of value if the contracts fail.

     The Company does not know if World Telehealth is having financial
difficulty.     The Company believes that World Telehealth has the
capacity to pay the amount owed based upon the Company's knowledge of World Telehealth's financial statements. The Company believes that they do not intend to pay the balance due, but the Company believes that the balance due can be collected through legal proceedings which the
Company has not yet initiated.       Non-payment by World Telehealth
over the past two quarters of 1999 has negatively affected the cash flow of the Company as been reflected in the September 30, 1999 Financial Statements. The Company expects its agreements to terminate as a part of the settlement process. There is no assurance the matter will be settled or as a matter of law that the contracts will be terminated. The Company does not know if the termination of the contracts with World Telehealth will impact the Company's business reputation, cause a default under any of its credit agreements, however, the Company is obligated to its sub contractors for approximately $41,000 for expenses incurred by it in connection with the contracts. The Company has no liability to either World Telehealth or its creditors in connection with the contracts.

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

Employees

     The Company has 15 full-time and contracted employees, 3 of which are Officers of the Company and 12 of which are support staff.
Management may hire additional employees as the Company's operations expand and management believes the expense of additional employees is warranted.

     The Company operates as a virtual corporation. This means that all individuals working under contract for the Company operate primarily out of their homes using computer hardware, software products, multiple telecom facilities, a dedicated and secure server, and extensive use of secure e-mail and the Internet. The Company believes that this form of conducting business will reduce operating expenses and effectively manage companies which have geographically
dispersed personal.   The Company has contractors located in New York;
Las Vegas, Nevada; San Francisco, California; Ottawa, Ontario; Toronto, Ontario; and Montreal, Quebec.

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

         In August 1998, the Company executed an agreement with Lexxus Capital whereby it was agreed that the Company would issue 500,000 shares of common stock as compensation for introducing World Telehealth to the Company, provided certain conditions were satisfied. Because World Telehealth breached its agreement, Lexxus Capital and the Company mutually agreed that the 500,000 shares would not be issued and the agreement was mutually rescinded.

Facilities

     The registered office of the Company is located at 5300 West Sahara, Suite 101, Las Vegas, Nevada 89102. The Company's executive offices are located at 405 Lexington Ave. New York, NY USA and at 50 Augusta Drive Way, Markham, Ontario, Canada. The telephone number of the office in the USA is (212) 953-0865 and the telephone number of the office in Canada is (905) 201-1952.

Year 2000 Compliance Statement

     The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. As a result, date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including among others, temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company uses standard software products for its operational requirements in a distributed configuration. These systems from Microsoft and others have been verified as year 2000 compliant. Other systems for networking are obtained from providers such as the Stentor Alliance and PSiNet. Any software that the Company develops as part of its solutions programs will be Year 2000 compliant.

     Though the Company has yet to acquire any additional hardware or software technology in support of its services, the planned acquisitions will most likely involve hardware or software which is relatively new and therefore management does not anticipate that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. As the Company makes arrangements with significant hardware and software suppliers, the Company intends to determine the extent to which the Company's systems may be vulnerable should those third parties fail to address and correct their own Year 2000 issues and take measures to reduce the Company's exposure, such as, finding alternative suppliers or requiring the suppliers to correct Year 2000 compliance issues prior to the Company acquiring the product. Should the Company have to find alternative suppliers the Company expects that it can find those suppliers promptly and on terms that are similar to those being sought at this time. Other than the foregoing measures, the Company has no other contingency plans for dealing with third parties which do not become Year 2000 compliant within a timely manner. The Company anticipates that this will be an ongoing process through any project implementation through 1999. There can be no assurances that the systems of suppliers or other companies on which the Company may rely on will be converted in a timely manner and will not have a materially adverse effect on the Company's systems.

     Additionally there can be no assurances that the computer systems necessary to maintain the viability of the Internet will be Year 2000 compliant. The Company believes that it is taking the steps necessary regarding Year 2000 compliance issues with respect to matters within its control. However, no assurance can be given that the Company's systems will be made Year 2000 compliant in a timely manner or that the Year 2000 problem will not have a material adverse effect on the Company's business, financial condition and results of operations.

Currency and Exchange Rates

     All monetary amounts disclosed in this Form 10-SB are, unless otherwise indicated, expressed in United States dollars.

     As at March 31, 1999 and 1998, the exchange rates to convert
Canadian dollars into U.S. dollars are 1.5087 and 1.4198, respectively. The average exchange rates for the three month periods ended March 31, 1999 and 1998 are 1.5115 and 1.4302. respectively.

     As at December 31, 1998 and 1997, the exchange rates to convert Canadian dollars into U.S. dollars are 1.5333 and 1.4305, respectively. The average exchange rates for the years ended December 31, 1998 and 1997 are 1.4831 and 1.3844, respectively.

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

Risk Factors

     In any business venture, there are substantial risks specific to the particular enterprise. At a minimum, the Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below:

     1. Limited History of Operations and Reliance on Expertise of Certain Persons. The Company has been conducting business since 1997 and is subject to all the risk inherent in the creation of a new business. Since the Company has had limited record of operations, there is limited data at this time upon which to base an assumption that the Company's plans will prove successful. Accumulated Losses per the Financial Statements since inception, amount to $6,452,418. The management of the Company and the growth of the Company's business depends on certain key individuals who may not be easily replaced if they should leave the Company. Persons in management are currently devoting full-time toward the business of the Company.

     2. Limited Financial Resources. The Company has limited or no financial resources and, if the business is not profitable, may not be able to raise sufficient funds to sustain, continue or expand its business. The Company currently has limited revenues and relies principally on the issuance of common shares to raise funds to finance the business of the Company. There is no assurance that market conditions will continue to permit the Company to raise funds if required. The Company has limited assets and has had limited operational revenues since its inception in August 1997. The amount of current asset that constitute accounts receivable is $913,202. The Company believes that the likelihood of collecting the accounts
receivable is very high.   The Company can provide no assurance that
any acquired technology will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.

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

     9. Risks Associated with the Year 2000. With regard to risks to the Company's business associated to Year 2000 compliance, there can be no assurances that the systems of suppliers or other companies on which the Company may rely on will be converted in a timely manner and will not have a materially adverse effect on the Company's systems and therefore the Company's ability to provide its services. Additionally there can be no assurances that the computer systems necessary to maintain the viability of the Internet will be Year 2000 compliant.
The Company believes that it is taking the steps necessary regarding Year 2000 compliance issues with respect to matters within its control. However, no assurance can be given that the Company's systems will be made Year 2000 compliant in a timely manner or that the Year 2000 problem will not have a material adverse effect on the Company's business, financial condition and results of operations.

      10. Dilutive Effect of Issuance of Additional Shares. In the future, the Company may issue additional shares of common stock well below the current market price. This will have a dilutive effect on shareholders who purchase shares at or above the market price. The Company currently has no plans to issue additional shares of common stock at this time.


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

     For a one time planned investment of $150,000, a fifty percent equity ownership position was obtained in Community Builder.com by the Company. This in turn allows the Company access to the products, services and technologies developed by Community Builder.com. Any license fees on a per usage basis for Community Builder products, services and technologies will be born by COI's end clients.

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

     Operating expenses during the year ended December 31, 1999 were $7,437,740(3.8 times that of operating revenues) as compared to $1,003,620 in the year ended December 31, 1998. The majority of this expense was attributable to the application of general accepted accounting practices (GAAP) where the issuance of shares for compensation were added to operational expenses amounting to $672,300 in 1998 and $4,488,805 in 1999.

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



Markham, Canada                    /s/ Grant Thornton L.L.P.
March 17, 2000                     Chartered Accountants

COI Solutions, Inc.
Balance Sheet
December 31                        1999           1998
                                                  (Restated -
                                                  See Note 10)
--------------------------------------------------------------------
Assets
Current
 Cash                              $        765   $      -
 Accounts receivable (net of
  allowance for doubtful
  accounts of $1,850,000;
  1998 - $200,000) (Note 4)             154,702     214,691
 Loan receivable (Note 5)               242,500          -
                                   ------------   ---------
                                        397,967     214,691
Investment (Note 6)                           1          -
                                   ------------   ---------
                                   $    397,968   $ 214,691
                                   ============   =========

--------------------------------------------------------------------
LIABILITIES
Current
 Bank indebtedness                 $         -    $   6,612
 Accounts payable and accrued
  liabilities (Note 7)                  416,824      35,259
 Due to directors (Note 8)               42,371      42,251
                                   ------------   ---------
                                        459,195      84,122
                                   ------------   ---------
SHAREHOLDERS' DEFICIENCY
Capital stock (Note 9)                    4,498       2,700
Additional paid in capital            6,221,284     825,550
Deficit                              (6,287,009)   (697,681)
                                   ------------   ---------
                                        (61,227)    130,569
                                   ------------   ---------
                                   $    397,968   $ 214,691
                                   ============   =========

--------------------------------------------------------------------
Commitment (Note 14)













        See accompanying notes to the financial statements.

COI Solutions, Inc.
Statement of Operations
Year Ended December 31             1999           1998
                                                  (Restated -
                                                  See Note 10)
--------------------------------------------------------------------

Revenue                            $  1,941,001   $   458,441
                                   ------------   -----------
Expenses
 Bad debts                            1,650,000       200,000
 Consulting fees                      2,443,927       722,483
 Management fees                        214,000        11,123
 Professional fees                       63,184        15,212
 Subcontractors                         783,868        28,360
 Administrative                       2,375,350        26,442
                                   ------------   -----------
                                      7,530,329     1,003,620
                                   ------------   -----------
Net loss                           $ (5,589,328)  $  (545,179)
                                   ============   ===========

--------------------------------------------------------------------

Net loss per share, basic and
 diluted (Note 12)                 $      (1.50)  $     (2.63)
                                   ============   ===========
--------------------------------------------------------------------




























        See accompanying notes to the financial statements.

COI Solutions, Inc.
Statement of Stockholders' Deficiency
Year Ended December 31, 1999

                                   Additional                    Total
                 Common Stock      Paid in        Accumulated    Equity
               Shares    Amount    Capital        Deficit        (Deficiency)

December 31, 1997,
 as originally
 reported      *  18,497 $    18   $   160,526    $  (152,502)   $      8,042

Adjustment to
 reflect rescission
 of shares
 (Note 10)       (18,305)    (18)       (7,276)            -           (7,294)
              ---------- -------   -----------    -----------    ------------
December 31, 1997,
 as restated         192      -        153,250       (152,502)            748

Issue of shares
 (Note 9(c))   1,200,000   1,200       298,800             -          300,000

Issue of shares
 (Note 9(d))   1,500,000   1,500       373,500             -          375,000

Net loss 1998         -       -             -        (545,179)       (545,179)
               --------- -------   -----------    -----------    ------------
December 31,
 1998          2,700,192   2,700       825,550       (697,681)        130,569
 (Restated -
 See Note 10)

Stock options
 (Notes 11)           -       -      2,149,612             -        2,149,612

Issue of shares
 (Note 9(e))   1,220,000   1,220     2,731,580             -        2,149,612

Issue of shares
 (Note 9(f))     138,000     138       308,982             -          309,120

Issue of shares  440,350     440       205,560             -          206,000

Net loss 1999         -       -             -      (5,589,328)     (5,589,328)
               --------- -------   -----------   ------------    ------------
December 31,
 1999          4,498,542 $ 4,498   $ 6,221,284   $ (6,287,009)   $    (61,227)
               ========= =======   ===========   ============    ============

------------------------------------------------------------------------------

* After giving retroactive effect to the reverse stock split effective December 3, 1998 outlined in Note 9(b).





         See accompanying notes to the financial statements.

COI Solutions, Inc.
Statement of Cash Flows
Year Ended December 31                  1999           1998
                                                       (Restated -
                                                       See Note 10)
--------------------------------------------------------------------

Cash flows from (applied to)

 OPERATING
  Net loss                              $ (5,589,328)  $ (545,179)
  Services for stock                       4,581,394      672,300
  Changes in
   Accounts receivable                        59,989     (214,691)
   Accounts payable and
    accrued liabilities                      381,564       27,965
   Advances from directors                       120       23,851
                                        ------------   ----------
                                            (566,261)     (35,754)
                                        ------------   ----------
FINANCING
 Issue of common shares                      816,138        2,700
 Bank indebtedness                            (6,612)       6,612
                                        ------------   ----------
                                             809,526        9,312
                                        ------------   ----------
INVESTING
 Increase in loan receivable                (242,500)          -
                                        ------------   ----------
Net increase (decrease) in cash
 during the year                                 765      (26,442)

Cash, beginning of period                         -        26,442
                                        ------------   ----------
Cash, end of period                     $        765   $       -
                                        ============   ==========
--------------------------------------------------------------------




















        See accompanying notes to the financial statements.

COI Solutions, Inc.
Notes to the Financial Statements
December 31, 1999

--------------------------------------------------------------------

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

1.        To generate revenue and raise equity.

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

--------------------------------------------------------------------

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

COI Solutions, Inc.
Notes to the Financial Statements
December 31, 1999

--------------------------------------------------------------------

3.   Concentrations

The company currently has two major customers with multiple contracts with each. The contract with World Telehealth was due to expire in December, 1999 but was suspended in August, 1999. The contracts with The TeleMedica Group have a value in excess of $500,000 commenced in October, 1999 and are due to expire in May 2000.
--------------------------------------------------------------------

4.   Accounts receivable

As a result of the contract with World Telehealth being suspended, the entire accounts receivable due on this contract has been fully reserved.  Management cannot determine how much of these accounts receivable may be collected.
--------------------------------------------------------------------

5.   Loan receivable

The Company has a loan receivable from a company controlled by the directors of COI Solutions Inc. in the amount of $242,500. The loan is due October 15, 2000 with an interest rate of 6% per annum. The purpose of the loan is for the development of an E-commerce platform for a Canadian Tele-medicine application.
--------------------------------------------------------------------

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
--------------------------------------------------------------------

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

--------------------------------------------------------------------
8.   Due to directors

Directors have advanced funds for operating expenses amounting to $42,371. The loans are unsecured, interest free and it is expected they will be repaid within one year.

--------------------------------------------------------------------
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

e) On April 7, 1999, 1,220,000 Common shares were issued to non-related parties at an issue price of $2.24 per share. The shares were recorded at a total consideration of $2,732,800 (1,220,000 X 2.24). The shares have been issued for a cash consideration of $610,000 and the balance of $2,122,800 has been recorded as administrative expense and included in the statement of operations. The company was required to issue these shares at a discount to market value in order to raise capital to sustain operations.

COI Solutions, Inc.
Notes to the Financial Statements
December 31, 1999

--------------------------------------------------------------------

9.   Capital stock (continued)

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

--------------------------------------------------------------------

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

--------------------------------------------------------------------

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

COI Solutions, Inc.
Notes to the Financial Statements
December 31, 1999

--------------------------------------------------------------------

11.  Stock options (continued)

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

Net loss                                As reported    $ (5,589,328)
                                        Pro forma      $ (5,744,728)
Net loss per share, Basic and Diluted   As reported    $      (1.50)
                                        Pro forma      $      (1.54)

During the year, the Company granted 1,223,922 options, in exchange for services, that are accounted for under SFAS no. 123 "Accounting for Stock-Based Compensation". The standard contains a fair value based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Consulting options were granted at prices from $0.50 to $2.00 and expire from December 31, 2001 to December 31, 2003. These options were recorded as consulting fees totalling $649,612 for the year ended December 31, 1999.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1999: dividend yield of 0%; risk free interest rate of 6.24%; volatility of 60% for 1999; and expected lives of 2.32 years.

A summary of the status of the 1999 plan as of December 31, 1999, is presented below:

                                        Shares         Weighted Avg.

Outstanding, beginning of period               -       $   -
Granted                                 2,723,922        0.64
Exercised                                      -           -
Forfeited                                      -           -
                                        ---------      ------
Outstanding, end of period              2,723,922      $ 0.64
                                        =========      ======
Options exercisable at period-end       2,347,045      $ 0.60
                                        =========      ======
Weighted average fair value of options
 granted during the period              $    0.85
                                        =========

COI Solutions, Inc.
Notes to the Financial Statements
December 31, 1999
--------------------------------------------------------------------
11.  Stock options (continued)

The following table summarizes information about options outstanding and exercisable at December 31, 1999:

          Options Outstanding                Options Exercisable
                          Weighted
                          Average       Weighted               Weighted
Range of                  Remaining     Average                Average
Exercise     Number       Contractual   Exercise  Number       Exercise
Prices       Outstanding  Life          Price     Outstanding  Price

$0.50-$0.75  2,266,778    2.26 years    $ 0.53    2,083,533    $ 0.51
$1.00          357,144    3.90 years    $ 1.00      163,512    $ 1.00
$2.00          100,000    2.69 years    $ 2.00      100,000    $ 2.00
             ---------                            ---------
             2,723,922                            2,347,045
             ---------                            ---------
--------------------------------------------------------------------
12.  Loss per share

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

Basic weighted average shares outstanding for the year were 3,716,224 (1998 - 207,315).
--------------------------------------------------------------------
13.  Income taxes

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:

                                        1999           1998

Statutory tax (benefit) provision       $ (2,436,029)  $ (245,330)
Non-deductible expenses                    1,992,538      301,264
Tax benefit realized on
 tax loss carryforward                            -       (48,270)
Other                                             -        (7,664)
Increase in valuation allowance              443,491           -
                                        ------------   ----------
                                        $         -    $       -
                                        ============   ==========

COI Solutions, Inc.
Notes to the Financial Statements
December 31, 1999

--------------------------------------------------------------------

13.  Income taxes (continued)

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

--------------------------------------------------------------------

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

     The following documents are incorporated herein by reference from the Registrant's Form 10-KSB Registration Statement and all amendments thereto, which was filed with the Securities and Exchange Commission and all exhibits thereto:

27             Financial Data Schedule

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of August, 2000.

                              COI SOLUTIONS, INC.
                              (Registrant)


                         BY:  /s/ Robert G. Jones
                              Robert G. Jones, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.


SIGNATURES                    TITLE                    DATE


/s/ Robert G. Jones           President, Chief         August 1, 2000
Robert G. Jones               Executive Officer and
                              Member of the Board
                              of Directors


/s/ Gary W. Evans             Vice President,          August 1, 2000
Gary W. Evans                 Secretary/Treasurer,
                              Chief Financial Officer
                              and Member of the Board
                              of Directors


/s/ Robert W. Wilder          Chief Operating Officer  August 1, 2000
Robert W. Wilder              and Member of the Board
                              of Directors