Form 10QSB
period 2000-06-30
COI SOLUTIONS INC
filed 2000-08-04
CIK 1075773

=====================================================================


                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             Form 10-QSB

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ending June 30, 2000

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

Yes [   ] No [ x ], not subject to filing until April 23, 2000

The number of common shares without par value outstanding on June 30, 2000 was 4,498,542 shares.

=====================================================================

                               PART I

                  INDEPENDENT ACCOUNTANTS' REPORT

COI Solutions, Inc.
Condensed Statements of Operations
(Unaudited)

                    Three Month Period Ended Six Month Period Ended
                    June 30                  June 30
                    2000      1999           2000      1999

Revenue             $ 404,032 $    403,624   $ 584,032 $  1,076,940
                    --------- ------------   --------- ------------
Expenses
 Bad debts                 -            -        6,702           -
 Management fees       90,000       90,000     180,000      180,000
 Professional fees     12,800       10,000      25,300       20,107
 Consulting           150,000    3,899,066     191,898    4,595,813
 Administrative           739       40,763       1,603       81,526
                    --------- ------------   --------- ------------
                    $ 253,539 $  4,039,829   $ 405,503 $  4,877,446
                    ========= ============   ========= ============
Net earnings (loss) $ 150,493 $ (3,636,205)  $ 178,529 $ (3,800,506)
                    ========= ============   ========= ============
Net earnings (loss)
 per share (Note) 1
 basic              $    0.03 $      (1.00)  $    0.04 $      (1.14)
                    --------- ------------   --------- ------------
 diluted            $    0.02        (0.69)     0.02   $      (0.71)
                    ========= ============   ========= ============
Weighted average
 shares basic       4,498,542    3,329,661   4,498,542    3,329,661
                    --------- ------------   --------- ------------
 diluted            7,222,464    5,379,965   7,222,464    5,379,965
                    ========= ============   ========= ============
















   See accompanying notes to the condensed financial statements.


COI Solutions, Inc.
Condensed Balance Sheets
(Unaudited)                        June 30        December 31
                                   2000           1999

ASSETS
Current
 Cash                              $     22,805   $        765
 Accounts receivable (net of
  allowance for doubtful
  accounts of $1,856,702;
  1999 - $1,850,000)                    638,356        154,702
 Loan receivable                        142,300        242,500
                                   ------------   ------------
                                        803,461        397,967
Investment                                    1              1
                                   ------------   ------------
                                   $    803,462   $    397,968
                                   ============   ============
LIABILITIES
Current
 Accounts payable and
  accrued liabilities              $    600,730   $    416,824
 Due to directors                        50,365         42,371
                                   ------------   ------------
                                        651,095        459,195
                                   ------------   ------------
SHAREHOLDERS' DEFICIENCY
Capital stock                             4,498          4,498
Additional paid in capital            6,256,349      6,221,284
Deficit                              (6,108,480)    (6,287,009)
                                   ------------   ------------
                                        152,367        (61,227)
                                   ------------   ------------
                                   $    803,462   $    397,968
                                   ============   ============















   See accompanying notes to the condensed financial statements.

COI Solutions, Inc.
Condensed Statements of Cash Flows
(Unaudited)
Six Months Ending June 30               2000      1999

Cash flows from (applied to)

Operating
 Net earnings (loss)                    $  178,529     $ (3,800,506)
 Services for stock                         35,065        3,912,826

 Changes in
  Accounts receivable                     (483,654)        (641,449)
  Loan receivable                          100,200               -
  Accounts payable and
   accrued liabilities                     183,906           13,163
                                        ----------     ------------
                                            14,046         (628,286)
                                        ----------     ------------
Financing
 Issue of common share                          -           610,138
 Bank indebtedness                              -            (6,612)
 Advance from (to) directors                 7,994          (27,000)
                                        ----------     ------------
                                             7,994         (576,526)
                                        ----------     ------------
Net increase in cash during the period      22,040           60,560

Cash, beginning of period                      765               -
                                        ----------     ------------
Cash, end of period                     $   22,805     $     60,560
                                        ==========     ============



















   See accompanying notes to the condensed financial statements.

COI Solutions, Inc.
Notes to the condensed Financial Statements
(Unaudited)
June 30, 2000

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

Income taxes

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. There are no income taxes for the current year as the company has approximately $888,400 of net operating loss carryforwards which expire in 2019.

Loss per share

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

There were stock options outstanding at June 30, 2000, to purchase 2,723,922 shares of common stock (1999 - 2,105,000).

Basic weighted average shares outstanding for the period were 4,498,542 (1999 - 3,329,661). Diluted average shares outstanding for the period were 7,222,464 (1999 - 5,379,965)

COI Solutions, Inc.
Notes to the condensed Financial Statements
(Unaudited)
June 30, 2000

2.        Concentrations

The company currently has contracts with two customers. The initial contracts with The TeleMedica Group was extended to December 31, 2000 at $60,000 per month. The contract with the other customer totals $500,000 of which $225,000 has been included in revenue to date.

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

Plan of Operation

     During the next twelve months, we plan to continue to direct our efforts in the global telemedicine marketplace.

     We have inadequate cash to maintain operations during the next twelve months. In order to meet our cash requirements we will have to expand the existing two contracts, source new consulting contracts, as well as continuing with raise additional capital through a stock offerings. If the offering is unsuccessful, we may have to cease operations, Other than the stock offering, we have no other plans to raise additional capital. Further, we have not initiated any negotiations for loans.

Three Months Ended June 30, 2000

     For the three months ended June 30, 2000 the Company reported net earnings of $150,493 and $0.03 per share. However, without additional cash, the Company will not be able to sell great quantities of its services. The professional services incurred were for annual audit fees. The consulting expenses were for outsourced services provided to the two contracts that the company is engaged in. The management fees were for expenses for the management team working on the current contract. Sales for the period were $404,032.

Financial Condition and Liquidity

     At June 30, 2000, the Company had $22,805 of cash. The Company's sources of cash are from its two in-force contracts. Future funds required to carry out management's plans are expected to be derived from the continuation of its current contracts, acquiring new consulting contracts and future stock sales. There can be no assurances that the Company will be successful in executing its plans.

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

Item 5.   Other Information.

     None

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

EXHIBIT INDEX

Exhibit
  No.     Description.

  27      Financial Data Schedule

(b)  No reports on Form 8-K have been filed for the period ended June
     30, 2000.

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

     Dated this 4th day of August, 2000.

                              COI SOLUTIONS, INC.


                              BY:  /s/ Robert W. Wilder
                                   Robert W. Wilder,
                                   Chief Executive Officer and a
                                   Member of the Board of Directors