Form 10QSB
period 2000-09-30
COI SOLUTIONS INC
filed 2000-11-15
CIK 1075773

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ending September 30, 2000

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

                           5300 West Sahara, Suite 101
                             Las Vegas, Nevada 89102
                    (Address of principal executive offices)

Registrant's telephone number including area code: (905) 294-9163

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

Yes [ X ] No [   ]

The number of common shares without par value outstanding on September 30, 2000 was 7,473,542 shares.

COI SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)


                                 Three Month Period Ended                 Nine Month Period Ended
                                       September 30                               September 30
                                      2000                1999                2000               1999
                             -------------        ------------       -------------     --------------
Revenue                    $       577,973       $     403,624    $      1,162,005   $      1,762,500
                             -------------        ------------       -------------     --------------

Expenses
   Bad debts                             -                   -               6,702                  -
   Management fees                  90,000              90,000             270,000            270,000
   Professional fees                30,046              23,250              55,346             43,357
   Consulting                      760,850           3,595,669             952,748          8,191,472
   Administrative                  151,951              15,041             153,554             96,567
                             -------------       -------------       -------------     --------------

                             $   1,032,847       $   3,723,960    $      1,438,350   $      8,601,396
                             -------------       -------------       -------------     --------------
                             -------------       -------------       -------------     --------------
Net earnings (loss)          $    (454,874)      $  (3,320,336)   $       (276,345)  $     (6,838,896)
                             -------------       -------------       -------------     --------------
                             -------------       -------------       -------------     --------------


Net earnings (loss) per share (Note)1
   basic                     $      (0.07)     $        (0.81)    $        (0.05)    $         (1.90)
                             -------------       -------------       -------------     --------------
                             -------------       -------------       -------------     --------------
Weighted average shares
   basic                         6,723,814           4,078,122           5,248,450          3,600,149
                             -------------       -------------       -------------     --------------
   diluted                       9,551,757           6,183,122           8,007,427          5,169,767
                             -------------       -------------       -------------     --------------
                             -------------       -------------       -------------     --------------





          See accompanying notes to the condensed financial statements.

COI SOLUTIONS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)


                                                                      SEPTEMBER 30        December 31
                                                                              2000               1999
                                                                     -------------      -------------

ASSETS
Current
   Cash                                                              $      20,626      $         765
   Accounts receivable (net of allowance for
       doubtful accounts of $1,856,702;
       1999 - $1,850,000)                                                  890,497            154,702
   Loan receivable                                                         299,114            242,500
                                                                     -------------      -------------
                                                                         1,210,237            397,967
Investment                                                                       1                  1
                                                                     -------------      -------------

                                                                  $      1,210,238    $       397,968
                                                                     -------------      -------------
                                                                     -------------      -------------


LIABILITIES
Current
   Accounts payable and accrued liabilities                       $        866,700    $       416,824
   Loan payable                                                              6,000                  -
   Due to directors                                                         50,295             42,371
                                                                     -------------      -------------
                                                                           922,995            459,195
                                                                     -------------      -------------

SHAREHOLDERS' DEFICIENCY
Capital stock (Note 3)                                                       7,473              4,498
Additional paid in capital                                               6,843,124          6,221,284
Deficit                                                                 (6,563,354)        (6,287,009)
                                                                     -------------      -------------
                                                                           287,243            (61,227)
                                                                     -------------      -------------

                                                                  $      1,210,238    $       397,968
                                                                     -------------      -------------
                                                                     -------------      -------------





          See accompanying notes to the condensed financial statements.

COI SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ending September 30



                                                                              2000               1999
                                                                     -------------      -------------

Cash flows from (applied to)

   OPERATING
       Net earnings (loss)                                        $       (276,345)   $    (6,838,896)
       Services for stock                                                  624,815          6,495,291

       Changes in
           Accounts receivable                                            (735,795)          (698,511)
           Loan receivable                                                 (56,614)                 -
           Accounts payable and accrued liabilities                        449,876            308,685
                                                                     -------------      -------------
                                                                             5,937           (733,431)
                                                                     -------------      --------------

   FINANCING
       Issue of common share                                                     -            610,138
       Bank indebtedness                                                         -             (6,612)
       Advance from (to) directors                                           7,924                  -
       Loan payable                                                          6,000            150,000
                                                                     -------------      -------------
                                                                            13,924            753,526
                                                                     -------------      -------------

Net increase in cash during the period                                      19,861             20,095

Cash, beginning of period                                                      765                  -
                                                                     -------------      -------------

Cash, end of period                                               $         20,626    $        20,095
                                                                     -------------      -------------
                                                                     -------------      -------------





          See accompanying notes to the condensed financial statements.

COI SOLUTIONS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2000
-------------------------------------------------------------------------------

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

LOSS PER SHARE

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, EARNINGS PER SHARE. SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Diluted loss per share is not shown as the diluted effects are antidilutive.

There were stock options outstanding at September 30, 2000, to purchase 2,833,922 shares of common stock (1999 - 2,105,000).

Basic weighted average shares outstanding for the period were 5,248,450 (1999 - 3,600,149). Diluted average shares outstanding for the period were 8,007,427 (1999 - 5,169,767)

-------------------------------------------------------------------------------

2.     CONCENTRATIONS

The company currently has contracts with two customers. The initial contracts with The TeleMedica Group was extended to December 31, 2000 at $60,000 per month. The contract with the other customer totals $500,000 which has been included in revenue.

COI SOLUTIONS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2000
-------------------------------------------------------------------------------

3.     CAPITAL STOCK

a) On July 5, 2000, 2,200,000 restricted common shares were issued as compensation to the officers of the company with a market value of $396,000 (2,200,000 X $0.18). There was no cash consideration and the $396,000 has been charged as compensation and included in the operating expenses on the statement of operations. $2,200 being the par value of the shares, was credited to share capital and $393,800 was credited to additional paid in capital.

b) On September 27, 2000, 775,000 common shares were issued in exchange for services to non-related parties at an issued price of $0.25 per share. There was no cash consideration and the $193,750 has been charged as compensation and included in the operating expenses on the statement of operations. $775 being the par value of the shares, was credited to share capital and $192,975 was credited to additional paid in capital.

Item 2.


MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

These discussions contain forward-looking statements containing words such AS WILL CONTINUE TO BE, WILL BE, CONTINUE TO, ANTICIPATES THAT, TO BE or CAN IMPACT. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward looking statements.

For the quarter ended September 30, 2000, the Company continued its plan of directing its efforts in the e-health industry with special focus on global expatriates. It announced its intention to acquire a majority stake in the Telemedica Group.Com, Inc. a private company that the Company was doing extensive work for in areas of company infrastructure and web based platforms. This acquisition is scheduled for completion in the last quarter of the current year.


Sales

For the quarter ended September 30, 2000, the Company reported revenue of $577,973 compared to $403,624 for the same period in 1999, an increase of 43% over the same period in 1999. The revenue for the quarter ended September 30, 2000 was derived from two contracts in the e-health business. The contract with Telemedica Group.Com, Inc. generates $60,000 per month and is in force until the end of the current year. The second contract was with an incubator company ICCA where the Company developed an effective evaluative process for determining potential investments and or acquisitions in the e-health industry. This contract was completed in August, 2000.

For the nine months ended September 30, 2000 the Company reported revenue of $1,162,005 compared to $1,762,500, a decrease of 34% over the same period. The decrease for the period was due to a major contract terminating in 1999.

COSTS AND EXPENSES

Expenses for the quarter ended September 30, 2000 were $1,032,847 compared to $3,723,960 for the same period of 1999, a decrease of 72%. The decrease was mainly due to a reduction in consulting costs associated with a major project that ended in the year 1999. Contributing to the $1,032,847 of expenses were Management fees, $90,000, Professional fees $30,046, Consulting fees $760,850 and Administrative expense $151,951. With the exception of Administration, other expenses were maintained at the normal running rates. Additional Administration expenses were incurred to ramp up for the anticipated acquisition forecasted in the last quarter of 2000 and beyond.

Expenses for the nine months ended September 30, 2000 were $1,438,350 compared to $8,191,472 for the same period of 1999, a decrease of 82%.

The decrease was due to a reduction in consulting costs associated with a large project that ended in 1999,

Financial Condition and Liquidity

As of September 30, 2000, the Company had $20,626 of cash. The Company's sources of cash are from its two in-force contracts. Future funds required to carry out management's plans are expected to be derived from the continuation of its current contracts, acquiring new contracts in the e-health industry and future stock sales. There can be no assurance that the Company will be successful in executing its plans.

                                     PART II

Item 1.  Legal Proceedings

         None.

Item 2.  Change in Securities and Use of Proceeds

         None.

Item 3.  Default Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      EXHIBIT INDEX

Exhibit
  No.     Description.

  27      Financial Data Schedule

(b) No reports on Form 8-K have been filed for the period ended September 30, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

     Dated this 14th day of November, 2000.

                              COI SOLUTIONS, INC.


                              BY:  /s/ Robert W. Wilder
                                   Robert W. Wilder,
                                   Chief Executive Officer and a
                                   Member of the Board of
                                   Directors

COI Solutions Inc.
Financial Data Schedule

THIS DOCUMENT CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE REGISTRANTS' UNAUDITED BALANCE SHEET AS AT SEPTEMBER 30, 2000 AND THE UNAUDITED STATEMENT OF OPERATIONS FOR THE NINE MONTHS THEN ENDED AND THE AUDITED BALANCE SHEET AS AT DECEMBER 31, 1999 AND THE AUDITED STATEMENT OF OPERATIONS FOR THE YEAR THEN ENDED.





                 PERIOD TYPE                                    9 MONTHS
             FISCAL YEAR END                                   31-Dec-00
                PERIOD START                                    1-Jan-00
                  PERIOD END                                   30-Sep-00
                        CASH                                      20,626
                  SECURITIES                                           -
                 RECEIVABLES                                   3,046,313
                  ALLOWANCES                                 (1,856,702)
                   INVENTORY                                           -
              CURRENT ASSETS                                   1,210,237
                        PP&E                                           -
                DEPRECIATION                                           -
                TOTAL ASSETS                                   1,210,238
         CURRENT LIABILITIES                                     922,995
                       BONDS                                           -
         PREFERRED MANDATORY                                           -
                   PREFERRED                                           -
                      COMMON                                       7,473
                    OTHER SE                                     279,770
  TOTAL LIABILITY AND EQUITY                                   1,210,238
                       SALES                                   1,162,005
              TOTAL REVENUES                                   1,162,005
                         CGS                                           -
                 TOTAL COSTS                                   1,438,350
              OTHER EXPENSES                                           -
              LOSS PROVISION                                           -
            INTEREST EXPENSE                                           -
               INCOME-PRETAX                                   (276,345)
                  INCOME TAX                                           -
           INCOME CONTINUING                                   (276,345)
                DISCONTINUED                                           -
               EXTRAORDINARY                                           -
                     CHANGES                                           -
                  NET INCOME                                   (276,345)
                 EPS-PRIMARY                                      (0.07)
                 EPS-DILUTED                                      (0.05)