Form 10KSB
period 2000-12-31
COI SOLUTIONS INC
filed 2001-04-20
CIK 1075773

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2000 OR

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

                                 (905) 294 9163
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   YES [X]   NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year.
      December 31, 2000 - $1,186,270

The aggregate market value of the voting stock held by non-affiliates on April 18, 2001 was $179,912. There are approximately 2,998,539 shares of common voting stock of the Registrant held by non-affiliates.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: December 31, 2000 - 8,373,542 shares of Common Stock

Transitional Small Business Issuer Format
   YES [ ]   NO [X]

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

         On August 23, 1997, Expedia Com Global, Inc. changed its name to Expediacom Global Inc. On November 16, 1998, Expediacom Global Inc. changed its name to COI Solutions, Inc. The common shares of the Company commenced trading in June 1998 on the Bulletin Board ("Bulletin Board") operated by the National Association of Securities Dealers Inc. ("NASD") under the symbol "COSL." The Company's common stock was delisted from the Bulletin Board on October 25, 1999, as a result of the Company's failure to file reports with the Securities and Exchange Commission ("Commission") as mandated by the NASD. The Company has since filed a Form 10-SB which was declared effectively and is now traded on the OTC Bulletin Board under the symbol COSL.

The Company was formerly engaged in the business of furnishing Internet and telecommunications consulting services to businesses engaged in the health care, trade and commerce, and travel and tourism industries.

         Early in 2000, the Company decided to apply the knowledge it had gained in developing electronic network based applications for the delivery of healthcare services ... or e-healthcare. Furthermore, rather than simply consult on e-healthcare opportunities, the Company decided to acquire the TeleMedica Group, a private Nevada incorporated company, to establish its own e-healthcare production presence. TeleMedica Group's mandate was to create new and exciting e-healthcare applications for both healthcare professionals and the end clients. This decision would ultimately allow the Company to participate in ongoing revenues from operating production companies. The Company continues to consult, but primarily on opportunities where a partnership, acquisition or merger exists with another e-healthcare company.

         The Company outsources specific functions to the following third party contractors who have expertise as follows:

-        Personus - Web and Internet E-Commerce design.
-        Ware2  -  Technology / infrastructure development
-        FutureSolve, Inc.  -  E-Commerce technology and applications advisor
-        Adventure Capital Resources  -  Healthcare industry advisor
- BNT Inc. - International business development, opportunity prospecting and sales

The "community of interest" model.

         The Company relies upon the community of interest model as its cornerstone for providing electronic tools and creative business networking solutions to enable its subsidiary organizations to operate in a fully integrated manner with clients and suppliers in both real and non-real time, regardless where they are located in the world.

Web Site Design & Construction

         In 1999, the Company established a joint venture relationship with Ms. Elizabeth Lepage under the name Community-Builder.com, Inc. The Community-Builder.com mission was to develop website solutions for businesses in developing countries around the world. In light of the Company's changed focus toward e-healthcare solutions, and specifically on the sale of health insurance via a broker network supported by a web platform, its relationship with Community-Builder will be put on hold.

Agreement with BNT, Inc.

         On October 16, 1999, the Company entered into an agreement with BNT, Inc., a Bahamian corporation ("BNT")wherein it was agreed that BNT would provide consulting services to the Company in connection with its products and services and would promote the Company to third parties around the world. The term of the agreement is two years. The Company will pay BNT thirty per cent (30%) of all pretax profits for each project that BNT assists in gaining for the Company. All moneys will be paid net thirty (30) days. The Company is obligated under the agreement with BNT to pay BNT an additional annual fee of $10,000. This fee was paid in October, 1999

         BNT is an international corporation with four regional offices located in Pakistan, Kenya, Brazil and the United States. BNT has approximately thirty representatives based around the world which interact with Chambers of Commerce in 140 countries.

         BNT has executive presence in Brazil, Pakistan and Kenya and transacts business in over 100 hundred countries around the world. They are particularly focused on propagating Internet services and e-commerce technology to developing nations to stimulate increased trade and commerce. To date the Company has had introductory discussions with officials in Brazil regarding consultative work on several telecommunications expansion projects. This agreement is still in force, and it is the company's intent to leverage it in the global e-insurance and e-healthcare arenas.

Industry Information

         The Company is not a ".com" company, but rather a user of the Internet to deliver innovative healthcare products and services. The Company's first initiative is the sale of comprehensive health insurance to the global expatriate community (100 Million people worldwide who live or work in a country other than the country of their citizenship). The sale of insurance is done via a combination of a network of 2,000 brokers worldwide and a web based e-commerce platform. The company will also provide health assessments, health information, health testing, consultation and diagnosis, via the Internet.

         The Internet is a world-wide medium of interconnected electronic and/or computer networks. Individuals and businesses have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

         Electronic commerce, generally refers to utilizing electronic networks to facilitate buying and selling of products, information, and services. In electronic commerce, computers and telecommunications take the place of paper documents, mail and faxes. Businesses now use computers to electronically send and receive a wide variety of business documents. These include, for example, product catalogs, price lists, purchase orders and invoices. Businesses are also using the Internet to create electronic connections with their consumer clients around the globe.

         More recently the Internet has provided an alternative means for companies to conduct electronic commerce. Rather than using a proprietary VAN (Value Added Network), companies can use the Internet as the medium over which electronic commerce is conducted. The Company intends to utilize this medium to deliver its e-healthcare products and services to business and consumer (patients).

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

         Customer or Partner contact typically occurs at the customer's / partner's locations or on conference calls. Internet e-mail is also used extensively to transmit information to customers or partners. For projects underway these customer interactions are tightly scheduled. Prospecting activities are also conducted on the customer's premises, and are typically less tightly scheduled.

Equipment

         The Company acquires the equipment recommended to customers from numerous third party suppliers. There are numerous substitute suppliers available to the Company in the event a supplier does not possess the necessary equipment or is unwilling to supply the equipment.

Marketing

         The Company has established a global network of over 2,000 brokers in over 50 countries, managed by a team of four regional Vice Presidents (RVPs). These RVPs are based in the following locations, and look after the following regions:

         -        Antwerp, Belgium for European, Middle East and Africa
         -        Hong Kong, for South East Asia and the Indian Sub Continent
         -        Washington, DC for the United States of America
         -        Calgary, Alberta for Canada

         These RVPs receive a combined annual retainer of $70,000, plus commissions and their marketing expenses are covered by the Company. The Broker Network operates on a pure commission structure, where the RVP and the and its relationship to the Worldwide Chambers of Commerce to assist in Group Health Insurance opportunities and other e-healhtcare opportunities around the world. The Company's Marketing / Communications budget for 2001 is approximately $205,000.

         Where an e-healthcare consulting opportunity arises, the Company charges a contract fee which is based upon information it has relative to its competitors. In addition to the fee charged, all out-of-pocket expenses are paid by the customer. A retainer fee is also specified that is dependent on the contract duration.

         Press releases and hired press or financial agents are primarily intended to keep the public appraised of the Company's current activities. They are not intended to play any role in the Company's activities to raise additional capital.

Competition.

         Early in 2000, the Company changed its focus from network related consulting to operating companies engaged in network based delivery of healthcare products and services. The Company's initial products are comprehensive health insurance for the global expatriate market. This market is estimated at over 100 Million people and is going rapidly. This product portfolio will grow into a comprehensive set of e-healthcare applications including electronic patient health files, health assessment tools, multi-media consultations and diagnostic and referral capabilities.

         There are existing competitors in the Health Insurance field, such as William Russell and BUPA. Based on an independent study, the Company feels that it has a competitive advantages over these and other competitors.

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

         6. Provided consultative support for an Internet Incubator organization. This support included defining a detailed strategy, performing opportunity assessments, performing operations reviews, and recommending a structural and investment scenarios. Several of the business units in the Incubator organization were in the field of e-healthcare.

Recent Business Activity

         On September 14, 1999, the Company entered into an agreement with the TeleMedica Group of Las Vegas, Nevada to develop a business plan and operations plan for a new venture that will be known as TeleMedica.com. TeleMedica is engaged in the business of promoting medically related business opportunities. TeleMedica is a privately held Nevada corporation which was incorporated in 1997. Its executive offices were located in Connecticut and its president was William Ryder.

         The first project developed by the Company on behalf of the Telemedica Group was a business unit, known as TeleMedica Insurance Management, Inc. (TIM) which is engaged in the sale of Global Health Insurance products. TIM consists of relationships with AXA (large global underwriter), Europena Benefits Administrators (EBA)(global claims management) and a global network of over 2,000 brokers supported by a web based e-commerce and fulfillment platform (currently under development and to be launched in mid 2001

         During 1999 and 2000, the Company provided consultative services to build the TeleMedica Group business. These consultative services accumulated to an accounts receivable in excess of $1,000,000. Effective October 7, 2000, the Company converted $855,000 of the outstanding debt from TeleMedica Group to TeleMedica common stock, thereby raising the Company's ownership stake to 75% of the TeleMedica Group's outstanding common stock.


Community-Builder.com Inc.

         On August 10, 1999, the Company acquired a fifty percent interest in Community-Builder.com Inc., a privately held, Montreal based, Internet company that targeted the medical community and the interactive management of medical referrals and collaboration of medical professionals working together on a common patient base. This start up company is incorporated under the laws of the Province of Quebec, Canada. It has no assets or liabilities and is currently in a very early formative stage.

         In March of 2000, the Company decided that it would focus its energies and resources on the development of the TeleMedica Insurance Management, Inc. business unit to develop and market global health insurance. Although the medical referrals application is clearly a part of the Company's e-healthcare strategy, it was deemed to be a future consideration that will be addressed in 2001 or 2002. The Company retained its ownership position in Community.builder.com,. The Company has invested no additional funds, beyond the original $20,000 provided in 1999.

World Telehealth Contract.

         On December 11, 1998, the Company entered into an agreement with World Telehealth Corporation, a Florida corporation ("WTH"). WTH would pay the Company $165,000 per month over a fourteen months period The material terms of the agreement with WTH included: building the infrastructure of the Company, developing and implementing the marketing, operations and technology functions of the Company. The Company was not paid its fees and as per the agreement, the amount was accrued. WTH stopped paying the Company its monthly fee and served notice of the suspension of the agreement. The Company is attempting to collect the receivable that is due. The Company believes that WTH does not intend to pay the balance due, but the Company believes that the balance due can be collected through legal proceedings which the Company has not yet initiated but plans to initiate in 2001 for damages as a result of its breach. The Company has no liability to either WTH or its creditors in connection with the contracts.

         WTH has not threatened any action against the Company and the Company does not anticipate any action by WTH. At no time either verbally or in writing, has the Company received indication that the work performance was anything less than exemplary.

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

         In December, 2000, the Company made a decision to pay the parties owed the certain expenses and complete all transaction by the end of the third quarter of 2001.

Employees

         The Company has 15 full-time and contracted employees, 3 of which are Officers of the Company and 12 of which are support staff. Management may hire additional employees as the Company's operations expand and management believes the expense of additional employees is warranted.

         The Company operates as a virtual corporation. This means that all individuals working under contract for the Company operate primarily out of their homes using computer hardware, software products, multiple telecom facilities, a dedicated and secure server, and extensive use of secure e-mail and the Internet. The Company believes that this form of conducting business will reduce operating expenses and effectively manage companies which have geographically dispersed personal. The Company has contractors located in; San Francisco, California; Ottawa, Ontario; Toronto, Ontario.

Lexxus Capital Corp.

         In August, 1998, the Company engaged Lexxus Capital Corp., an investor relations firm, to interact with the Company's shareholders to promote the interests of the Company. The Company executed an agreement with Lexxus Capital whereby it was agreed that the Company would issue 500,000 shares of common stock as compensation for introducing World Telehealth to the Company, provided certain conditions were satisfied. Because World Telehealth breached its agreement, Lexxus Capital and the Company mutually agreed that the 500,000 shares would not be issued and the agreement was mutually rescinded. The agreement with Lexxus was Terminated In July, 2000.

De Jong and Associates.

         In December 2000, the Company engaged de Jong and Associates an investor relations firm that to interact with the Company's shareholders. de Jong and Associates is contracted for $5,000 per month and is reimbursed for out-of-pocket expenses.

Facilities

         The registered office of the Company is located at 5300 West Sahara, Suite 101, Las Vegas, Nevada 89102. The Company's offices are located at 50 Augusta Drive Way, Markham, Ontario, Canada. The telephone number of the office in Canada is 905.294.9163. The telephone number for the Investor Relations firm is 1.877.943.9065

Year 2000 Compliance Statement

         The Company established procedures to deal with the potential Year 2000 Issue. As a result of the start of the year 2000, the Company did not have any impact on any of their computer systems or installations.

Currency and Exchange Rates

         All monetary amounts disclosed in this Form 10-KB are, unless otherwise indicated, expressed in United States dollars.

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

Risk Factors.

         In any business venture, there are substantial risks specific to the particular enterprise. At a minimum, the Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproved venture, and will include those types of risk factors outlined below:

         1. Limited History of Operations and Reliance on Expertise of Certain Persons. The Company has been conducting business since 1997 and is subject to all the risk inherent in the creation of a new business. Since the Company has had limited record of operations, there is limited data at this time upon which to base an assumption that the Company's plans will prove successful. Accumulated Losses per the Financial Statements since inception, amount to $6,861,866. The management of the Company and the growth of the Company's business depends on certain key individuals who may not be easily replaced if they should leave the Company. Persons in management are currently devoting full-time toward the business of the Company.

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

         4. Business Competition. The business of developing and providing e-healthcare applications is relatively new, and therefore competition is relatively small at this time. There are however, a significant number of companies, (over 20,000) particularly in the USA that offer healthcare information via the web. The Company has chosen to focus on the international expatriate market (business professionals and retirees living in a country other than their nation of citizenship), which numbers above 100 Million people. This focus was chosen because of a strong demand for e-healthcare products and services (including health insurance) and the relatively small and somewhat untrusted supply of these services on an international basis. The Company will work with only high quality, and where appropriate, large and influential partners to gain customer trust and effect successful market penetration. The choice of AXA as the health insurance underwriting partner is an example of this approach. Furthermore, the Company will utilize the Internet to deliver valuable healthcare services (as opposed to just healthcare information), and should therefore not be confused with the 20,000 healthcare ".coms" noted above.

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

         7. Uncertainties Relating to Commercial Use of the Internet. The Company's strategy is to apply its efforts to the development of service products for use in connection with the Internet. The success of these proposed products is dependent on the continued development and acceptance of the Internet as a medium for effecting business-to-business and business-to-consumer transactions. The failure of the Internet to be an effective channel could have a material adverse effect on the Company's business and prospects. There can be no assurance that business-to-business or business-to-consumer commerce over the Internet will become widespread and it is not known whether this market will develop to the extent necessary for demand for the Company's proposed services to emerge and become commercially sustainable. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times which might adversely affect customers' ability or willingness to use the Internet as a commercial marketplace. In addition, the security and privacy concerns of existing and potential customers, as well as concerns related to computer viruses, may inhibit the growth of the Internet marketplace.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

         From January 1, 2000 to December 31, 2000 the Company' shares traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol "COSL." On October 25, 1999, the Company's shares were delisted from the Bulletin Board as a result of the Company's failure to file reports with the Securities and Exchange Commission (the "Commission") pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). On October 26, 1999, the Company's shares began trading in the "Pink Sheets" owned by the National Quotation Bureau. On August 1, 2000, the Company's shares traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol "COLS." Summary trading by quarter for the 2000, 1999 and 1998 fiscal years are as follows:

   Fiscal Quarter           High (1)    Low (1)

   2000 Fourth Quarter      $.35           $0.10
        Third Quarter       $0.85          $0.10
        Second Quarter      $0.30          $0.12
        First Quarter       $0.45          $0.15

   1999 Fourth Quarter      $0.43          $0.01
        Third Quarter       $3.00          $0.50
        Second Quarter      $3.93          $2.12
        First Quarter       $9.00          $1.50

   1998
        Fourth Quarter      $2.63          $0.05
        Third Quarter       $3.00          $0.31
        Second Quarter      Not Listed
        First Quarter       Not Listed

[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         At December 31, 2000, there were 8,373,542 common shares of the Company issued and outstanding.

         At December 31, 2000, there were 112 holders of record including common shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known by the Company.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Liquidity and Capital Resources

         The Company maintains a cash balance in order to fulfill its financial commitments. The Company was in a liquid position at December 31, 2000, with cash of $59,182. This compares to a cash balance at December 31, 1999 of $765.00 and accounts receivable of $154,702. The decrease in working capital realized during 2000 was the result of the accounts receivable relating to the World Telehealth agreement being fully provided for.

         Current assets increased from $397,967 at December 31, 1999, to $1,392,040 in December 31, 2000 an increase of approximately 350% over December 31, 1999. Current liabilities at December 31, 1999 were $459,195 and $922,607 at December 31, 2000. A major reason for the increase in current assets was contracted business generating revenue and the acquisition of the 75% equity share in Telemedica while the increase in current liabilities was the result of providing for directors unpaid remuneration.

         The Company has had limited activity since its incorporation and hence has received limited revenues from operations. In the next 12 months, the Company will require approximately $1,000,000 to launch the Telemedica health insurance Internet based platform. The Company intends to obtain said funds from its current and pending contracts in its health insurance business. If its does not obtain sufficient revenues to achieve the foregoing, it will have to obtain funds through loans or the sale of additional shares of common stock. If the Company does not obtain additional funding, if needed, it may have to cease operations.

         The Company has experienced losses in each fiscal period reported on. At the end of the Company's 1999 fiscal year it had $765.00 in cash and $154,702 in accounts receivable. For the fiscal 2000 year, it had $59,182 in cash. In the fiscal year 2000, the company will rely on the launch of the Telemedica health insurance project to generate funds and its ability to collect the receivables associates with such contracted business. If the Company is unsuccessful in collecting the receivables it will be forced to rely principally on the issuance of common shares by private placements to raise funds to finance the business of the Company.

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

         Management has determined that consistent with the Company's business plan, part of its plan of operation for the next twelve months is to develop and launch the technological assets to support the proposed products and services to be offered by the Company. The Company has retained Personus, Inc. to develop the web based platform necessary for the marketing, selling, fulfillment and support of the TIM Health Insurance business. The estimated price of developing this platform is $600,000, of which $150,000 has been spent.

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

         The current plan of operations for the next twelve months includes the continued deployment of the TIM Health Insurance Business Unit and the related web based platform. In addition, the development and deployment of at least two e-healthcare services to compliment the health insurance are planned, through acquisitions, mergers, or licensing with other partners.

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

Results of Operations

         The Company derived its operating revenues from multiple contracts with two clients in the telemedicine business. The value of these two contracts was in excess of $1,200,000 . In each contract, the Company provided general management services, strategic marketing consulting, product and service development management, and the establishment of the operating infrastructures for these clients. The World Telehealth contract was valued at $2.5 million, of which $320,000 has been collected. Due to the dispute with World Telehealth, the balance of the $1,850,000 receivable is under dispute and provided for as a bad debt. Any amount collected in the future will come back into the statements as revenue. No revenue has been declared on the Financial Statements from August, 1999 when the contract was under dispute. This was reflected in the December 31, 1999 year end statements.

         The reference to multiple contracts with one client is to TeleMedica. The contract with TeleMedica consists of sub-contracts as follows:

   -    General Management and Strategic Marketing Program
   -    Development of TeleMedica Healthcare Insurance Service
   -    Development of Electronic Patient Health Record

Fiscal 2000 Compared to Fiscal 1999

         Revenues for the year ended December 31, 2000 totaled $1,186,270 as compared revenues for December 31, 1999 of $1,941,001. The year 2000 revenue was based on one major development contract with Telemedica and three consulting contracts with the same customer in the health care industry. Operating expenses during the year ended December 31, 2000 were $1,815,234(1.5 times that of operating revenues) as compared to $7,530,329 in the year ended December 31, 1999. The majority of this expense was attributable to the application of general accepted accounting practices (GAAP) where the issuance of shares for compensation were added to operational expenses amounting to $4,488,805 in 1999 and $919,479 in 2000.

         The cost of sales and operating margin for December 31, 1999 was as follows: Cost of Sales (COS) $1,298,935 , Operating Margin $642,066 (33%)

         The cost of sales and operating margin for December 31, 2000 was as follows: Cost of Sales (COS) $484,879 , Operating Margin $701,391 (59%).

         The overall operating loss was a result of the expense of developing the health insurance platform which is not planned to generate revenue until May, 2002, and the issuance of capital stock at less than market value.

Effects of Inflation

         Inflation and changing prices have not and are not expected to have a significant effect on the Company's operations during the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are attached hereto as an Exhibit.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Registration Statement.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The name, age and position held by each of the directors and officers of the Company are as follows:

Name                     Age       Position Held

Robert G. Jones          45        President and a member of the Board
                                   of Directors

Gary W. Evans            65        Vice President, Secretary-Treasurer,
                                   Chief Financial Officer
                                   and a member of the Board of
                                   Directors

Robert W. Wilder         66        Chief Operating Officer and a
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

         The Company held its last annual meeting of shareholders on August 1, 2000.

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

Compliance with Section 16(a) of the Exchange Act.

         The Company's directors and executive officers have made filings pursuant to Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid by the Company from August 1, 1997 through December 31, 2000, for each officer and directors of the Company. This information includes the dollar value of base salaries, bonus awards and the number of stock options granted, and certain other compensation, if any.

                   SUMMARY COMPENSATION TABLE
(a)         (b)     (c)     (d)    (e)      (f)         (g)       (h)     (i)
                                 Other                Securities         All
Name and                         Annual   Restricted  Underlying         Other
Principal                        Compen-  Stock       Options/   LTIP    Compen-
Position    Year  Salary  Bonus  sation   Award(s)    SARs       Payouts sation
                   ($)     ($)    ($)      ($)         (#)        ($)     ($)

Robert G.   2000  120,000   -      -    1,200,000      -          -        -
Jones       1999  120,000   -      -      500,001      -          -        -
President   1998  100,000   -      -      501,438      -          -        -
            1997        -   -      -            -      -          -        -

Gary W.    2000   120,000   -      -    1,200,000      -          -        -
Evans      1999   120,000   -      -      500,001      -          -        -
Secretary  1998   100,000   -      -      501,438      -          -        -
           1997    75,000   -      -            -      -          -        -

Robert W.  2000   120,000   -      -      800,000      -          -        -
Wilder     1999   120,000   -      -      500,001      -          -        -
           1998   100,000   -      -      502,563      -          -        -
           1997    75,000   -      -            -      -          -        -

         Mr. Jones, Mr. Evans and Mr. Wilder are owed a total of $270,000 in unpaid salaries and compensation. Such amount has been accrued as a debt of the Company. The Company anticipates paying the following salaries in 2001. If the Company is unable to the salaries, they will be accrued as debt.

Robert Jones        President                2001      $120,000
Gary Evans          Vice President           2001      $120,000
Robert Wilder       Chief Operating Officer  2001      $120,000

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

Option/SAR Grants.

         The following grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to officers and/or directors:

                              Number of
                              Securities
                Number of     Underlying
                Securities    Options/SARs
                Underlying    Granted      Exercise      Number of
                Options       During Last  or Base       Options    Expiration
Name            SARs Granted  12 Months[1] Price ($/Sh)  Exercised  Date

Robert Wilder     500,000           -0-       $0.50         -0-       12/31/2001
Robert Jones      500,000           -0-       $0.50         -0-       12/31/2001
Gary Evans        500,000         $0.50       -0-        12/31/2001

         Other than as set forth above, the Company has not granted any other stock options or stock appreciation rights to its officers or directors since its inception on August 1, 1997.

         There are no standard or other arrangements pursuant to which the Company's directors were compensated in their capacity as such during the 2000 fiscal year.

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

         As of December 31, 2000, the Company had an authorized share capital of 100,000,000 common shares with a par value of $0.001 per share of which 8,373,542 shares were issued and outstanding.

         The purchasers of the 1.22 million shares in April, 1999 were CYBERLINX, INC., Macquesten pursuant to Reg. 504 of the Securities Act of 1933 (the "Act"). The Company was not subject to the reporting requirements of section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"); was not an investment company; and, was not a development stage company that either had no specific business plan or purpose or indicated that its business plan was to engage in a merger or acquisition with an unidentified company or companies, or other entity or person. The Company filed a Form D with the Securities and Exchange Commission (the "Commission"). The aggregate price of the offering of securities did not exceed $1,000,000, less the aggregate offering price of all securities sold within the twelve months period to the sale thereof, in reliance on any exemption under section 3(b) of the Act or in violation of section 5(a) of the Act. The Company does not know if the foregoing have made a further transfer of the shares so acquired.

         The following table sets forth, as of December 31, 2000, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

                            Amount and
                            Nature of
Name and Address            Beneficial                              Percent
of Beneficial Owner         Owner           Position                of Class

Robert G. Jones             1,200,000       President and            14.33%
                                            Director

Gary W. Evans               1,200,000       Vice President,          14.33%
                                            Secretary/Treasurer,
                                            Chief Financial
                                            Officer and Director

Robert W. Wilder              800,000       Director                  9.55%

Barton M Peck &               513,428       Shareholder               6.13%
Barton Peck TTEE Rose Peck
Living Trust

All officers, Directors     3,713,428                                44.35%
and persons as a group.


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

         On April 1, 2000, the Company entered into an employment agreement with David Green wherein the Company will pay Mr. Green $150,000 Canadian per year as president of The Telemedica Insurance Management Company. The employment agreement has a three year term.

Unregistered Securities Issued in 2000.

         On July 5, 2000, the Company issued 700,000 shares of Common Stock to one G.W.Evans, Director in consideration of $126,000. The shares were issued as "restricted" securities pursuant to Section 4(2) of the Securities Act of 1933.

         On July 5, the Company issued 700,000 shares of Common Stock to one R.G.Jones, Director in consideration of $126,000. The shares were issued as "restricted" securities pursuant to Section 4(2) of the Securities Act of 1933.

         On July 5,2000, the Company issued 800,000 shares of Common Stock to one R.W.Wilder, Director in consideration of $136,000. The shares were issued as "restricted" securities pursuant to Section 4(2) of the Securities Act of 1933.

         On November 3,2000, the Company issued a total of 100,000 shares of Common Stock pursuant to a person in consideration of $18,750.The shares were issued as "restricted" securities pursuant to Section 4(2) of the Securities Act of 1933.

                            PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Reports on Form 8-K

         The Company has not filed any reports on Form 8-K during the fourth quarter of 2000.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of April, 2001.

                            COI SOLUTIONS, INC.
                            (Registrant)

                       BY:  /s/ Robert G. Jones
                            Robert G. Jones, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

SIGNATURES                    TITLE                               DATE

/s/ Robert G. Jones           President, Chief                April 1, 2001
Robert G. Jones               Executive Officer and
                              Member of the Board
                              of Directors

/s/ Gary W. Evans             Vice President,                 April 1, 2001
Gary W. Evans                 Secretary/Treasurer,
                              Chief Financial Officer
                              and Member of the Board
                              of Directors

/s/ Robert W. Wilder          Chief Operating Officer         April 1, 2001
Robert W. Wilder              and Member of the Board
                              of Directors

                                                             COI SOLUTIONS, INC.
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                     (Expressed in U.S. dollars)
                                                               December 31, 2000

CONTENTS









                                                                            PAGE
                                                                            ----

Report of Independent Accountants                                            1

Consolidated Balance Sheet                                                   2

Consolidated Statement of Operations                                         3

Consolidated Statement of Shareholders' Equity                               4

Consolidated Statement of Cash Flows                                         5

Notes to the Consolidated Financial Statements                          6 - 18

REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders of
COI Solutions, Inc.


We have audited the consolidated balance sheets of COI Solutions, Inc. as at December 31, 2000 and 1999 and the consolidated statements of operations, changes in shareholders' equity and cash flows for the three years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in Canada for the years ended December 31, 1999 and 1998 and in accordance with auditing standards generally accepted in the United States of America for the year ended December 31, 2000. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the company and subsidiary as at December 31, 2000 and 1999 and the results of its operations, and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1(b) to the consolidated financial statements the company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Markham, Canada
April 5, 2001                                              Chartered Accountants

==================================================================================

COI SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEET
December 31                                               2000           1999
----------------------------------------------------------------------------------
ASSETS
Current
   Cash                                                $    59,182    $       765
   Accounts receivable (net of allowance for
       doubtful accounts of $1,856,702;
       1999 - $1,850,000) (Note 4)                               -        154,702
   Loan receivable (Note 5)                                      -        242,500
   Prepaid                                                 228,000              -
                                                       ------------   ------------
                                                           287,182        397,967
Prepaids                                                    61,080              -
Deferred system development costs                          902,286              -
Goodwill, net of amortization of $4,879                    141,491              -
Investment (Note 6)                                              1              1
                                                       ------------   ------------

                                                       $ 1,392,040    $   397,968
                                                       ============   ============


LIABILITIES
Current
   Accounts payable and accrued liabilities (Note 7)   $   765,844    $   416,824
   Due to directors (Note 8)                                80,043         42,371
   Loans payable (Note 9)                                   76,780              -
                                                       ------------   ------------
                                                           922,667        459,195
                                                       ------------   ------------

Minority interest (Note 10)                                182,103              -

SHAREHOLDERS' EQUITY
Capital stock (Note 11)                                      8,373          4,498
Additional paid in capital                               7,140,763      6,221,284
Deficit                                                 (6,861,866)    (6,287,009)
                                                       ------------   ------------
                                                           287,270        (61,227)
                                                       ------------   ------------

                                                       $ 1,392,040    $   397,968
                                                       ============   ============

----------------------------------------------------------------------------------
Commitment (Note 18)


        See accompanying notes to the consolidated financial statements.

================================================================================
COI SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Year Ended December 31                     2000          1999             1998
----------------------------------------------------------------------------------
                                                                       (Note 10)
Revenue                                 $ 1,186,270    $ 1,941,001    $   458,441
                                        ------------   ------------   ------------

Expenses
   Bad debts                                  6,702      1,650,000        200,000
   Consulting fees                          923,354      2,443,927        722,483
   Management fees                          334,968        214,000         11,123
   Professional fees                         74,040         63,184         15,212
   Subcontractors                           324,879        783,868         28,360
   Administrative                           146,412      2,375,350         26,442
   Goodwill amortization                      4,879              -              -
                                        ------------   ------------   ------------
                                          1,815,234      7,530,329      1,003,620
                                        ------------   ------------   ------------

Loss before minority interest              (628,964)    (5,589,328)      (545,179)

Minority interest                            54,107              -              -
                                        ------------   ------------   ------------

Net loss                                $  (574,857)   $(5,589,328)   $  (545,179)
                                        ============   ============   ============


----------------------------------------------------------------------------------
Net loss per share, basic and diluted
   (Note 14)                            $     (0.10)   $     (1.50)   $     (2.63)
                                        ============   ============   ============

----------------------------------------------------------------------------------



        See accompanying notes to the consolidated financial statements.

==========================================================================================================
COI SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Year Ended December 31, 2000
----------------------------------------------------------------------------------------------------------
                                           Common Stock          Additional                       Total
                                   ---------------------------    Paid in      Accumulated       Equity
                                        Shares       Amount       Capital        Deficit      (Deficiency)
                                   ------------   ------------  ------------   ------------   ------------

December 31, 1997, as                   18,497    $        18   $   160,526    $  (152,502)   $     8,042
   originally reported

Adjustment to reflect rescission
   of shares                           (18,305)            18        (7,276)             -         (7,294)
                                   ------------   ------------  ------------   ------------   ------------

December 31, 1997, as restated            *192              -       153,250       (152,502)           748

Issue of shares (Note 11(c))         1,200,000          1,200       298,800              -        300,000

Issue of shares (Note 11(d))         1,500,000          1,500       373,500              -        375,000

Net loss 1998                                -              -             -       (545,179)      (545,179)
                                   ------------   ------------  ------------   ------------   ------------

December 31, 1998                    2,700,192          2,700       825,550       (697,681)       130,569

Stock options (Notes 13)                     -              -     2,149,612              -      2,149,612

Issue of shares (Note 11(e))         1,220,000          1,220     2,731,580              -      2,732,800

Issue of shares (Note 11(f))           138,000            138       308,982              -        309,120

Issue of shares (Note 11 (g))          440,350            440       205,560              -        206,000

Net loss 1999                                -              -             -     (5,589,328)    (5,589,328)
                                   ------------   ------------  ------------   ------------   ------------

December 31, 1999                    4,498,542          4,498     6,221,284     (6,287,009)       (61,227)

Stock options (Note 13)                      -              -       127,654              -        127,654

Issue of shares (Note 11(h))         2,200,000          2,200       393,800              0        396,000

Issue of shares (Note 11(i))           775,000            775       192,975              -        193,750

Issue of shares (Note 11(j))           800,000            800       186,400              0        187,200

Issue of shares (Note 11(k))           100,000            100        18,650              -         18,750

Net loss 2000                                -              -             -       (574,857)      (574,857)
                                   ------------   ------------  ------------   ------------   ------------

December 31, 2000                    8,373,542    $     8,373   $ 7,140,763    $(6,861,866)   $   287,270
                                   ============   ============  ============   ============   ============

----------------------------------------------------------------------------------------------------------

* After giving retroactive effect to the reverse stock split effective December 3, 1998 outlined in Notes 11(b) and 12.


        See accompanying notes to the consolidated financial statements.

================================================================================================
COI SOLUTIONS, INC.
STATEMENT OF CONSOLIDATED CASH FLOWS
Year Ended December 31                                     2000         1999           1998
------------------------------------------------------------------------------------------------
                                                                                       (Note 10)
Cash derived from (applied to)

   Operating
       Net loss                                       $  (574,857)   $(5,589,328)   $  (545,179)
       Adjustments to reconcile net loss to net
       cash from continuing operation
           Goodwill amortization                            4,879              -              -
           Services for stock                             923,354      4,581,394        672,300
           Minority interest                              (54,107)             -              -
       Changes in
           Accounts receivable                            154,702         59,989       (214,691)
           Prepaids                                       (14,000)             -              -
           Deferred system development costs              (89,341)             -              -
           Accounts payable and accrued liabilities       224,691        381,564         27,965
           Advances from directors                         21,924            120         23,851
                                                      ------------   ------------   ------------
       Net cash provided by (used in) operating
           activities                                     597,245       (566,261)       (35,754)
                                                      ------------   ------------   ------------

   Financing
       Issue of common shares                                   -        816,138          2,700
       Proceed from loan                                   30,000              -              -
       Bank indebtedness                                        -         (6,612)         6,612
                                                      ------------   ------------   ------------
       Net cash provided by financing activities           30,000        809,526          9,312
                                                      ------------   ------------   ------------

   Investing
       Acquisition of Telemedica Group.com, Inc.
           (Note 3)                                      (811,328)             -              -
       Change in loan receivable                          242,500       (242,500)             -
                                                      ------------   ------------   ------------
       Net cash used in investing activities             (568,828)      (242,500)             -
                                                      ------------   ------------   ------------

Net increase (decrease) in cash during the year            58,417            765        (26,442)

Cash, beginning of year                                       765              -         26,442
                                                      ------------   ------------   ------------

Cash, end of year                                     $    59,182    $       765    $         -
                                                      ============   ============   ============


------------------------------------------------------------------------------------------------



        See accompanying notes to the consolidated financial statements.

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000
--------------------------------------------------------------------------------


1.       NATURE OF OPERATIONS AND GOING CONCERN

(a)      NATURE OF OPERATIONS

COI Solutions, Inc. was incorporated in Nevada August 1, 1997. The Company builds electronic business solutions for global organizations based on a `community of interest' principle. The Company's prime focus is working with start-up companies in the United States and Canada to create totally integrated solutions, combining strategic business, marketing and investment planning with high technologies, including the Internet and private intranets.

The Company also has a subsidiary that is in the development stage. When operations commence, the subsidiary will provide global electronic healthcare services via the Internet (see Note 3).

Until December 31, 1998, the Company was considered to be in the development stage. During the year ended December 31, 1999, the Company commenced its primary operations and no longer considers itself to be in the development stage.

(b)      GOING CONCERN

As of December 31, 2000, the company has experienced a cumulative loss of $6,861,866. These losses are mainly due to grants of capital stock and stock options being issued to providers of services at a consideration below the current market price as well as a large provision for bad debts on its major consulting contracts in 1999.

Management's plans to limit future losses are as follows:

i)       To generate revenue and raise equity.

ii) To not issue a large number of shares or stock options at a consideration below the current market price.

iii) To continue to control overhead expenses and ensure that all contract services provided to the company are charged directly to, and billed to, specific contracts.

These consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate because management believes that the action already taken, or planned, will support the validity of the going concern assumption used in preparing these consolidated financial statements.

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000
--------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING PRINCIPLES

The Company's accounting and reporting policies conform to generally accepted accounting principles and industry practice in the United States. The consolidated financial statements are prepared in United States dollars.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of all companies in which the Company has a controlling interest, after elimination of inter-company transactions and balances.

USE OF ESTIMATES

In preparing the Company's consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes to the consolidated financial statements. Actual results may differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's estimate of the fair value of cash, receivables, payables and accruals approximates the carrying value.

CASH AND CASH EQUIVALENTS

For the purpose of the statements of cash flows, cash and cash equivalents include cash on hand, balances with banks and highly liquid temporary money market instruments with original maturities of three months or less. Bank indebtedness is considered to be financing activities.

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

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000
--------------------------------------------------------------------------------


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GOODWILL

Goodwill arises on acquisition and comprises the excess of amount paid over the fair value of the net assets acquired. Goodwill is recorded at cost and amortized on a straight-line basis over a period of 5 years.

The carrying value of goodwill is assessed annually to determine if a permanent impairment in value exists. The company assesses impairment by determining whether the unamortized goodwill balance can be recovered through the undiscounted future operating cash flows of the business to which the goodwill relates.

ADVERTISING COST

Advertising costs are expensed as incurred.

STOCK-BASED COMPENSATION

Compensation costs for stock options are measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock awards is recorded based on the quoted market value of the Company's stock at the time of grant.

EARNINGS PER COMMON SHARE

Basic earnings (loss) per share amounts have been computed based on the average number of common shares outstanding. Diluted earnings (loss) per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding options, calculated using the treasury stock method, unless they are antidilutive.

DEFERRED SYSTEM DEVELOPMENT COSTS

Deferred system development costs are recorded at costs. The costs will be amortized on a straight line basis over a 3 year period when TMG commences operation (Note 3).

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000
--------------------------------------------------------------------------------


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

NEWLY ISSUED ACCOUNTING STANDARDS

In June 1999, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and as amended by SFAS No's. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective with the first quarter of 2001. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 will require the Company to measure all derivatives at fair value and to recognize them in its balance sheet as an asset or liability, depending on the Company's rights or obligations under the derivative contract. This standard will not impact the Company's financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition". This staff accounting bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The staff provided this guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The effective date of this bulletin for registrants with fiscal years ending on December 31 is the quarter beginning October 1, 2001. The adoption of this bulletin will not have a material impact on the Company's financial statements.

--------------------------------------------------------------------------------

3.       ACQUISITION

Effective October 7, 2000, the Company acquired 75% equity interest in TeleMedica Group.Com Inc. (TMG). TMG is a Nevada corporation and is in a development stage. It's primary operation will be providing global electronic healthcare services via the Internet. The Company has been under contract with TMG for the past year to build the company, including its business plan, operations and e-commerce strategy. The total consideration for the purchase was $855,000. The consideration was settled through the conversion of outstanding receivable from TMG and cash.

The acquisition was accounted for by the purchase method of accounting. Accordingly, the result of operation of TMG at the acquisition date is included in the accompanying consolidated financial statements. The purchase price has been allocated to the assets acquired and liabilities assumed based on the fair market value at the date of acquisition. The purchased goodwill is being amortized on a straight line basis over its estimated useful life of 5 years.

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000
--------------------------------------------------------------------------------


3.       ACQUISITION (continued)

The net assets acquired are as follow:

Cash                                                             $    43,672
Prepaid                                                              257,080
Deferred systems development                                         798,945
Goodwill arising from acquisition                                    146,370
                                                                 -----------
                                                                   1,246,067

Payables and accrued liabilities                                      32,098
Other liabilities                                                    122,759
Minority interest                                                    236,210
                                                                 -----------
                                                                     391,067
                                                                 -----------

Total purchase price                                             $   855,000
                                                                 ===========


The following unaudited pro forma summary financial information for the years ended December 31, 2000 and 1999 which reflects the acquisitions as though they occurred at January 1, 1999 is as follows:
                                                       2000           1999
                                                       ----           ----
                                                    (unaudited)    (unaudited)

Revenues                                           $   645,270    $  1,761,001

Net loss                                           $  (823,127)   $ (5,693,227)

Net loss per share, basic and diluted              $     (0.14)   $      (1.53)


--------------------------------------------------------------------------------

4.       ACCOUNTS RECEIVABLE

As a result of the contract with World Telehealth being suspended, the entire accounts receivable due on this contract has been fully reserved in 1999. Management cannot determine how much of these accounts receivable may be collected.

--------------------------------------------------------------------------------

5.       LOAN RECEIVABLE

The Company had a loan receivable from a company controlled by the directors of COI Solutions Inc. in the amount of $242,500. The loan was due October 15, 2000 with an interest rate of 6% per annum. The purpose of the loan is for the development of an E-commerce platform for a Canadian Tele-medicine application. The loan was repaid during the year in lieu of subcontracting fees.

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000
--------------------------------------------------------------------------------


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

--------------------------------------------------------------------------------

7.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES          2000         1999
                                                         ----         ----

Accounts payable
   Trade                                               $276,904     $213,880
   Management fees (Note 17)                            409,000      180,000
   Management expense (Note 17)                          36,530            -
   Shareholders                                               -        7,944
                                                       --------     --------
                                                        722,434      401,824
Accrued liabilities
   Professional fees                                     29,000       15,000
   Other                                                 14,410            -
                                                       --------     --------

                                                       $765,844     $416,824
                                                       ========     ========

8.       DUE TO DIRECTORS

Directors have advanced funds for operating expenses amounting to $80,043 (1999
- $42,371). The loans are unsecured, interest free and it is expected they will be repaid within one year.

--------------------------------------------------------------------------------

9.     LOANS PAYABLE                                      2000        1999
                                                          ----        ----

Loan payable                                           $ 30,000     $      -
Due to minority shareholder                              46,780            -
                                                       --------     --------

                                                       $ 76,780     $      -
                                                       ========     ========

The loan payable bears interest at 10%, is unsecured and is due on demand.

The amount due to minority interest of a subsidiary is non-interest bearing, is unsecured and is due on demand.

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000
--------------------------------------------------------------------------------


10.      MINORITY INTEREST                              2000           1999
                                                        ----           ----
her
   Common share                                       $ 228,000      $       -
   Deficit                                              (45,897)             -
                                                      ----------     ----------

                                                      $ 182,103      $       -
                                                      ==========     ==========

--------------------------------------------------------------------------------

11.      CAPITAL STOCK                                  2000           1999
                                                        ----           ----

Authorized:
   100,000,000 Common shares with a par value of $0.001

Issued:
   8,373,542 Common shares (1999 - 4,498,542)         $   8,373      $   4,498
                                                      ==========     ==========


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

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000
--------------------------------------------------------------------------------


11.      CAPITAL STOCK (continued)

f) On April 8, 1999, 138,000 Common shares were issued in exchange for services to non-related parties at an issue price of $2.24 per share. The shares were issued at a total consideration of $309,120 (138,000 X 2.24). The shares were issued for a cash consideration of $138 and the balance of $308,982 has been recorded as consulting fees and included on the statement of operations.

g) On December 15, 1999, 440,350 Common shares were issued for a cash consideration of $206,000.

h) On July 5, 2000, 2,200,000 restricted common shares were issued as compensation to the officers of the company with a market value of $396,000 (2,200,000 X $0.18). There was no cash consideration and the $396,000 has been charged as compensation and included in the operating expenses on the statement of operations. $2,200 being the par value of the shares, was credited to share capital and $393,800 was credited to additional paid in capital.

i) On September 27, 2000, 775,000 common shares were issued in exchange for services to non-related parties at an issued price of $0.25 per share. There was no cash consideration and the $193,750 has been charged as compensation and included in the operating expenses on the statement of operations. $775 being the par value of the shares, was credited to share capital and $192,975 was credited to additional paid in capital.

j) On October 26, 2000, 800,000 common shares were issued in exchange for services to non-related parties at an issued price of $0.2344 per share. There was no cash consideration and the $187,200 has been charged as compensation and included in the operating expenses on the statement of operations. $800 being the par value of the shares, was credited to share capital and $186,400 was credited to additional paid in capital.

k) On November 3, 2000, 100,000 common shares were issued in exchange for services to a non-related party at an issue price of $0.1875 per share. There was no cash consideration and the $18,750 has been charged as compensation and included in operating expenses on the statement of operations. $100 being the par value, was credited to share capital and $18,650 was credited to additional paid in capital

--------------------------------------------------------------------------------

12.      RESTATEMENT OF PRIOR YEARS

On December 10, 1999, a resolution was passed to rescind 19,930 Common shares of the Company (after giving retro-active effect to the reverse stock split effective December 3, 1998).

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000
--------------------------------------------------------------------------------


12.      RESTATEMENT OF PRIOR YEARS (continued)

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

--------------------------------------------------------------------------------

13.      STOCK OPTIONS

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

Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. Had compensation cost for the above stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net income and diluted earnings per share for the year ended December 31, 1999 would have been reduced to the pro forma amounts indicated below:

       Net loss                                   As reported      $ (5,589,328)
                                                  Pro forma        $ (5,744,728)

       Net loss per share,  Basic and Diluted     As reported      $      (1.50)
       Pro forma                                                   $      (1.54)

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000
--------------------------------------------------------------------------------


13.      STOCK OPTIONS (continued)

During 1999, the Company granted 1,223,922 options, in exchange for services, that are accounted for under SFAS no. 123 "Accounting for Stock-Based Compensation". The standard contains a fair value based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Consulting options were granted at prices from $0.50 to $2.00 and expire from December 31, 2001 to December 31, 2003. Consulting fees totalling $127,654 (1999
- $2,149,612) was recognized for the year ended December 31, 2000 in connection with these options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 1999: dividend yield of 0%; risk free interest rate of 6.24%; volatility of 60% for 1999; and expected lives of 2.32 years.

A summary of the status of the 2000 plan as of December 31, 2000, is presented below:

                                                        Shares     Weighted Avg.
                                                        ------     -------------

Outstanding, beginning of year                       2,723,922     $       0.64
Granted                                                      -                -
Exercised                                                    -                -
Forfeited                                                    -                -
                                                   -----------     ------------

Outstanding, end of year                             2,723,922     $       0.64
                                                   ===========     ============

The following table summarizes information about options outstanding and exercisable at December 31, 2000:

                       Options Outstanding and Exercisable
--------------------------------------------------------------------------------
Range of
Exercise                   Number             Remaining           Weighted Avg.
Prices                Outstanding      Contractual Life          Exercise Price
------                -----------      ----------------          --------------

$0.50-$0.75             2,266,778           2.26 years            $        0.53
$1.00                     357,144           3.90 years            $        1.00
$2.00                     100,000           2.69 years            $        2.00
                    -------------
                        2,723,922
                    =============

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000
--------------------------------------------------------------------------------


14.      LOSS PER SHARE

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

There were stock options outstanding to purchase 2,723,922 shares of common stock which were not included in the computation of diluted loss per share because to do so would be antidilutive.

Basic weighted average shares outstanding for the year were 5,939,706 (1999 - 3,716,224, 1998 - 207,315).

--------------------------------------------------------------------------------

15.      INCOME TAXES

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:


                                                        2000            1999
                                                        ----            ----

Statutory tax (benefit) provision                  $   (252,937)   $ (2,436,029)
Non-deductible expenses                                 406,276       1,992,538
(Decrease) increase in valuation allowance             (153,339)        443,491
                                                   -------------   -------------

                                                   $          -    $          -
                                                   =============   =============


Under SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates.

The tax effect of temporary differences that give rise to deferred income taxes is as follows:

                                                       2000            1999
                                                       ----            ----
Deferred tax assets
    Net operating loss carryforwards               $    324,720    $    454,659
    Valuation allowance                                (324,720)       (454,659)
                                                   -------------   -------------

                                                   $          -    $          -
                                                   =============   =============

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000
--------------------------------------------------------------------------------


15.      INCOME TAXES (continued)

At December 31, 2000, the Company had approximately $738,000 of net operating loss carryforwards which will expire in 2007.

--------------------------------------------------------------------------------

16.      CONCENTRATION

During 2000, the Company had three customers; consulting services provided to two of the customers represent roughly 55% of the Company's revenue. The remaining 45% of the Company's revenue was generated from services provided to TMG prior to the acquisition (Note 3).

--------------------------------------------------------------------------------

17.      RELATED PARTY TRANSACTIONS

During the year the Company had the following related party transactions:

                                                             2000       1999
                                                             ----       ----

Sales to TMG (see below)                                  $ 180,000  $         -
Management fee and auto allowance paid to directors
    and shareholders of the Company (Note 18)               383,400      383,400
Consulting fees paid to individuals who are directors
    and shareholders of the Company (Note 11 (h))           396,000    1,500,000
Subcontracting fees paid to a director and shareholder
    of the Company                                          242,500            -


TMG became a related company of the Company when the directors and shareholders of the Company became the directors of TMG on June 20, 2000. Amounts represents sales to TMG for the period June 20, 2000 to October 7, 2000.

--------------------------------------------------------------------------------

18.      COMMITMENTS

The Company has officer agreements with three individuals who are directors and shareholders of the Company. The agreements expires January 3, 2002. According to the agreements, each officer is entitled to fixed remuneration of $120,000 per annum plus automobile allowance of $650 per month, plus reimbursement of fuel expenses generated by the use of the automobile on behalf of the Company.

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000
--------------------------------------------------------------------------------


18.      COMMITMENTS (continued)

The Company's subsidiary also has an officer agreement with a key employee expiring February 03, 2003. The agreement entitles the officer to receive fixed remuneration of Canadian $150,000 per annum plus automobile allowance of Canadian $950 per month, plus reimbursement of fuel expenses generated by the use of the automobile on behalf of the Company. Total remuneration and allowance paid to the officer for the year ended December 31, 2000 was $ 95,574 (1999 and 1998 - $0)

--------------------------------------------------------------------------------
19.      SUBSEQUENT EVENT

On April 3, 2001 the Company signed a letter of intent to acquire 100% ownership of a San Diego-based TeleMedical.com, a private company. The amount paid for the acquisition has not been determined and the agreement is subject to due diligence which is anticipated to be completed by May 1, 2001.