Form 10QSB
period 2001-03-31
COI SOLUTIONS INC
filed 2001-05-18
CIK 1075773

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ending March 31, 2001

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

Yes [ X ] No [   ]

The number of common shares without par value outstanding on March 31, 2001 was 7,473,542 shares.

COI SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
                                                     MARCH, 31      December, 31
Unaudited                                                 2001             2000
--------------------------------------------------------------------------------

ASSETS
Current
   Cash                                           $     7,151       $    59,182
   Prepaid                                            228,000           228,000
                                                  ------------      ------------
                                                      235,151           287,182
Prepaids                                               61,080            61,080
Deferred system development costs                     984,191           902,286
Goodwill, net of amortization of $12,197              134,173           141,491
Investment                                                  1                 1
                                                  ------------      ------------

                                                  $ 1,414,596       $ 1,392,040
                                                  ============      ============



LIABILITIES
Current
   Accounts payable and accrued liabilities       $   914,887       $   765,844
   Due to directors                                   100,646            80,043
   Loans payable                                       76,780            76,780
                                                  ------------      ------------
                                                    1,092,313           922,667
                                                  ------------      ------------

Minority interest                                     140,015           182,103

SHAREHOLDERS' EQUITY
Capital stock (Note 2)                                  8,533             8,373
Additional paid in capital                          7,150,203         7,140,763
Deficit                                            (6,976,468)       (6,861,866)
                                                  ------------      ------------
                                                      182,268           287,270
                                                  ------------      ------------

                                                  $ 1,414,596       $ 1,392,040
                                                  ============      ============

        See accompanying notes to the consolidated financial statements.

COI SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ending March 31                             2001              2000
--------------------------------------------------------------------------------

Revenue                                      $              -      $    180,000
                                                 -------------     -------------

Expenses
   Bad debts                                                -             6,702
   Management fees                                     90,000            90,000
   Professional fees                                   31,900            12,500
   Consulting                                           9,600            41,898
   Administrative                                      17,872               864
   Goodwill amortization                                7,318                 -
                                                 -------------     -------------
                                                      156,690           151,984
                                                 -------------     -------------

Net earnings (Loss) before minority interest     $   (156,690)           28,036

Minority interest                                      42,088                 -
                                                 -------------     -------------

Net earning (loss)                               $   (114,602)     $     28,036
                                                 =============     =============


Net earning (loss) per share
   basic                                         $      (0.01)     $       0.01
                                                 =============     =============

Weighted average shares
   basic                                         $  8,517,542      $  4,498,542
                                                 -------------     -------------
   diluted                                         11,241,464         7,222,464
                                                 -------------     -------------

         See accompanying notes to the consolidated financial statements

COI SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Three Months Ending March 31                                2001            2000
--------------------------------------------------------------------------------

Cash flows from (applied to)

   OPERATING
       Net earnings (loss)                            $(114,602)      $  28,036
       Services for stock                                 9,600          35,065
       Goodwill amortization                              7,318               -
       Minority interest                                (42,088)              -

       Changes in
           Accounts receivable                                -        (150,798)
           Accounts payable and accrued liabilities     149,043          93,806
                                                      ----------      ----------
                                                          9,271           6,109
                                                      ----------      ----------


   FINANCING
       Advance from directors                            20,603           7,994
                                                      ----------      ----------

   INVESTING
       Deferred system development costs                (81,905)              -
                                                      ----------      ----------

Net increase (decrease) in cash during the year         (52,031)         14,103

Cash, beginning of period                                59,182             765
                                                      ----------      ----------

Cash, end of period                                   $   7,151       $  14,868
                                                      ----------      ----------

        See accompanying notes to the consolidated financial statements.

COI SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2001
--------------------------------------------------------------------------------

1.       GENERAL

The unaudited condensed consolidated statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim statements are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the financial statements and related footnotes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB

INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. There are no income taxes for the current period as the company has approximately $710,000 of net operating loss carryforwards, which expires in 2019.

LOSS PER SHARE

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, EARNING PER SHARE. SFAS No 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if the securities or other contracts to issue stock were exercised and converted to common stock.

There were stock options outstanding at March 31, 2001 to purchase 2,723,922 of common stock (2000 - 2,723,922)

Basic weighted average shares outstanding for the period were 8,517,542 (2000 - 4,498,542). Diluted average shares outstanding for the period were 11,241,464 (2000 - 7,222,464). The stock options were not included in the compilation of diluted earnings per share because to do so would be antidilutive.


2.       CAPITAL STOCK

On January 9, 2001, 160,000 common shares were issued in exchange for services at an issued price of $0.06 per share. There was no cash consideration and the $9,600 has been charged as compensation and included in the operating expenses on the consolidated statement of operations. $160, being the par value of the shares, was credited to share capital and the $9,440 was credited to additional paid in capital.

Item. 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

These discussions contain forward-looking statements containing words such AS WILL CONTINUE TO BE, WILL BE, CONTINUE TO, ANTICIPATES THAT, TO BE or CAN IMPACT. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward looking statements.

For the quarter ended March 31, 2001, the Company continued its plan of directing its efforts in the e-health industry with special focus on global expatriates. The acquisition a majority stake in the Telemedica Group.Com, Inc. was completed in the fourth quarter of 2000 as planned. The Company has a contract with the Telemedica Group.com to build the infrastructure of the company and to develop a web based platform that will allow for the processes associated with the purchase and management of health insurance for the global expatriate market to be managed on the Internet. The health insurance application is scheduled for launch in the second quarter with revenue planned in the third quarter of 2001.

SALES

Since the Company's efforts are directed at the development of the subsidiaries e-healthcare web based system, all revenues charged are eliminated on consolidation. Therefore, there is no revenue in the current period. The system under development is planned to be operational in the second quarter of the year 2001. Revenue is planned in the third quarter.

COSTS AND EXPENSES

Expenses for the quarter ended March 31, 2001 were $156,690 compared to $151,964 for the same period of 2000, an increase of 3%. The increase was mainly due to the inclusion in the consolidated condenses statements of an amortization expense of $7,318 for Goodwill as the result of the acquisition of Telemedica Group.com, Inc. Contributing to the $156,690 of expenses were Management fees $90,000, Professional fees $31,900, Consulting fees $9,600 and Administrative expense $17,872.

FINANCIAL CONDITION AND LIQIDITY

As of March 31, 2001, the Company had $7,151 of cash. Until the Telemedica health insurance project that is targeted to be launched in the second quarter, the Company's sources of cash are from consulting work in the healthcare industry. No consulting fees were received in the first quarter. Future funds required to carry out management's plans are expected to be derived from the Telemedica health insurance project, acquiring new contracts in the e-health industry, shareholder loans and future issues of capital stock. There can be no assurance that the Company will be successful in executing its plans.

                                     PART II

Item 1.  Legal Proceedings

         None.

Item 2.  Change in Securities and Use of Proceeds

         None.

Item 3.  Default Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K have been filed for the period ended March 31, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

         Dated this 18th day of May, 2001.


                              COI SOLUTIONS, INC.


                              BY:  /s/ Robert W. Wilder
                              ---  --------------------
                                   Robert W. Wilder,
                                   Chief Executive Officer and a Member
                                   of the Board of Directors