Form 10QSB
period 2001-06-30
COI SOLUTIONS INC
filed 2001-08-21
CIK 1075773

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ending June 30, 2001

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

                      101 Convention Center Dr., Suite 700
                             Las Vegas, Nevada 90109
                    (Address of principal executive offices)

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

The number of common shares without par value outstanding on June 30, 2001 was 11,713,542 shares.


COI SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                  Three Month Period Ended              Six Month Period Ended
                                            June 30                             June 30
                                   2001                 2000             2001              2000
------------------------------------------------------------------------------------------------------
Revenue                      $           -       $     404,032    $              -   $        584,032
                             --------------      --------------   -----------------  -----------------

Expenses
   Bad debts                             -                   -                   -              6,702
   Management fees                  90,000              90,000             180,000            180,000
   Professional fees                 6,874              12,800              38,774             25,300
   Consulting                       10,800             150,000              20,400            191,898
   Good will amortization           13,679                                  20,997
   Administrative                   28,361                 739              46,233              1,603
                             --------------      --------------   -----------------  -----------------
                             $     149,714       $     253,539    $        306,404   $        405,503
                             ==============      ==============   =================  =================

Net earnings (loss)          $    (149,714)      $     150,493    $       (306,404)  $        178,529
  before minority interest

Minority interest                    9,000                                  51,088
                             --------------                       -----------------


NET EARNINGS (LOSS)          $    (140,714)      $     150,493    $       (255,316)  $        178,529

Net earnings (loss)          $       (0.01)      $        0.03    $          (0.02)  $           0.04
per share                    --------------      --------------   -----------------  -----------------


Weighted average shares
   basic                        11,713,452           4,498,542          10,115,452          4,498,542
                             --------------      --------------   -----------------  -----------------
   diluted                      14,421,374           7,222,464          12,831,374          7,222,464
                             ==============      ==============   =================  =================

See accompanying notes to the condensed financial statements.

COI SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)                                          JUNE 30        December 31
                                                        2001               2000
-------------------------------------------------------------------------------
ASSETS
Current
   Cash                                        $       9,049      $      59,182
   Prepaid                                                 -            228,000
                                               --------------     --------------
                                                       9,049            287,182
Prepaids                                              61,080             61,080
Deferred system development costs                  1,088,671            902,286
Goodwill, net of amortization of $25,876             239,482            141,491
Investment                                                 1                  1
                                               --------------     --------------
                                               $   1,398,283      $   1,392,040
                                               ==============     ==============


LIABILITIES
Current
   Accounts payable and accrued liabilities    $   1,053,477      $     765,844
   Due to directors                                  103,559             80,043
   Loans payable                                     166,780             76,780
                                               --------------     --------------
                                                   1,323,816            922,667
                                               --------------     --------------

Minority Interest                                     19,083            182,103

SHAREHOLDERS' EQUITY
Capital stock                                         11,713              8,373
Additional paid in capital                         7,160,823          7,140,763
Deficit                                           (7,117,182)        (6,861,866)
                                               --------------     --------------
                                                      55,384            287,270
                                               --------------     --------------

                                               $   1,398,283      $   1,392,040
                                               ==============     ==============

See accompanying notes to the condensed financial statements.


COI SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                         December 31
Six Months Ending June 30                                    2001               2000
------------------------------------------------------------------------------------
Cash flows from (applied to)

   OPERATING
       Net earnings (loss)                          $    (255,316)     $      28,036
       Services for stock                                  20,400             35,065
       Goodwill amortization                               20,997                  -
       Minority Interest                                  (51,088)                 -

       Changes in
           Accounts receivable                                  -           (150,798)
           Accounts payable and accrued liabilities       287,753             93,806
                                                    --------------     --------------
                                                           22,736              6,109
                                                    --------------     --------------

   FINANCING
       Loans payable                                       90,000
       Advance from directors                              23,516              7,994
                                                    --------------     --------------
                                                          113,516
                                                    --------------     --------------

   INVESTING
       Deferred system development costs                 (186,385)                 -

Net increase in cash during the period                    (50,133)            14,103

Cash, beginning of period                                  59,182                765
                                                    --------------     --------------

Cash, end of period                                 $       9,049      $      14,868
                                                    ==============     ==============

See accompanying notes to the condensed financial statements.

COI SOLUTIONS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2001
--------------------------------------------------------------------------------

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the financial statements and related footnotes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB.

INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. There are no income taxes for the current year as the company has approximately $1,169,000 of net operating loss carryforwards which expire in 2019.

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

There were stock options outstanding at June 30, 2001s, to purchase 2,723,922 shares of common stock (2000 - 2,723,922).

Basic weighted average shares outstanding for the period were 10,115,452 (2000 - 4,498,542). Diluted average shares outstanding for the period were 12,831,374 (2000 - 7,222,464)


CAPITAL STOCK

2. On April 2, 2001, the Company issued 3,000,000 common shares in exchange for an additional 20% interest in Telemedica Group.Com, Inc. The market value of the shares was determined to be $228,000.

3. On May 18, 2001, 180,000 common shares were issued for services at an issued price of $0.06 per share. There was no cash consideration and the $10,800 has been charged as compensation and included in the operating expenses on the consolidated statement of operations. $180 being the par value of the shares, was credited to share capital and the $10,620 was credited to additional paid in capita.

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

For the quarter ended June 30, 2001, the Company continued its plan of directing its efforts in the e-health industry with special focus on health insurance to global expatriates. The acquisition of an additional 20% stake in the Telemedica Group.Com, Inc. was completed in the second quarter of 2001. This brings the equity position in this company to 95%. The seven remaining investors in the Telemedica Group.Com, Inc. hold a 5% position with their total investment being $57,000. The Company has a contract with the Telemedica Group.Com to build the infrastructure of the company and to develop a web based platform that will allow for the processes associated with the purchase and management of health insurance for the global expatriate market to be managed on the Internet. The health insurance application is now scheduled for launch in the fourth quarter with revenue planned in the same quarter of 2001.

SALES

Since the Company's efforts are directed at the development of the subsidiaries e-healthcare web based system, all revenues charged are eliminated on consolidation. Therefore, there is no revenue in the current period. The system under development is planned to be operational in the forth quarter of the year 2001. Revenue is planned in the fourth quarter.

COSTS AND EXPENSES

Expenses for the quarter ended June 31, 2001 were $149,714 compared to $253,539 for the same period of 2000, a decrease of $103,825. The decrease was mainly due to the reduction in consulting fees of $139,200 while the administrative charges increased by $27,622. Contributing to the $149,714 of expenses were Management fees, $90,000, Professional fees $6,874, Consulting fees $10,800 and Administrative expense $28,361.

FINANCIAL CONDITION AND LIQIDITY

As of June 30, 2001, the Company had $9,049 of cash. Until the Telemedica health insurance project that is targeted to be launched in the fourth quarter, the Company's sources of cash are from consulting work in the healthcare industry and short term loans. Future funds required to carry out management's plans are expected to be derived from the Telemedica health insurance project, acquiring new contracts in the e-health industry and issues of capital stock. There can be no assurance that the Company will be successful in executing its plans.

CHANGES IN MANAGEMENT

In May, 2001 Robert Wilder , the original founder of the Company, resigned as CEO. This position is planned to be filled in the fourth quarter of 2001. Mr. Wilder has continues his involvement as a consultant to the Company and its subsidiaries.

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

       (b) No reports on Form 8-K have been filed for the period ended June 30, 2001.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

     Dated this 20th day of August, 2001.

                              COI SOLUTIONS, INC.


                              BY:  /s/ Robert Jones
                                   ----------------
                                   Robert Jones,
                                   President and a Member of the
                                   Board of Directors