Form 10QSB
period 2001-09-30
COI SOLUTIONS INC
filed 2001-11-13
CIK 1075773

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ending September 30, 2001

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

                      101 Convention Center Dr., Suite 777
                             Las Vegas, Nevada 89109
                    (Address of principal executive offices)

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

The number of common shares without par value outstanding on September 30, 2001 was 1,480,510 shares.


COI SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                  Three Month Period Ended              Nine Month Period Ended
                                          September 30                        September 30
                                   2001                 2000             2001              2000
------------------------------------------------------------------------------------------------------
Revenue                      $           -       $     577,973    $              -   $      1,162,005
                             --------------      --------------   -----------------  -----------------

Expenses
   Bad debts                             -                   -                   -              6,702
   Management fees                  90,000              90,000             270,000            270,000
   Professional fees                 6,500              30,046              45,274             55,346
   Consulting                       54,031             760,850              74,431            952,748
   Good will amortization           13,679                                  34,676
   Administrative                    4,315             151,951              50,548             153,54
                             --------------      --------------   -----------------  -----------------
                             $     168,525       $   1,032,847    $        474,929   $      1,438,350
                             ==============      ==============   =================  =================

Net earnings (loss)          $    (168,525)      $    (454,874)    $      (474,929)  $       (276,345)
  before minority interest

Minority interest                    9,000                                  60,088
                             --------------                       -----------------

NET EARNINGS (LOSS)          $    (159,525)      $    (454,874)   $       (414,841)  $       (276,345)

Net earnings (loss)          $       (0.11)      $       (0.07)   $          (0.04)  $          (0.05)
per share                    --------------      --------------   -----------------  -----------------

Weighted average shares
   basic                         1,480,510           6,723,814          10,509,792          5,248,450
                             --------------      --------------   -----------------  -----------------
   diluted                       1,893,010           9,551,757          13,171,573          8,007,427
                             ==============      ==============   =================  =================

See accompanying notes to the condensed financial statements.

COI SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)                                     SEPTEMBER 30        December 31
                                                   2001               2000
-------------------------------------------------------------------------------
ASSETS
Current
   Cash                                        $       5,025      $      59,182
   Prepaid                                                 -            228,000
                                               --------------     --------------
                                                       5,025            287,182
Prepaids                                              61,080             61,080
Deferred system development costs                  1,088,671            902,286
Goodwill, net of amortization of $39,555             225,803            141,491
Investment                                                 1                  1
                                               --------------     --------------
                                               $   1,380,580      $   1,392,040
                                               ==============     ==============

LIABILITIES
Current
   Accounts payable and accrued liabilities    $   1,198,976      $     765,844
   Due to directors                                  108,882             80,043
   Loans payable                                     166,780             76,780
                                               --------------     --------------
                                                   1,474,638            922,667
                                               --------------     --------------

Minority Interest                                     10,083            182,103

SHAREHOLDERS' EQUITY
Capital stock                                          1,481              8,373
Additional paid in capital                         7,171,055          7,140,763
Deficit                                           (7,276,677)        (6,861,866)
                                               --------------     --------------
                                                   (104,141)            287,270
                                               --------------     --------------

                                               $   1,380,580      $   1,392,040
                                               ==============     ==============

See accompanying notes to the condensed financial statements.


COI SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                         December 31
Nine Months Ending September 30                            2001               2000
------------------------------------------------------------------------------------
Cash flows from (applied to)

   OPERATING
       Net earnings (loss)                          $    (414,841)     $      28,036
       Services for stock                                  20,400             35,065
       Goodwill amortization                               34,676                  -
       Minority Interest                                  (60,088)                 -

       Changes in
           Accounts receivable                                  -           (150,798)
           Accounts payable and accrued liabilities       433,242             93,806
                                                    --------------     --------------
                                                           13,389              6,109
                                                    --------------     --------------

   FINANCING
       Loans payable                                       90,000
       Advance from directors                              28,839              7,994
                                                    --------------     --------------
                                                          118,839
                                                    --------------     --------------

   INVESTING
       Deferred system development costs                 (186,385)                 -

Net increase in cash during the period                    (54,157)            14,103

Cash, beginning of period                                  59,182                765
                                                    --------------     --------------

Cash, end of period                                 $       5,025      $      14,868
                                                    ==============     ==============

See accompanying notes to the condensed financial statements.

COI SOLUTIONS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2001
--------------------------------------------------------------------------------

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

INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. There are no income taxes for the current year as the company has approximately $1,337,000 of net operating loss carryforwards which expire in 2019.

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

There were stock options outstanding at September 30, 2001, to purchase 412,500 shares of common stock (2000 - 2,833,922).

Basic weighted average shares outstanding for the period were 10,509,792 (2000 - 4,498,542). Diluted average shares outstanding for the period were 13,171,573 (2000 - 7,222,464)

CAPITAL STOCK

On August 31, 2001, the Company completed a one for eight stock reversal. This resulted in 1,480,510 issued and outstanding common shares with unchanged par value of $0.001 per share. The Shareholders Equity in Capital Stock was $1,481 with $6,892 being transferred to Additional Paid in Capital.

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

For the quarter ended September 30, 2001, the Company continued its plan of directing its efforts in the e-health industry with special focus on health insurance to global expatriates. The acquisition of an additional 20% stake in the Telemedica Group.Com, Inc. was completed in the second quarter of 2001. This brings the equity position in this company to 95%. The seven remaining investors in the Telemedica Group.Com, Inc. hold a 5% position with their total investment being $57,000. The Company has a contract with the Telemedica Group.Com to build the infrastructure of the company and to develop a web based platform that will allow for the processes associated with the purchase and management of health insurance for the global expatriate market to be managed on the Internet. The health insurance application is scheduled for launch in the fourth quarter with revenue planned in the first quarter of 2002.

SALES

Since the Company's efforts are directed at the development of the subsidiaries e-healthcare web based system, all revenues charged are eliminated on consolidation. Therefore, there is no revenue in the current period. The system under development is planned to be operational in the forth quarter of the year 2001. Revenue is planned in the first quarter of 2002.

COSTS AND EXPENSES

Expenses for the quarter ended September 30, 2001 were $168,525 compared to $1,032,847 for the same period of 2000, a decrease of $864,322. The decrease was mainly due to the reduction in Consulting fees of $706,819 and Administrative charges of $147,636. The reduction in Consulting fees was due to a reduction in consulting contracts due to a re evaluation of the overall web based e-commerce application for health insurance. Contributing to the $168,525 of expenses were Management fees, $90,000, Professional fees $6,500, Consulting fees $54,031 and Administrative expense $4,315.

FINANCIAL CONDITION AND LIQIDITY

As of September 30, 2001, the Company had $5,025 of cash. Until the Telemedica health insurance project that is targeted to be launched in the fourth quarter, the Company's sources of cash are from consulting work in the healthcare industry, long term loans and short term loans. Future funds required to carry out management's plans are expected to be derived from the Telemedica health insurance project, acquiring new contracts in the e-health industry and issues of capital stock. There can be no assurance that the Company will be successful in executing its plans.

CHANGES IN MANAGEMENT

In May, 2001 Robert Wilder , the original founder of the Company, resigned as CEO. This position is planned to be filled in the fourth quarter of 2001. Mr. Wilder has continues his involvement as a consultant to the Company and its subsidiaries.

SHARE CAPITAL

On August 31, 2001, the Company completed a one for eight stock reversal. This resulted in 1,480,510 issued and outstanding common shares with unchanged par value of $0.001 per share.
                                       6

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

       (b) A report of Form 8-K was filed on August 31,2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

     Dated this 12th day of November, 2001.

                              COI SOLUTIONS, INC.

                              BY:  /s/ Robert Jones
                                   ----------------
                                   Robert Jones,
                                   President and a Member of the
                                   Board of Directors