Form 10KSB
period 2001-12-31
COI SOLUTIONS INC
filed 2002-05-08
CIK 1075773

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2001 OR

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

                                6563 N.W. 6th Way
                                    Suite 160
                          Fort Lauderdale Florida.33065


          (Address of principal executive offices, including zip code.)

                                 (905) 799.4784
              (Registrant's telephone number, including area code)

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

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year.
     December 31, 2001 - Nil

The aggregate market value of the voting stock held by non-affiliates on April 18, 2001 was $179,912. There are approximately 2,998,539 shares of common voting stock of the Registrant held by non-affiliates.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: April 16, 2002 - 3,380,510 shares of Common Stock

Transitional Small Business Issuer Format
     YES [ ]   NO [X]

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

         On August 23, 1997, Expedia Com Global, Inc. changed its name to Expediacom Global Inc. On November 16, 1998, Expediacom Global Inc. changed its name to COI Solutions, Inc. The common shares of the Company commenced trading in June 1998 on the Bulletin Board ("Bulletin Board") operated by the National Association of Securities Dealers Inc. ("NASD") under the symbol "COSL." The Company's common stock was delisted from the Bulletin Board on October 25, 1999, as a result of the Company's failure to file reports with the Securities and Exchange Commission ("Commission") as mandated by the NASD. The Company has since filed a Form 10-SB which was declared effective and is now traded on the OTC Bulletin Board under the symbol COII.

         The Company was formerly engaged in the business of furnishing Internet and telecommunications consulting services to businesses engaged in the health care, trade and commerce, and travel and tourism industries.

         Early in 2000, the Company decided to apply the knowledge it had gained in developing electronic network based applications for the delivery of healthcare services ... or e-healthcare. Furthermore, rather than simply consult on e-healthcare opportunities, the Company decided to acquire TeleMedica Group.Com Inc. (TeleMedica), a private Nevada incorporated company, to establish its own e-healthcare production presence. TeleMedica's mandate was to create new and exciting e-healthcare applications for both healthcare professionals and the end clients. This decision would ultimately allow the company to participate in ongoing revenues from operating companies.

The systems development work continued in the year 2001.

         The Company outsources the system development functions to specialized Web and Internet E-Commerce design companies in Ontario, Canada.

The "community of interest" model.

         The Company relies upon the community of interest model as its cornerstone for providing electronic tools and creative business networking solutions to enable its subsidiaries to operate in a fully integrated manner with clients and suppliers in both real and non-real time, regardless of where they are located in the world.

Web Site Design & Construction

         In 1999, the Company established a joint venture relationship with Ms. Elizabeth Lepage under the name Community-Builder.com, Inc. The Community-Builder.com mission was to develop website solutions for businesses in developing countries around the world. In light of the Company's changed focus toward e-healthcare solutions, and specifically on the sale of health insurance for expatriates via a broker network supported by a web platform, its relationship with Community-Builder has been put on hold.

Agreement with BNT, Inc.

         On October 16, 1999, the Company entered into an agreement with BNT, Inc., a Bahamian corporation ("BNT")wherein it was agreed that BNT would provide consulting services to the Company in connection with its products and services and would promote the Company to third parties around the world. The term of the agreement is two years. This agreement has lapsed and is no longer in effect.

Industry Information

         The Company is not a ".com" company, but rather a Company that uses the Internet and emerging technologies to deliver innovative healthcare products and services. The Company's first initiative is the sale of a comprehensive suite of health insurance to the global expatriate community (estimated at 100 Million people worldwide who live or work in a country other than the country of their citizenship). The sale of insurance is done via a combination of a network of brokers worldwide and a web based e-commerce platform. The company will also provide health assessments, health information, health testing, consultation and diagnosis, via the Internet.

         The Internet is a world-wide medium of interconnected electronic and/or computer networks. Over the past few years, individuals and businesses have come to recognize that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

         Electronic commerce, generally refers to utilizing electronic networks to facilitate buying and selling of products, information, and services. In electronic commerce, computers and telecommunications take the place of paper documents, mail and faxes. Businesses now use computers to electronically send, receive and dynamically create a wide variety of business documents. These include, product description, prices, contracts, purchase orders and invoices. Businesses are also using the Internet to create electronic connections with their consumer clients around the globe.

         More recently the Internet has provided a secure alternative for companies to conduct electronic commerce. Rather than using a proprietary VAN (Value Added Network), companies can use the Internet as the medium over which they conduct and transact business. The Company intends to utilize this medium to deliver its healthcare products and services, initially health insurance for expatriates, to businesses and consumers around the world .

Operations

         The Company's officers provide their own office space at their own expense. The Company has located its operational headquarters at 6563 N.W. 6th Way Suite 160,Fort Lauderdale Florida 33065. This location has been chosen to be in close proximity to its legal, accounting and investor relations functions. The Company maintains a virtual corporation concept where most of the individuals working under contract for the Company operate primarily out of their homes using computer hardware, software products, multiple telecom facilities, a dedicated and secure server, and extensive use of secure e-mail and the Internet. The Company believes that this form of conducting business will reduce operating expenses and effectively manage companies which have geographically dispersed personal. The Company has consultants and/or contractors located in Ottawa, Toronto, Florida and Hong Kong.

Equipment

         The Company has established relationships with a number of insurance and financial services leaders in key centers around the world to distribute its health insurance for expatriates.

         The broker network, estimated at 500 in Hong Kong alone, will be led by regional vice presidents (RVPs). The RVPs will use their relationships with the Worldwide Chambers of Commerce and with their existing client base to assist in the marketing and sale of group health insurance and other healthcare offerings by the company. The Company's marketing plan for its suite of health insurance for expatriates product will be determined by Company management in conjunction with the RVPs and implemented locally.


Competition.

         Early in 2000, the Company changed its focus from network related consulting to operating companies engaged in network based delivery of healthcare products and services. The Company's initial products are comprehensive health insurance for the global expatriate market. This market is estimated at over 100 Million people and growing rapidly. This product portfolio will grow into a comprehensive set of e-healthcare applications including electronic patient health files, health assessment tools, multi-media consultations and diagnostic and referral capabilities.

         There are existing competitors that offer Health Insurance to expatriates, such as UK based William Russell and BUPA. Based an recent independent study, the Company feels that it still maintains a competitive advantages over its competitors.

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

         4. Created the business operations plan to manage a corporation's web-site and prepared programs for hiring technical, marketing and operations staff.

         5. Provided consulting services for the creation of a business plan, prepared a web-site, assisted with the employment of two corporate officers.

         6. Provided consultative support for an Internet incubator organization. This support included defining a detailed strategy, performing opportunity assessments, performing operations reviews, and recommending structural and investment scenarios. Several of the business units in the incubator organization were in the field of e-healthcare.

Recent Business Activity.

         Provided consultative services to a private Nevada based company to develop a business plan and operations plan for a new venture known as TeleMedica Group.com. TeleMedica is engaged in the business of promoting medically related business opportunities.

         The first project developed by the Company on behalf of the TeleMedica Group was a business unit, known as TeleMedica Insurance Management, Inc. which is engaged in the sale of global health insurance products by a web based e-commerce and fulfillment platform. This platform will be launched in the third quarter of 2002.

         During 1999 and 2000, the Company provided consultative services to build the TeleMedica Group business. These consultative services accumulated to an accounts receivable in excess of $1,000,000. Effective October 7, 2000, the Company converted $855,000 of the outstanding debt from TeleMedica Group to TeleMedica common stock, thereby raising the Company's ownership stake to 75% of the TeleMedica Group's outstanding common stock. Effective April 4, 2001 the Company acquired an additional 20% of TeleMedica in return for 3,000,000 common shares of the Company. This increases the total ownership stake in TeleMedica to 95%.

Community-Builder.com Inc.

         On August,1999, the Company acquired a fifty percent interest in Community-Builder.com Inc., a privately held, Montreal based, Internet company that targeted the medical community and the interactive management of medical referrals and collaboration of medical professionals working together on a common patient base. This start up company is incorporated under the laws of the Province of Quebec, Canada. It has no assets or liabilities.

         In March of 2000, the Company decided that it would focus its energies and resources on the development of the TeleMedica Insurance Management, Inc. business unit to develop and market global health insurance. Although the medical referrals application is clearly a part of the Company's e-healthcare strategy, it was deemed to be a future consideration that will be addressed in 2001 or 2002. The Company retained its ownership position in Community-Builder.com,. The Company has invested no additional funds, beyond the original $20,000 provided in 1999.

World Telehealth Contract.

         On December 11, 1998, the Company entered into an agreement with World Telehealth Corporation, a Florida corporation ("WTH"). WTH would pay the Company $165,000 per month over a fourteen months period The material terms of the agreement with WTH included: building the infrastructure of the Company, developing and implementing the marketing, operations and technology functions of the Company. The Company was not paid its fees and as per the agreement, the amount was accrued. WTH stopped paying the Company its monthly fee and served notice of the suspension of the agreement. The Company is attempting to collect the receivable that is due. The Company believes that WTH does not intend to pay the balance due, but the Company believes that the balance due can be collected through legal proceedings which the Company has not yet initiated but plans to initiate in 2002 for damages as a result of its breach. The Company has no liability to either WTH or its creditors in connection with the contracts.

         WTH has not threatened any action against the Company and the Company does not anticipate any action by WTH. At no time either verbally or in writing, has the Company received indication that the work performance was anything less than exemplary.

Settlement.

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

         In December, 2000, the Company made a decision to pay the parties owed the certain expenses and completed all transaction by the end of the third quarter of 2001.


Employees.

         The Company has 6 full-time and contracted employees, 2 of which are Officers of the Company and 4 of which are support staff. Management may hire additional employees as the Company's operations expand and management believes the expense of additional employees is warranted.

         The Company has located its operational headquarters at 6563 N.W. 6th Way, Suite 160, Fort Lauderdale Florida 33065. This location has been chosen to be in close proximity to its legal, accounting and investor relations functions. The Company maintains a virtual corporation concept where most of the individuals working under contract for the Company operate primarily out of their homes using computer hardware, software products, multiple telecom facilities, a dedicated and secure server, and extensive use of secure e-mail and the Internet. The Company believes that this form of conducting business will reduce operating expenses and effectively manage companies which have geographically dispersed personal. The Company has consultants and/or contractors located in Ottawa, Toronto, Florida and Hong Kong.

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

De Jong and Associates.

         In December 2000, the Company engaged de Jong and Associates an investor relations firm to interact with the Company's shareholders. de Jong and Associates is contracted for $5,000 per month and is reimbursed for out-of-pocket expenses. The agreement with de Jong was terminated in April, 2001

Facilities.

         The registered office of the Company is located at 101 Convention Center Drive, Suite 777, Las Vegas, Nevada 90109. The Company has located its operational headquarters at 6563 N.W. 6th Way Suite 160,Fort Lauderdale Florida 33065. The telephone number is 905.799.4784.

Currency and Exchange Rates.

         All monetary amounts disclosed in this Form 10-KB are, unless otherwise indicated, expressed in United States dollars.

Governmental Regulation.

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

Risk Factors.

         In any business venture, there are substantial risks specific to the particular enterprise. At a minimum, the Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproved venture, and will include those types of risk factors outlined below:

         1. Limited History of Operations and Reliance on Expertise of Certain Persons. The Company has been conducting business since 1997 and is subject to all the risk inherent in the creation of a new business. Since the Company has had limited record of operations, there is limited data at this time upon which to base an assumption that the Company's plans will prove successful. Accumulated Losses per the Financial Statements since inception, amount to $8,609,306. The management of the Company and the growth of the Company's business depends on certain key individuals who may not be easily replaced if they should leave the Company. Persons in management are currently devoting full-time toward the business of the Company.

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

         4. Business Competition. The business of developing and providing e-healthcare applications is relatively new, and therefore competition is relatively small at this time. There are however, a significant number of companies, particularly in the USA that offer healthcare information via the web. The Company has chosen to focus on the international expatriate market (business professionals and retirees living in a country other than their nation of citizenship), which numbers above 100 Million people. This focus was chosen because of a strong demand for e-healthcare products and services (including health insurance) and the relatively small supply of these services on an international basis.

         5. Need for Additional Capital. In order to initiate operations, the Company will have to raise additional capital for operations through the issuance of securities or loans. There is no assurance that the Company will be able to raise the additional capital.

         6. Rapid Technological Change. Need for New Products; Introduction of Competitive Products. The market for the Company's proposed services is characterized by rapidly changing technology and frequent new product introductions. Even if the Company's proposed e-commerce service gains initial acceptance, the Company's success will depend on, among other things, its ability to enhance its products and to develop and introduce new products and services that keep pace with technological developments, respond to evolving customer requirements and achieve continued market acceptance. There can be no assurance that the Company will be able to identify, develop, market, support or acquire new products or deploy new services successfully, that such new products or services will gain market acceptance, or that the Company will be able to respond effectively to technological changes or product announcements by competitors. Any failure by the Company to anticipate or respond adequately to technological developments and customer requirements or any significant delays in product development or introductions could result in a loss of market share or revenues.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

         The Company's officers provide their own office space at their own expense. The Company has located its operational headquarters at 6563 N.W. 6th Way Suite 160,Fort Lauderdale Florida.


ITEM 3. LEGAL PROCEEDINGS.

         There are no material legal proceedings to which the Company is subject to or which are anticipated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to the Shareholders during the fourth quarter of 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

         From January 1, 2001 to December 31, 2001 the Company' shares traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol "COII." Prior to August 24, 2001 the shares traded under the symbol "COSL". The symbol was changed in conjunction with an 8 for 1 reverse split. On October 25, 1999, the Company's shares were delisted from the Bulletin Board as a result of the Company's failure to file reports with the Securities and Exchange Commission (the "Commission") pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). On October 26, 1999, the Company's shares began trading in the "Pink Sheets" owned by the National Quotation Bureau. On August 1, 2000, the Company's shares traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol "COSL" Summary trading by quarter for the 2000, 1999 and 1998 fiscal years are as follows:

   Fiscal Quarter           High (1)    Low (1)

   2001 Fourth Quarter      $1.05          $0.25
        Third Quarter (2)   $1.04          $0.50
        Second Quarter      $0.15          $0.04
        First Quarter       $0.21          $0.08

   2000 Fourth Quarter      $0.35          $0.10
        Third Quarter       $0.85          $0.10
        Second Quarter      $0.30          $0.12
        First Quarter       $0.45          $0.15

   1999 Fourth Quarter      $0.43          $0.01
        Third Quarter       $3.00          $0.50
        Second Quarter      $3.93          $2.12
        First Quarter       $9.00          $1.50

   1998 Fourth Quarter      $2.63          $0.05
        Third Quarter       $3.00          $0.31
        Second Quarter      Not Listed
        First Quarter       Not Listed

[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

[2] During the third quarter of 2001 the Company executed an 8 for 1 reverse stock split. The figures for the third and fourth quarters reflect this split and have not been adjusted.

         At December 31, 2001, there were 3,380,510 common shares of the Company issued and outstanding.

         At December 31, 2001, there were 119 holders of record including common shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known by the Company.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

Liquidity and Capital Resources

         The Company maintains a cash balance in order to fulfill its financial commitments. The Company was in a liquid position at December 31, 2001, with cash of $5,285. This compares to a cash balance at December 31, 2000 of $59,182. The decrease in working capital realized during 2001 was the result of the shift in company focus to complete its e-commerce platform.

         Current assets decreased from $287,187 at December 31, 2000, to $5,285 in December 31, 2001. This decrease was mainly due to the purchase of an additional 20% of the stock of its subsidiary TeleMedica Group.Com, Inc. Current liabilities at December 31, 2000 were $922,607 and $961,278 at December 31, 2001. The overall increase of 4% was the result of a decrease in accounts payable of. $83,340 and increases in funds due directors of 71,531 and an increase in loans payable of $50,420.

         The Company had limited activity in the year 2001 and hence has received no revenues from operations. In the next 12 months, the Company will require approximately $1,000,000 to launch its Internet-based health insurance platform. The Company intends to obtain said funds from loans or the sale of additional shares of common stock. If the Company does not obtain additional funding, as needed, it may have to cease operations.

         There is no assurance that market conditions will continue to permit the Company to raise funds if required. The Company may issue more common shares at prices determined by the Board of Directors, possibly resulting in dilution of the value of common shares, and, given there is no preemptive right to purchase common shares, if a shareholder does not purchase additional common shares, the percentage share ownership in the Company will be reduced.

         Management has determined that consistent with the Company's business plan, part of its plan of operation for the next twelve months is to develop and launch the technological assets to support the proposed health insurance products and services to be offered by the Company. The estimated price of finalizing the development of this platform is approximately $1,000,000. $805,266 has been spent to date.

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

         The current plan of operations for the next twelve months includes the continued deployment of the health insurance business unit and the related web based platform. In addition, the development and deployment of at least one e-healthcare service to compliment the health insurance are planned, through acquisitions, mergers, or licensing with other partners.

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

         Robert Wilder, one of the founders of the Company held the position of Chief Executive Officer until his resignation on May 31, 2001. He has been retained as a consultant when required, to assist the Company with its business development.

Results of Operations

         The Company had no operating revenue during the year 2001 as it was concentrating on the further development e-commerce platform for its 95% owned subsidiary, TeleMedica Group.com, Inc.

Fiscal 2001 Compared to Fiscal 2000

         Revenues for the year ended December 31, 2001 were nil as compared revenues for December 31, 2000 of $1,862,270. The year 2001 nil revenue was based on a company decision to concentrate on the development of the e-commerce platform for the health insurance business of its subsidiary, TeleMedica Group.Com, Inc. Operating expenses during the year ended December 31, 2001 were $1,765,319 as compared to $1,815,234 in the year ended December 31, 2000. The majority of this expense was attributable to the development of the e-commerce platform for the health insurance business. The liability for consulting and sub contracting fees was reduced by $1,235,000 as the result of the issuance of 1,900,000 shares of common stock in the company. This has increased the paid in capital by $1,233,100


         The overall operating loss was a result of the expense of developing the health insurance platform which is not planned to generate revenue until June, 2002.

Effects of Inflation

         Inflation and changing prices have not and are not expected to have a significant effect on the Company's operations during the foreseeable future. Liquidity and Capital Resources

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are attached hereto as an Exhibit.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On May 4, 2002 the Company changed certifying accountants. There was no dispute with the Company's previous accounting firm, Grant Thornton. The Company's new certifying accountant is Marvin Seidman, CPA.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The name, age and position held by each of the directors and officers of the Company are as follows:

Name                     Age       Position Held

Geeta Naipaul-Denton     37        President and a member of the Board
                                   of Directors

Gary W. Evans            65        Vice President, Secretary-Treasurer,
                                   Chief Financial Officer
                                   and a member of the Board of
                                   Directors

Robert G. Jones          45        Chairman of the Board and a member of the
                                   Board of Directors


         All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the bylaws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.

Biographical Information:

Geeta Naipaul-Denton - President and a member of the Board of Directors. Ms. Naipaul-Denton has been a member of the Board of Directors since October 11, 2001. From May 1, 1999 to October 11, 2001, Ms. Naipaul-Denton was the Director of Communications for the Company. Since October 11, 2001, Ms. Naipaul-Denton has been the President and a member of the Board of Directors. As Director of Communications for the Company, Ms. Naipaul-Denton worked closely with Company executives, partners and suppliers to formulate and manage all corporate communications, public relations, investor relations, online strategy and identity programs for the Company and its strategic business units.

         Ms. Naipaul-Denton has held communications management positions with companies in the high tech sector for over 5 years. During this time, Ms. Naipaul-Denton has used her knowledge of business and online solutions to develop and implement communications strategies for a number of firms interested in building brand presence and market share in North America. In helping to transform traditional business into e-businesses, Ms. Naipaul-Denton has worked in a number of industry sectors from health care to wireless to logistics to professional Internet services. Ms. Naipaul-Denton has extensive experience working with large complex organizations in communications management positions. She has also worked on national and international projects.

         From August 1997 to May 1999, Ms. Naipaul-Denton was president of Naipaul Communications, developing and managing communications programs for a number of clients in the high tech sector. From August 1995 to July 1997, Ms. Naipaul-Denton was the Senior Manager of Communications for the Easter Seal Society (Ontario). Ms. Naipaul-Denton's responsibilities included the organization's re-positioning and branding strategy leading up to its 75th anniversary and leading the strategy that enabled it to become the first Canadian charity to accept real time donations on the World Wide Web. From September 1989 to August 1995, Ms. Naipaul-Denton was a Regional Communications Officer for the Canadian federal government, holding positions dealing with regional, national and ministerial programs. From August 1988 to May 1989, Ms. Naipaul-Denton worked with the merchant marketing department of one of Canada's "A" banks.

Naipaul-Denton graduated from the University of Toronto in 1988 with an honors degree in French, German and political science and is a member of the International Association of Business Communicators.

Gary W. Evans - Vice President, Secretary/Treasurer and a member of the Board of Directors.

         Mr. Evans is a founder, the Vice President, Secretary/Treasurer, Chief Financial Officer and a member of the Board of Directors since inception of the Company. Since 1997, Mr. Evans has worked full time as the Company Secretary and Vice President of Operations. Since October 1993, Mr. Evans has been an independent telecommunications consultant. From May 1990 to October 1993, Mr. Evans was a Corporate Director with Cantel, Inc. Cantel is a cellular network company in Canada. His responsibilities included standards, performance parameters for planning/system engineering and operations. From 1987 to 1990, Mr. Evans was the general operations manager with Bell Canada International in Saudi Arabia. His responsibilities included all aspects of operations including personnel, financial management, pre-sale support, customer configuration design, installation and in-service maintenance of PBX, key, facsimile and other telecommunication network hardware and service. From 1986 to 1987, Mr. Evans was the general operations manager of CTG Toronto. CTG is an international company that provides and services telecommunications switching equipment. From February 1985 to October 1986, Mr. Evans was a general manager of network operations with Bell Canada. From November 1982 to February 1985, Mr. Evans was director of operations with Northern Telecom Inc., Dallas, Texas. His responsibilities included financial management, installations, while providing direct support for new products, project management, material management, training centers and special engineering. From 1962 to 1982, Mr. Evans was employed in the operations department with Bell Canada. Mr. Evans graduated from Columbia University in 1983 with a Bachelor of Business Administration.


Robert G. Jones - A member of the Board of Directors

         Mr. Jones has been a member of the Board of Directors since the inception of the Company. From April 1999 to October 2001, Mr. Jones was the President of the Company. From January 1998 to April 1999, Mr. Jones was the Vice President of Sales and Marketing. From September 1974 to May 1976, Mr. Jones worked as a senior operator/software support at IBM in their operations group, of the VM 370 online environment. From June 1978 to May 1981, Mr. Jones worked as an engineer designing automated and manually assisted assembly operations at General Motors in their Windsor Trim Plant Operations and their Detroit Technical Center departments. From March 1985 to October 1997, Mr. Jones became a Vice President at Bell Canada. Mr. Jones' responsibilities included helping to establish customer focused operations systems, engineering support, and sales for large national and multi-national corporate customers, notably the banks and financial institutions. From May 1994 to December 1996, Mr. Jones became the managing director of marketing - national customers at the Stentor Alliance of Canadian Telephone companies. Mr. Jones' responsibilities included product development, product support, large corporate sales and the establishment of a technique to rapidly design and implement networking solutions for these national customers. From 1981 to 1985, Mr. Jones became a founding partner of Haljon Controls, Inc. Haljon is a Canadian company engaged in the design and deployment of fault tolerant, high reliability real time supervisory control and data collection systems for use in oil movement and storage applications and safety shutdown applications in the petroleum and petrochemical field. Mr. Jones graduated from the University of Waterloo, Canada in 1978 with a BASc. of Systems Engineering and from the University of Toronto, Canada in 1989 with an Executive MBA.

         The Company held its last annual meeting of shareholders on August 1, 2001.

         Mr. Evans and Ms Naipaul-Denton have devoted full time to the affairs of the Company since their employment.

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

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth the compensation paid by the Company from August 1, 1997 through December 31, 2001, for each officer and directors of the Company. This information includes the dollar value of base salaries, bonus awards and the number of stock options granted, and certain other compensation, if any.

                   SUMMARY COMPENSATION TABLE
(a)         (b)     (c)     (d)    (e)      (f)         (g)       (h)     (i)
                                 Other                Securities         All
Name and                         Annual   Restricted  Underlying         Other
Principal                        Compen-  Stock       Options/   LTIP    Compen-
Position    Year  Salary  Bonus  sation   Award(s)    SARs       Payouts sation
                   ($)     ($)    ($)      ($)         (#)        ($)     ($)

Geeta       2001   120,000                100,000
Naipaul-
Denton
President

Robert G.   2001   120,000   -      -      550,000
Jones       2000   120,000   -      -    1,200,000      -          -        -
            1999   120,000   -      -      500,001      -          -        -
            1998   100,000   -      -      501,438      -          -        -
            1997         -   -      -            -      -          -        -

Gary W.     2001   120,000   -      -      512,500
Evans       2000   120,000   -      -    1,200,000      -          -        -
Secretary   1999   120,000   -      -      500,001      -          -        -
            1998   100,000   -      -      501,438      -          -        -
            1997    75,000   -      -            -      -          -        -

Robert W.   2001   120,000   -      -      550,000
Wilder      2000   120,000   -      -      800,000      -          -        -
CEO         1999   120,000   -      -      500,001      -          -        -
            1998   100,000   -      -      502,563      -          -        -
            1997    75,000   -      -            -      -          -        -

         Ms Naipaul-Denton, Mr. Evans and Mr. Jones are owed a total of $151,574 in unpaid salaries and compensation. Such amount has been accrued as a debt of the Company. The Company anticipates paying the unpaid compensation in 2002. If the Company is unable to the compensation, they will be accrued as debt.

Geeta Naipaul-Denton  President 10/11/01       2001        $120,000
Robert Jones          President to October 11, 2001        $120,000
Gary Evans            Vice President           2001        $120,000

         The Company has entered into an employment agreement with Geeta Naipaul-Denton wherein the Company will pay Ms. Naipaul-Denton $120,000 per year as President of the Company. The employment agreement has a three year term.

         The Company had entered into an employment agreement with Robert Jones wherein the Company will pay Mr. Jones $120,000 per year as President of the Company. The employment agreement has a three year term. Mr. Jones resigned as president effective October 11, 2001

         The Company has entered into an employment agreement with Gary Evans wherein the Company will pay Mr. Evans $120,000 per year as Secretary of the Company. The employment agreement has a three year term.

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

Option/SAR Grants.

         The following grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to officers and/or directors:

                              Number of
                              Securities
                Number of     Underlying
                Securities    Options/SARs
                Underlying    Granted      Exercise      Number of
                Options       During Last  or Base       Options    Expiration
Name            SARs Granted  12 Months[1] Price ($/Sh)  Exercised  Date

Robert Jones      62,500         62,500       $0.80         -0-     12/31/2004
Gary Evans        62,500         62,500       $0.80         -0-     12/31/2004
Geeta Naipaul      3,750           -0-        $0.80         -0-     12/31/2002
Denton

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

         As of December 31, 2001, the Company had an authorized share capital of 100,000,000 common shares with a par value of $0.001 per share of which 3,380,510 shares were issued and outstanding.

         The following table sets forth, as of December 31, 2001, the beneficial shareholdings of persons or entities holding five percent or more of the Company's common stock, each director individually, each named executive officer and all directors and officers of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

                            Amount and
                            Nature of
Name and Address            Beneficial                              Percent
of Beneficial Owner         Owner            Position               of Class

Geeta Naipaul-Denton        100,000          President                  2.96%
                                             And Director

Gary W. Evans               555,000          Vice President            16.42%
                                             Secretary/Treasurer,

Robert G. Jones             550,000          Director                  16.27%

Robert Wilder               550,000          Shareholder               16.27%

Gavin Tyndale               300,000          Shareholder                8.87%

All officers, Directors                                                60.79%
and persons as a group.

         No arrangements exist which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On January 3, 1999, the Company entered into an employment agreement with Robert Jones wherein the Company will pay Mr. Jones $120,000 per year as Treasurer of the Company. He was appointed President in February 2000 and resigned in October 2001.

         On January 3, 1999, the Company entered into an employment agreement with Gary Evans wherein the Company will pay Mr. Evans $120,000 per year as Secretary Treasurer of the Company. The employment agreement has a three year term.

         On October 11, 2001, the Company entered into an employment agreement with Geeta Naipaul-Denton wherein the Company will pay Ms Naipaul-Denton $120,000 per year as President of the Company. The employment agreement has a three year term.


Unregistered Securities Issued in 2001.

         On January, 9 2001, 160,000 common shares were issued in exchange for services to a non-related party at an issue price of $0.10 per share. There was no cash consideration and the $16,000 has been charged as compensation and included in operating expenses on the statement of operations. $160 being the par value, was credited to share capital and $15,840 was credited to additional paid in capital

         On April 4, 2001, 3,000,000 common shares were issued in exchange for 20% interest in TeleMedica Group,com, Inc. with a cash value of $228,000. $3,000 being the par value, was credited to share capital and $225,000 was credited to additional paid in capital

         On April 18, 2001, 180,000 common shares were issued in exchange for services to a non-related party at an issue price of $0.12 per share. There was no cash consideration and the $21,600 has been charged as compensation and included in operating expenses on the statement of operations. $180 being the par value, was credited to share capital and $21,420 was credited to additional paid in capital

         On July 3, 2001, 155,000 common shares were issued in exchange for services to a non-related parties at an issue price of $0.10 per share. There was no cash consideration and the $15,500 has been charged as compensation and included in operating expenses on the statement of operations. $155 being the par value, was credited to share capital and $15,444 was credited to additional paid in capital

       On August 31, 2001, the Company passed a resolution to have a 8 to 1 reverse split on the common shares. The 10,888,032 common shares issued were reduced to 1,480,510 common shares with par value of $0.001 each.


         On October 11, 2001, 1,900,000 common shares were issued for fees owed to officers, directors and consultants at an issue price of $0.65 per share. There was no cash consideration and the $1,235,000 has been charged as a credit against accounts payable and the accrued liabilities on the consolidated balance sheet. $1,900 being the par value, was credited to share capital and $1,233,100 was credited to additional paid in capital.

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Reports on Form 8-K

         The Company has not filed any reports on Form 8-K during the fourth quarter of 2001.

(b)      Exhibits

         The following documents are incorporated herein by reference from the Registrant's Form 10SB Registration Statement (SEC File #000-28015) and all amendments thereto, which was filed with the Securities and Exchange Commission and all exhibits thereto:

Exhibit
Number    Description

3.1       Initial Articles of Incorporation, as filed August 1, 1997.
3.2       Bylaws.
3.3 Articles of Amendment to the Articles of Incorporation, as filed on August 23, 1997.
3.4 Articles of Amendment to the Articles of Incorporation, as filed on November 20, 1998.
10.1 Associate Agreement between World Telehealth Corporation and the Company.
10.2 Management Agreement between World Telehealth Corporation and the Company.
10.3 Addendum Agreement between World Telehealth Corporation and the Company.
10.4      Associate Agreement between TeleMedica Group and the Company.
10.5      Agreement with BNT, Inc.
99.1      Gary W. Evans Employment Agreement.
99.2      Robert G. Jones Employment Agreement.
99.4      Consulting Agreement with Lexxus Capital Corp.
99.5      1999 Non-Qualified Stock Option Plan.
99.6      1999 Qualified Stock Option Plan.
99.7      2001 Geeta Naipaul-Denton Employment Agreement

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of May, 2002.

                            COI SOLUTIONS, INC.
                            (Registrant)

                       BY:  /s/ Geeta Naipaul-Denton
                            ------------------------
                            Geeta Naipaul-Denton
                            President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

SIGNATURES                    TITLE                               DATE

/s/ Geeta Naipaul-Denton      President                       May 8, 2002
Geeta Naipaul-Denton          and Member of the Board
                              of Directors

/s/ Gary W. Evans             Vice President,                 May 8, 2002
Gary W. Evans                 Secretary/Treasurer,
                              and Member of the Board
                              of Directors

/s/ Robert G. Jones
Robert G. Jones               Member of the Board             May 8, 2002
                              of Directors

                                                             COI SOLUTIONS, INC.
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                     (Expressed in U.S. dollars)
                                                               December 31, 2001

CONTENTS

                                                                            PAGE
                                                                            ----

Report of Independent Accountants. Year End December 31, 2000                 1

Report of Independent Accountants . Year End December 31, 2001                2

Consolidated Balance Sheet                                                    3

Consolidated Statement of Operations                                          4

Consolidated Statement of Shareholders' Equity                                5

Consolidated Statement of Cash Flows                                          6

Notes to the Consolidated Financial Statements                                7

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

Grant Thornton                                             Chartered Accountants
Markham, Canada
April 5, 2001

Marvin B. Seidman, CPA
Certified Public Accountant
8501 S.W. 29th Street
Miami, Florida  33155
(305) 221-8271

INDEPENDENT AUDITOR'S REPORT


The Board of Directors
COI Solutions, Inc.
Fort Lauderdale, Florida

I have audited the consolidated balance sheet of COI Solutions, Inc. as of December 31, 2001, and the related consolidated statements of operations and statement of change in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the management of COI Solutions, Inc. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COI Solutions, Inc. as of December 31, 2001, and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 (b) to the consolidated financial statements, the Company has suffered recurring net losses and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 1 (b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Marvin B. Seidman, CPA

Certified Public Accountant

May 8, 2002

================================================================================

COI SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEET
December 31                                              2001           2000
--------------------------------------------------------------------------------
ASSETS
Current
   Cash                                              $     5,285    $    59,182
   Prepaid                                                    --        228,000
                                                     ------------   ------------
                                                           5,285        287,182
Prepaids                                                 177,000         61,080
Deferred system development costs                        902,286        902,286
Goodwill, net of amortization of $46,501                 182,187        141,491
                           (2000 $4,879)
Investment (Note 4)                                            1              1
                                                     ------------   ------------

                                                     $ 1,266,758    $ 1,392,040
                                                     ============   ============

LIABILITIES
Current
   Accounts payable and accrued liabilities (Note 5) $   682,504    $   765,844
   Due to directors (Note 6)                             151,574         80,043
   Loans payable (Note 7)                                127,200         76,780
                                                     ------------   ------------
                                                         961,278        922,667
                                                     ------------   ------------

Minority interest (Note 8)                                18,542        182,103

SHAREHOLDERS' EQUITY
Capital stock (Note 9)                                     3,381          8,373
Additional paid in capital                             8,892,863        140,763
Deficit                                               (8,609,306)    (6,861,866)
                                                     ------------   ------------
                                                         286,938       (287,270)
                                                     ------------   ------------

                                                     $ 1,266,758    $ 1,392,040
                                                     ============   ============

--------------------------------------------------------------------------------
Commitment (Note 14)


        See accompanying notes to the consolidated financial statements.

================================================================================
COI SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Year Ended December 31                     2001           2000           1999
--------------------------------------------------------------------------------

Revenue                                 $        --   $ 1,186,270   $ 1,941,001
                                        ------------  ------------  ------------

Expenses
   Bad debts                                     --         6,702     1,650,000
   Consulting fees                          320,108       923,354     2,443,927
   Management fees                          390,000       334,968       214,000
   Professional fees                         57,048        74,040        63,184
   Subcontractors                           485,158       324,879       783,868
   Administrative                           471,382       146,412     2,375,350
   Goodwill amortization                     41,623         4,879            --
                                        ------------  ------------  ------------
                                          1,765,319     1,815,234     7,530,329
                                        ------------  ------------  ------------

Loss before minority interest            (1,765,319)     (628,964)   (5,589,328)

Minority interest                            17,879        54,107            --
                                        ------------  ------------  ------------

Net loss                                $(1,747,440)  $  (574,857)  $(5,589,328)
                                        ============  ============  ============

--------------------------------------------------------------------------------
Net loss per share, basic and diluted
   (Note 11)                            $     (0.98)  $     (0.77)  $    (12.03)
                                        ============  ============  ============

--------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.

=======================================================================================================
COI SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Year Ended December 31, 2001
-------------------------------------------------------------------------------------------------------
                                         Common Stock          Additional                    Total
                                 --------------------------     Paid in     Accumulated      Equity
                                    Shares        Amount        Capital       Deficit      (Deficiency)
                                 ------------  ------------   ------------  ------------   ------------


December 31, 1998                  2,700,192         2,700        825,550      (697,681)       130,569

Stock options (Notes 10)                  --            --      2,149,612            --      2,149,612

Issue of shares (Note 9(a))        1,220,000         1,220      2,731,580            --      2,732,800

Issue of shares (Note 9 (b))         138,000           138        308,982            --        309,120

Issue of shares (Note 9 (c))         440,350           440        205,560            --        206,000

Net loss 1999                             --            --             --    (5,589,328)    (5,589,328)
                                 ------------  ------------   ------------  ------------   ------------

December 31, 1999                  4,498,542         4,498      6,221,284    (6,287,009)       (61,227)

Stock options (Note 10)                   --            --        127,654            --        127,654

Issue of shares (Note 9(d))        2,200,000         2,200        393,800            --        396,000

Issue of shares (Note 9(e))          775,000           775        192,975            --        193,750

Issue of shares (Note 9(f))          800,000           800        186,400            --        187,200

Issue of shares (Note 9(g))          100,000           100         18,650            --         18,750

Net loss 2000                             --            --             --      (574,857)      (574,857)
                                 ------------  ------------   ------------  ------------   ------------

December 31, 2000                  8,373,542   $     8,373    $ 7,140,763   $(6,861,866)   $   287,270

Issue of shares (Note 9(h))          160,000           160         52,440            --         53,100

Issue of shares (Note 9(i))        3,000,000         3,000        225,000            --        228,000

Issue of shares (Note 9(j))          180,000           180         21,420            --         21,600

Issue of shares (Note 9(k))          155,000           155         15,444            --         15,500

Reverse stock split(Note(9(l))   (10,888,542       (10,387)        10,387            --             --
                                 ------------  ------------   ------------  ------------   ------------
                                   1,480,510         1,481      7,428,755     6,861,866        568,370


Issue of shares  (Note 9(m))       1,900,000         1,900      1,233,100                    1,235,000

Stock options (Note 10)                                           231,008                      231,008

Net loss 2001                                                                (1,747,440)    (1,747,440)
                                 ------------  ------------   ------------  ------------   ------------

December 31, 2001                  3,380,510   $     3,381    $ 8,892,863   $(8,609,306)   $   286,938
                                 ============  ============   ============  ============   ============

-------------------------------------------------------------------------------------------------------


        See accompanying notes to the consolidated financial statements.

================================================================================================
COI SOLUTIONS, INC.
STATEMENT OF CONSOLIDATED CASH FLOWS
Year Ended December 31                                    2001          2000            1999
------------------------------------------------------------------------------------------------
Cash derived from (applied to)

   Operating
       Net loss                                       $(1,747,440)   $  (574,857)   $(5,589,328)
       Adjustments to reconcile net loss to net
       cash from continuing operation
           Goodwill amortization                           41,623          4,879             --
           Services for stock                           1,519,108        923,354      4,581,394
           Minority interest                              (17,879)       (54,107)            --
       Changes in
           Accounts receivable                                 --        154,702         59,989
           Prepaids                                       112,080        (14,000)            --
           Deferred system development costs                   --        (89,341)            --
           Accounts payable and accrued liabilities       (83,340)       224,691        381,564
           Advances from directors                         71,531         21,924            120
                                                      ------------   ------------   ------------
       Net cash provided by (used in) operating
           activities                                    (104,317)       597,245       (566,261)
                                                      ------------   ------------   ------------

   Financing
       Issue of common shares                             228,000             --        816,138
       Proceed from loan                                   50,420         30,000             --
       Bank indebtedness                                       --             --         (6,612)
                                                      ------------   ------------   ------------
       Net cash provided by financing activities          278,420         30,000        809,526
                                                      ------------   ------------   ------------

   Investing
       Acquisition of TeleMedica Group.com, Inc.
           (Note 3)                                      (228,000)      (811,328)            --
       Change in loan receivable                               --        242,500       (242,500)
                                                      ------------   ------------   ------------
       Net cash used in investing activities             (228,000)      (568,828)      (242,500)
                                                      ------------   ------------   ------------

Net increase (decrease) in cash during the year           (53,897)        58,417            765

Cash, beginning of year                                    59,182            765             --
                                                      ------------   ------------   ------------

Cash, end of year                                     $     5,285    $    59,182    $       765
                                                      ============   ============   ============

------------------------------------------------------------------------------------------------


        See accompanying notes to the consolidated financial statements.

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
--------------------------------------------------------------------------------

1.       NATURE OF OPERATIONS AND GOING CONCERN

(a)      NATURE OF OPERATIONS

COI Solutions, Inc. was incorporated in Nevada August 1, 1997. The Company builds electronic business solutions for global organizations based on a `community of interest' principle. The Company's prime focus is developing network based applications for the delivery of healthcare services.

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

(b)      GOING CONCERN

As of December 31, 2001, the company has experienced a cumulative loss of $8,609,306. These losses are mainly due to grants of capital stock and stock options being issued to providers of services at a consideration below the current market price as well as a large provision for bad debts on its major consulting contracts in 1999.

Management's plans to limit future losses are as follows:

i)       To finalize the e-commerce platform for the global insurance business.

ii) To finalize an acquisition that would generate revenue for the company within 30 days of completion of the acquisition.

iii) To not issue a large number of shares or stock options at a consideration below the current market price.

iv) To continue to control overhead expenses and ensure that all contract services provided to the company are charged directly to, and billed to, specific contracts.

These consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate because management believes that the action already taken, or planned, will support the validity of the going concern assumption used in preparing these consolidated financial statements.

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
--------------------------------------------------------------------------------

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

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
--------------------------------------------------------------------------------

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

DEFERRED SYSTEM DEVELOPMENT COSTS

Deferred system development costs are recorded at cost. The cost will be amortized on a straight line basis over a 3 year period when TMG commences operation.

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

3.       ACQUISITION

Effective April 4, 2001, the company acquired an additional 20% equity interest in TeleMedica Group .Com, Inc. (TMG) bringing their total equity interest to 95% The total consideration for the purchase was $228,000. The consideration was settled through the issue of 3,000,000 shares of capital stock of COi Solutions, Inc. with a market value of $228,000. TMG is a Nevada corporation and is in a development stage. Its primary operation will be providing global electronic healthcare services via the Internet. The Company was under contract with TMG to build the company, including its business plan, operations and e-commerce strategy

The acquisition was accounted for by the purchase method of accounting. Accordingly, the result of operation of TMG at the acquisition date is included in the accompanying consolidated financial statements. The purchase price has been allocated to the assets acquired and liabilities assumed based on the fair market value at the date of acquisition. The purchased goodwill is being amortized on a straight line basis over its estimated useful life of 5 years.

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
--------------------------------------------------------------------------------

4.       INVESTMENT

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

--------------------------------------------------------------------------------

5.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES        2001         2000
                                                       ---------    ---------

Accounts payable
   Trade                                               $269,714     $276,904
   Management fees (Note 14)                            177,000      409,000
   Management expense                                   192,790       36,530
                                                       ---------    ---------
                                                        639,504      722,434
Accrued liabilities
   Professional fees                                     25,000       29,000
   Other                                                 18,000       14,410
                                                       ---------    ---------
                                                       $682,504     $765,844
                                                       =========    =========

6.       DUE TO DIRECTORS

Directors have advanced funds for operating expenses amounting to $151,574 (2000
- $80,043). The loans are unsecured, interest free and it is expected they will be repaid within one year.

--------------------------------------------------------------------------------

7.     LOANS PAYABLE                                      2001        2000
                                                       ---------    ---------

Loan payable                                           $127,200     $ 30,000
Due to minority shareholder                                   -       46,780
                                                       ---------    ---------

                                                       $127,200     $ 76,780
                                                       =========    =========

The loans payable bear average interest at 10%, are unsecured and are due on demand.

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
--------------------------------------------------------------------------------

8.       MINORITY INTEREST                                2001         2000
                                                      ----------    ----------
   Common share                                       $  57,000    $  285,000
   Deficit                                              (38,458)     (102,897)
                                                      ----------   -----------

                                                      $  18,542    $  182,103
                                                      ==========   ===========

--------------------------------------------------------------------------------

9.      CAPITAL STOCK                                     2001          2000
                                                       ----------    ----------

Authorized:
   100,000,000 Common shares with a par value of $0.001

Issued:
   3,380,510 Common shares (2000-1,046,693 note(9 (l)) $   3,381     $   8,373
                                                       ==========    ==========

a) On April 7, 1999, 1,220,000 Common shares were issued to non-related parties at an issue price of $2.24 per share. The shares were recorded at a total consideration of $2,732,800 (1,220,000 X 2.24). The shares have been issued for a cash consideration of $610,000 and the balance of $2,122,800 has been recorded as administrative expense and included in the statement of operations. The company was required to issue these shares at a discount to market value in order to raise capital to sustain operations.

b) On April 8, 1999, 138,000 Common shares were issued in exchange for services to non-related parties at an issue price of $2.24 per share. The shares were issued at a total consideration of $309,120 (138,000 X 2.24). The shares were issued for a cash consideration of $138 and the balance of $308,982 has been recorded as consulting fees and included on the statement of operations.

c) On December 15, 1999, 440,350 Common shares were issued for a cash consideration of $206,000.

d) On July 5, 2000, 2,200,000 restricted common shares were issued as compensation to the officers of the company with a market value of $396,000 (2,200,000 X $0.18). There was no cash consideration and the $396,000 has been charged as compensation and included in the operating expenses on the statement of operations. $2,200 being the par value of the shares, was credited to share capital and $393,800 was credited to additional paid in capital.

e) On September 27, 2000, 775,000 common shares were issued in exchange for services to non-related parties at an issued price of $0.25 per share. There was no cash consideration and the $193,750 has been charged as compensation and included in the operating expenses on the statement of operations. $775 being the par value of the shares, was credited to share capital and $192,975 was credited to additional paid in capital.

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
--------------------------------------------------------------------------------

CAPITAL STOCK (continued)

f) On October 26, 2000, 800,000 common shares were issued in exchange for services to non-related parties at an issued price of $0.2344 per share. There was no cash consideration and the $187,200 has been charged as compensation and included in the operating expenses on the statement of operations. $800 being the par value of the shares, was credited to share capital and $186,400 was credited to additional paid in capital.

g) On November 3, 2000, 100,000 common shares were issued in exchange for services to a non-related party at an issue price of $0.1875 per share. There was no cash consideration and the $18,750 has been charged as compensation and included in operating expenses on the statement of operations. $100 being the par value, was credited to share capital and $18,650 was credited to additional paid in capital


h) On January, 9 2001, 160,000 common shares were issued in exchange for services to a non-related party at an issue price of $0.10 per share. There was no cash consideration and the $16,000 has been charged as compensation and included in operating expenses on the statement of operations. $160 being the par value, was credited to share capital and $15,840 was credited to additional paid in capital

i) On April 4, 2001, 3,000,000 common shares were issued in exchange for 20% interest in TeleMedica Group,com, Inc. with a cash value of $228,000. $3,000 being the par value, was credited to share capital and $225,000 was credited to additional paid in capital

j) On April 18, 2001, 180,000 common shares were issued in exchange for services to a non-related party at an issue price of $0.12 per share. There was no cash consideration and the $21,600 has been charged as compensation and included in operating expenses on the statement of operations. $180 being the par value, was credited to share capital and $21,420 was credited to additional paid in capital

k) On July 3, 2001, 155,000 common shares were issued in exchange for services to a non-related parties at an issue price of $0.10 per share. There was no cash consideration and the $15,500 has been charged as compensation and included in operating expenses on the statement of operations. $155 being the par value, was credited to share capital and $15,444 was credited to additional paid in capital

l) On August 31, 2001, the Company passed a resolution to have an 8 to 1 reverse split on the common shares. The 10,888,032 common shares issued were reduced to 1,480,510 common shares with par value of $0.001 each.

m) On October 11, 2001, 1,900,000 common shares were issued in exchange for fees owed to directors, consultants at an issue price of $0.65 per share. There was no cash consideration and the $1,235,000 has been charged as credit against accounts payable and accrued liabilities on the consolidated balance sheet. $1,900 being the par value, was credited to share capital and $1,233,100 was credited to additional paid in capital

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
--------------------------------------------------------------------------------

10.      STOCK OPTIONS

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

On March 9, 1999 the company granted 1,500,000 of these options to its officers that are accounted for under APB Opinion 25 and related interpretations. These options vested on July 6, 1999 and expire December 31, 2001. They were granted at an exercise price of $0.50 per share when the quoted market price was $1.50 per share. The exercise price is below the market price and accordingly a compensation expense is recognized. These options were recorded as consulting fees totaling $1,500,000 for the year ended December 31, 1999.

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

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
--------------------------------------------------------------------------------

10.      STOCK OPTIONS (continued)

During 2001, the Company granted 286,885 options, (post reversal per note 11 l) in exchange for services, that are accounted for under SFAS no. 123 "Accounting for Stock-Based Compensation". The standard contains a fair value based method for valuing stock-based compensation that entities may use, and measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Consulting options were granted at prices from $0.80 to $4.00 and expire from December 31, 2001 to December 31, 2004. Consulting fees totaling $231,008 was recognized for the year ended December 31, 2001 in connection with these options.(2000-Nil, 1999-127,654)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 2001: dividend yield of 0%; risk free interest rate of 6.24%; volatility of 60% for 2001; and expected lives of 2.32 years.

A summary of the status of the 2001 plan as of December 31, 2000, is presented below:

                                                        Shares     Weighted Avg.
                                                      ---------    ------------

Outstanding, beginning of year                         340,490     $      5.12
Granted                                                286,885              --
Exercised                                                   --              --
Forfeited                                             (188,125)             --
                                                      ---------    ------------

Outstanding, end of year                               439,250     $      1.21
                                                      =========    ============

The following table summarizes information about options outstanding and exercisable at December 31, 2001:

                       Options Outstanding and Exercisable
--------------------------------------------------------------------------------
Range of
Exercise                   Number             Remaining           Weighted Avg.
Prices                Outstanding      Contractual Life          Exercise Price
------                -----------      ----------------          --------------

$0.80                    309,385            2.16 years           $         0.80
$1.00                     74,865            2.00 years           $         1.00
$1.20                      3,750            3.00 years           $         1.20
$4.00                     51,250            1.44 years           $         4.00
                    -------------
                         439,250
                    =============

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
--------------------------------------------------------------------------------

11.      LOSS PER SHARE

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

There were stock options outstanding to purchase 439,250 shares of common stock which were not included in the computation of diluted loss per share because to do so would be antidilutive.

Basic weighted average shares outstanding for the year were 1,706,140 (2000 - 742,463, 1999 - 464,528).

--------------------------------------------------------------------------------

12.      INCOME TAXES

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:

                                                        2001            2000
                                                        ----            ----

Statutory tax (benefit) provision                  $   (768,874)   $   (252,937)
Non-deductible expenses                                 668,407         406,276
(Decrease) increase in valuation allowance             (100,467)       (153,339)
                                                   -------------   -------------

                                                   $         --    $         --
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

The tax effect of temporary differences that give rise to deferred income taxes is as follows:

                                                       2001            2000
                                                       ----            ----
Deferred tax assets
    Net operating loss carryforwards               $    425,061    $    324,720
    Valuation allowance                                (425,061)       (324,720)
                                                   -------------   -------------

                                                   $         --    $         --
                                                   =============   =============

At December 31, 2000, the Company had approximately $966,049 of net operating loss carryforwards which will expire as follows: 2007 - $737,717, 2009 - $228,332.

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
--------------------------------------------------------------------------------

13.      RELATED PARTY TRANSACTIONS

During the year the Company had the following related party transactions:

                                                             2001       2000
                                                             ----       ----

Management fee and auto allowance paid to directors
    and shareholders of the Company (Note 14)               287,550      383,400
Consulting fees paid to individuals who are directors
    and shareholders of the Company                              --      396,000
Subcontracting fees paid to a director and shareholder
    of the Company                                               --      242,500

--------------------------------------------------------------------------------

14.      COMMITMENTS

The Company has officer agreements with three individuals who are directors and shareholders of the Company. The agreements expires January 3, 2002. According to the agreements, each officer is entitled to fixed remuneration of $120,000 per annum plus automobile allowance of $650 per month, plus reimbursement of fuel expenses generated by the use of the automobile on behalf of the Company.