Form 10QSB
period 2002-03-31
COI SOLUTIONS INC
filed 2002-05-21
CIK 1075773

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending March 31, 2002

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 0-28015
                       -------

                               COI SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

         Nevada                                              86-0884116
         ------                                              ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                                6563 N.W. 6th Way
                                    Suite 160
                          Fort Lauderdale Florida.33065
                    (Address of principal executive offices)

Registrant's telephone number including area code: (905) 799.4784
                                                    ---

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

Yes [ X ] No [   ]

The number of common shares without par value outstanding on March 31, 2002 was 3,380,510 shares.

COI SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
                                                      MARCH, 31     December, 31
Unaudited                                               2002            2001
--------------------------------------------------------------------------------
ASSETS
Current
     Cash                                           $     2,490     $     5,285
     Prepaid                                                 --              --
                                                    ------------    ------------
                                                          2,490           5,285

Prepaids                                                177,000         177,000
Deferred system development costs                       902,286         902,286
Goodwill, net of amortization of $56,908                171,780         182,187
Investment                                                    1               1
                                                    ------------    ------------
                                                    $ 1,253,557     $ 1,266,758
                                                    ============    ============

LIABILITIES
Current
     Accounts Payable and accrued liabilities       $   770,990     $   682,504
     Due to directors                                   151,574         151,574
     Loans payable                                      127,200         127,200
                                                    ------------    ------------
                                                      1,049,764         961,278
                                                    ------------    ------------
Minority interest                                        18,542          18,542

SHAREHOLDERS' EQUITY
Capital stock (Note 2)                                    3,381           3,381
Additional paid in capital                            8,892,863       8,892,863
Deficit                                              (8,710,993)     (8,609,306)
                                                    ------------    ------------
                                                        185,251         286,938
                                                    ------------    ------------
                                                    $ 1,253,557     $ 1,266,758
                                                    ============    ============

See accompanying notes to the consolidated financial statements.

COI SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ending March 31                        2002               2001
--------------------------------------------------------------------------------

Revenue                                        $         --        $         --
                                               -------------       -------------

Expenses
     Management fees                                 30,000              90,000
     Professional fees                                6,500              31,900
     Consulting                                      46,650               9,600
     Administrative                                   8,130              17,872
     Goodwill amortization                           10,407               7,318
                                               -------------       -------------
                                                    101,687             156,690
                                               -------------       -------------

Net earnings (Loss)
     before minority interest                  $   (101,687)           (156,690)

Minority interest                                        --              42,088
                                               -------------       -------------

Net earnings (loss)                            $   (101,687)       $   (114,602)
                                               =============       =============

Net earning (loss) per share
     basic                                     $      (0.03)       $      (0.01)
                                               =============       =============

Weighted average shares
     basic                                     $  3,380,510        $  8,517,542
                                               -------------       -------------
     diluted                                      3,819,760          11,241,464
                                               -------------       -------------

 See accompanying notes to the consolidated financial statements

COI SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Three Months Ending March 31                               2002          2001
--------------------------------------------------------------------------------

Cash flows from (applied to)

     OPERATING
            Net earnings (loss)                          $(101,687)   $(114,602)
            Services for stock                                  --        9,600
            Goodwill amortization                           10,407        7,318
            Minority interest                                   --      (42,088)

     Changes in
            Accounts payable and accrued liabilities        88,485      149,043
                                                         ----------   ----------
                                                             2,795        9,271
                                                         ----------   ----------

FINANCING
            Advance from directors                              --       20,603
                                                         ----------   ----------

INVESTING
            Deferred system development costs                   --      (81,905)
                                                         ----------   ----------

Net increase (decrease) in cash during the year             (2,785)     (52,031)

Cash, beginning of period                                    5,285       59,182
                                                         ----------   ----------

Cash, end of period                                      $   2,490    $   7,151
                                                         ----------   ----------

See accompanying notes to the consolidated financial statements.

COI SOLUTIONS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2002
--------------------------------------------------------------------------------

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in THE COMPANY'S annual consolidated financial statements and footnotes thereto. For further information, refer to the financial statements and related footnotes for the year ended December 31, 2001 included in THE COMPANY'S Annual Report on Form 10-KSB

INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. There are no income taxes for the current period as THE COMPANY has approximately $1,067,700 of net operating loss carryforwards, which expires between 2007 to 2010. The realization of the tax loss carryforward is contingent upon certain facts and circumstances, therefore the Company may not be able to realize the net operating loss carryfoward.

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

There were stock options outstanding at March 31, 2002 to purchase 439,250 of common stock December 31, 2001 - 439,250

Basic weighted average shares outstanding for the period were 3,380,510 December 31,2001 - 3,380,510. Diluted average shares outstanding for the period were 3,819,760 December 31, 2001 - 3,819,760. The stock options were not included in the compilation of diluted earnings per share because to do so would be antidilutive.

2.       CAPITAL STOCK

No capital stock or options were issued in the period.

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

For the quarter ended March 31, 2002, THE COMPANY continued its plan of directing its efforts in the e-health industry with special focus on global expatriates. The Company continued to build the infrastructure and develop web based platforms that will allow for processes associated with product development, administration, distribution and management of life, health and other related insurance products. The Company direction includes the continued development of a separate administrative unit that will result in a significant reduction of the overall cost at the provider end while increasing revenue to the company owned administrative unit. Applications are scheduled for product launch in the third quarter of 2002 with revenue also planned in the same quarter.

SALES

The company's efforts are directed at the development of e-healthcare web based systems and there is no revenue in the current period. The systems under development are planned to be operational in the third quarter of the year 2002. Revenue is planned in the third quarter.

COSTS AND EXPENSES

Expenses for the quarter ended March 31, 2002 were $101,687, compared to $156,690 for the same period of 2001, a decrease of 35%. The decrease was mainly due to the reduction in management and professional fees of $85,000. in the consolidated condensed statements.

FINANCIAL CONDITION AND LIQIDITY

As of March 31, 2002, THE COMPANY had $2,490 of cash. Until the insurance project that is targeted to be launched in the third quarter, THE COMPANY'S sources of funds will be from outside investors. Future funds required to carry out management's plans are expected to be derived from the revenue generated via the insurance projects, shareholder loans and future issues of capital stock. There can be no assurance that THE COMPANY will be successful in executing its plans.

                                     PART II

Item 1.  Legal Proceedings

None.

Item 2.  Change in Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Under Item 5 add:

Change in Registrant's Certifying Accountant

         On May 4, 2002 the Board of Directors of the Company informed its certifying accounts, Grant Thornton and Company LLP, that the Company would instead be using Marvin B. Seidman, CPA as its certifying accountants.

         In the past fiscal year Grant Thornton and Company included a "going concern" opinion in their audit report. There were no disagreements with the former accountants

         The Company has subsequently engaged Marvin B. Seidman, CPA as the Company's certifying accountant.

None.

Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K have been filed for the period ended MARCH 31, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, THE REGISTRANT has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated this 17th day of May, 2002.

                                                     COI SOLUTIONS, INC.

                                                BY: /s/ GEETA NAIPAUL-DENTON
                                                    ------------------------
                                                    GEETA Naipaul Denton,
                                                    President and a Member
                                                    of the Board of Directors