Form 10QSB
period 2002-06-30
COI SOLUTIONS INC
filed 2002-08-28
CIK 1075773

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ending June 30, 2002

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

                                6365 N.W. 6th Way
                                    Suite 160
                          Fort Lauderdale Florida.33065
                    (Address of principal executive offices)

Registrant's telephone number including area code: 954.252.2252

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

The number of common shares without par value outstanding on June 30, 2002 was 4,768,010 shares.


COI SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                                  Three Month Period Ended       Six Month Period Ended
                                         June 30                        June 30
                                  2002            2001           2002           2001
------------------------------------------------------------------------------------------
Revenue                      $         --    $         --    $         --    $         --
                             -------------   -------------   -------------   -------------

Expenses
   Bad debts                           --              --              --              --
   Management fees                 30,000          90,000          60,000         180,000
   Professional fees               42,000           6,874          48,500          38,774
   Consulting                     160,000          10,800         206,650          20,400
   Good will amortization          10,407          13,679          20,814          20,997
   Administrative                 111,786          28,361         119,916          46,233
                             -------------   -------------   -------------   -------------
                             $    354,193    $    149,714    $    455,880    $    306,404
                             =============   =============   =============   =============

Net earnings (loss)          $   (354,193)   $   (149,714)   $   (455,880)   $   (306,404)
  before minority interest

Minority interest                      --           9,000              --          51,088
                             -------------   -------------   -------------   -------------

NET EARNINGS (LOSS)          $   (354,193)   $   (140,714)   $   (455,880)   $   (255,316)

1Net earnings (loss)         $      (0.10)   $      (0.01)   $      (0.13)   $      (0.02)
per share                              --              --              --              --

Weighted average shares
   basic                        3,716,899      11,713,452       3,548,704      10,115,452
                             -------------   -------------   -------------   -------------
   diluted                      4,050,454      14,421,374       4,019,054      12,831,374
                             =============   =============   =============   =============

See accompanying notes to the condensed financial statements.

COI SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)                                          JUNE 30        December 31
                                                        2002               2001
-------------------------------------------------------------------------------
ASSETS
Current
   Cash                                             $    39,525     $     5,285
   Prepaid                                                   --              --
                                                    ------------    ------------
                                                         39,525           5,285
Prepaids                                                177,000         177,000
Deferred system development costs                       902,286         902,286
Goodwill, net of amortization of $25,876                161,373         182,187
Investment                                               67,315               1
                                                    ------------    ------------
                                                    $ 1,280,185     $ 1,266,758
                                                    ============    ============

LIABILITIES
Current
   Accounts payable and accrued liabilities         $   632,719     $   682,504
   Due to directors                                     161,616         151,574
   Loans payable                                        160,000         127,200
                                                    ------------    ------------
                                                        954,335         961,278
                                                    ------------    ------------

Minority Interest                                        18,542          18,542

SHAREHOLDERS' EQUITY
Capital stock                                             4,768           3,381
Additional paid in capital                            9,367,726       8,892,863
Deficit                                              (9,065,186)     (8,609,306)
                                                    ------------    ------------
                                                        307,308         286,938
                                                    ------------    ------------

                                                    $ 1,280,185     $ 1,266,758
                                                    ============    ============

See accompanying notes to the condensed financial statements.


COI SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                      December 31
Six Months Ending June 30                                  2002           2001
----------------------------------------------------------------------------------
Cash flows from (applied to)

   OPERATING
       Net earnings (loss)                             $  (455,880)   $(1,747,440)
       Services for stock                                  201,250      1,519,108
       Goodwill amortization                                20,814         41,623
       Minority Interest                                        --        (17,879)

       Changes in
           Prepaids                                             --        112,080
            Accounts payable and accrued liabilities       (49,785)       (83,340)
                                                       ------------   ------------
                                                          (283,601)      (175,848)
                                                       ------------   ------------

   FINANCING
       Loans payable                                        32,800         50,420
       Advance from directors                               10,041         71,531
         Issue of common shares                            275,000        228,000
                                                       ------------   ------------
                                                           317,841        349,951
                                                       ------------   ------------

   INVESTING
         Acquisition of Telemedica Group                        --       (228,000)
                                                       ------------   ------------
                                                                --       (228,000)

Net increase in cash during the period                      34,240        (53,897)

Cash, beginning of period                                    5,285         59,182
                                                       ------------   ------------

Cash, end of period                                    $    39,525    $     5,285
                                                       ============   ============

See accompanying notes to the condensed financial statements.

COI SOLUTIONS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2002
--------------------------------------------------------------------------------

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual financial statements and footnotes thereto. For further information, refer to the financial statements and related footnotes for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-KSB.

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

There were stock options outstanding at June 30, 2002, to purchase 501,750 shares of common stock (Year end 2001 - 439,250).

Basic weighted average shares outstanding for the period were 3,548,704 December 31,2001 - 3,380,510. Diluted average shares outstanding for the period were 4,019,454, December 31, 2001 - 3,819,760. The stock options were not included in the compilation of diluted earnings per share because to do so would be antidilutive.

CAPITAL STOCK

On April 1, 2002, 287,500 common shares were issued in exchange for fees owed to a director and consultant at an issue price of $0.70 per share. There was no cash consideration and the $201,250 has been charged as credit against accounts payable and accrued liabilities on the consolidated balance sheet. $287 being the par value, was credited to share capital and $200,963 was credited to additional paid in capital.

June 26, 2002 1,100,000 common shares were issued for cash consideration of $275,000. $1,100 being the par value of the shares, was credited to share capital and the $273,900 was credited to additional paid in capital.

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

COi Solutions was founded in 1997 as a consulting company offering the Telecommunications / E-Business skills and experience of the principal founders to clients in the finance, retail, travel / tourism and healthcare industries. The company provided customized networking solutions that were critical to the success of our clients' business models.

In 2000, the company decided to apply its experience in the burgeoning E-Healthcare Industry and become an E-Health Service Provider. This plan to shift from being a consultant to a service provider began with the development its own Internet based platform to deliver a progressive suite of healthcare applications to the underserved global expatriate marketplace. The first phase has been to design and market health insurance, and then to progress to providing access to other services such as a secure electronic health record, healthcare remote diagnostic / advisory tools, healthcare reservations management, etc. In all of its activities and projects the Company has partnered with experts in the healthcare and insurance sectors and provided its expertise to design and build the Internet based infrastructure for service delivery.

The Company has executed a Letter of Intent to acquire iCura International, a Hong Kong based health and life insurance administration company. iCura has negotiated a license arrangement to underwrite and support a customized set of health and life insurance products targeted at the expatriate population. iCura's insurance customer base is located largely in the Pacific Rim.

Approximately $180,000 has been provided by the Company to iCura to augment operations in the areas of marketing programs and to establish an e-business platform to support marketing, sales and administration. These funds were provided in advance of the closing of the acquisition by the Company. The due diligence is finalized and the final acquisition agreement is scheduled to be completed in the third quarter.

For the quarter ended June 30, 2002, the Company continued its plan of directing its efforts in the e-health industry with special focus on health insurance to global expatriates. The acquisition of an additional 20% stake in the Telemedica Group.Com, Inc. was completed in the second quarter of 2001. This brings the equity position in this company to 95%. The seven remaining investors in the Telemedica Group.Com, Inc. hold a 5% position with their total investment being $57,000. The Company has a contract with the Telemedica Group.Com to build the infrastructure of the company and to develop a web based platform that will allow for the processes associated with the purchase and management of health insurance for the global expatriate market to be managed on the Internet. The health insurance application is now scheduled for launch in the fourth quarter with revenue planned in the same quarter of 2002. In May, a Florida location was selected to accommodate operational requirements of the Company. While the Company has begun to utilize the space, it has not entered into a final lease agreement for the space.

SALES

There was no revenue in this reporting period. The company is directing all of its efforts to its commitment to complete the iCura acquisition and associated product development resulting in planned revenue in the forth quarter of 2002.

COSTS AND EXPENSES

Expenses for the quarter ended June 31, 2002 were $354,953 compared to $149,714 for the same period of 2001, an increase of $204,479. The increase was mainly due to administrative and development costs associated with the iCura product line in order for iCura to meet its commitments for delivery of the life and health insurance in the Pacific Rim in the forth quarter.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (cont'd)

FINANCIAL CONDITION AND LIQIDITY

As of June 30, 2002 the Company had $39,525 in cash. $275,000 in capital was raised though a private placement and the issue of 1,100,000 common shares from the treasury. Subsequent to the June 30, 2002, additional private placement funds have been received to allow for the continuing costs related to product development. Future funds required to carry out management's plans are expected to be derived from insurance portfolio revenue and issues of capital stock. There can be no assurance that the Company will be successful in executing its plans.

                                     PART II

Item 1.  Legal Proceedings

                  The Securities and Exchange Commission has brought an action against the company in the US District Court for the Southern District of Florida, case #02-CV-80767. The Company has not been served with the lawsuit and has not yet reviewed its contents.

Item 2.  Change in Securities and Use of Proceeds

                  During the quarter the company sold 1,100,000 shares of common stock for a total consideration of $275,000 to private investors. The sales were made pursuant to the exemptions from registration contained in Section 4(2) of the Securities Act of 1933 as amended. Such securities carry a restrictive legend.

Item 3.  Default Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None.

Item 5.  Other Information

 A former CEO of the Company, currently acting as a consultant to the Company, has been indicted and charged with securities violations and wire fraud. The Company has put on hold the consultant's daily activities for the Company, pending resolution of the above mentioned legal proceedings. The Company believes that this will have a material impact on its stock price and hurt its ability to raise additional capital if needed. However, the Company intends to move forward with its business plan.

Item 6.  Exhibits and Reports on Form 8-K

       (b) On May 4, 2002, a FORM 8-K/A was filed to disclose the change in corporate certifying Accountant from Grant Thornton to the engagement of Marvin
B. Seidman, CPA.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

     Dated this 27th day of August, 2002.

                              COI SOLUTIONS, INC.

                              BY:  /s/ Geeta Naipaul-Denton
                                   ----------------
                                   Geeta Naipaul-Denton,
                                   President and a Member of the
                                   Board of Directors