Form 10QSB
period 2002-09-30
COI SOLUTIONS INC
filed 2002-11-21
CIK 1075773

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ending September 30, 2002

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


                      6-295 Queen Street East, Suite 438
                       Brampton, Ontario, Canada L6W 4S6
                       ---------------------------------
                    (Address of principal executive offices)

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

The number of common shares without par value outstanding on September 30, 2002 was 5,710,010 shares.


COI SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                               Three Month Period Ended         Nine Month Period Ended
                                     September 30                    September 30
                                 2002            2001            2002            2001
------------------------------------------------------------------------------------------
Revenue                      $         --    $         --    $         --    $         --
                             -------------   -------------   -------------   -------------

Expenses
   Bad debts                           --              --              --              --
   Management fees                 30,000          90,000          90,000         270,000
   Professional fees                   --           6,500          48,500          45,274
   Consulting                      97,656          54,031         559,306          74,431
   Good will amortization          10,407          13,679          31,221          34,676
   Administrative                  64,841           4,315         184,757          50,548
                             -------------   -------------   -------------   -------------
                             $    202,904    $    168,525    $    913,784    $    474,929
                             =============   =============   =============   =============

Net earnings (loss)          $   (202,904)   $   (168,525)   $   (913,784)   $   (474,929)
  before minority interest

Minority interest                      --           9,000              --          60,088
                             -------------   -------------   -------------   -------------

NET EARNINGS (LOSS)          $   (202,904)   $   (159,525)   $   (913,784)   $   (414,841)
                             =============   =============   =============   =============

Net earnings (loss)          $      (0.04)   $     (0.011)   $      (0.17)   $      (0.04)
per share                              --              --              --              --

Weighted average shares
   basic                        5,618,370       1,480,510       4,641,834      10,509,792
                             -------------   -------------   -------------   -------------
   diluted                      6,088,719       1,893,010       5,112,178      13,171,573
                             =============   =============   =============   =============

See accompanying notes to the condensed financial statements.

                                        2

COI SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)                                     September 30      December 31
                                                   2002               2001
-------------------------------------------------------------------------------
ASSETS
Current
   Cash                                        $        2,528      $      5,285
   Prepaid                                                 -                 -
                                               --------------     --------------
                                                        2,528             5,285
Prepaids                                              177,000           177,000
Deferred system development costs                     902,286           902,286
Goodwill, net of amortization of $25,876              150,966           182,187
Investment                                                  1                 1
                                               --------------     --------------
                                               $    1,232,781      $   1,266,758
                                               ==============     ==============

LIABILITIES
Current
   Accounts payable and accrued liabilities    $     722,719      $     682,504
   Due to directors                                  116,616            151,574
   Loans payable                                     160,000            127,200
                                               --------------     --------------
                                                     999,335            961,278
                                               --------------     --------------

Minority Interest                                     18,542            18,542

SHAREHOLDERS' EQUITY
Capital stock                                         5,710              3,381
Additional paid in capital                         9,732,284          8,892,863
Deficit                                           (9,523,090)        (8,609,306)
                                               --------------     --------------
                                                      214,904            286,938
                                               --------------     --------------

                                               $   1,232,781      $   1,266,758
                                               ==============     ==============

See accompanying notes to the condensed financial statements.

COI SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                    December 31
Nine Months Ending September 30                        2002           2001
--------------------------------------------------------------------------------

Cash flows from (applied to)

   OPERATING
       Net earnings (loss)                          $  (913,784)    $(1,747,440)
       Services for stock                               456,250       1,519,108
       Goodwill amortization                             31,221          41,623
       Minority Interest                                     --         (17,879)

       Changes in
           Prepaids                                          --         112,080
   Accounts payable and accrued liabilities              40,215         (83,340)
                                                    ------------    ------------
                                                       (386,098)       (175,848)
                                                    ------------    ------------

   FINANCING
       Loans payable                                     32,800          50,420
       Advance from directors                           (34,959)         71,531
       Issue of common shares                           385,500         228,000
                                                    ------------    ------------
                                                        383,341         349,951
                                                    ------------    ------------

   INVESTING
       Acquisition of Telemedica Group                       --        (228,000)
                                                    ------------    ------------
                                                             --        (228,000)

Net decrease in cash during the period                   (2,757)        (53,897)

Cash, beginning of period                                 5,285          59,182
                                                    ------------    ------------

Cash, end of period                                 $     2,528     $     5,285
                                                    ============    ============

See accompanying notes to the condensed financial statements.

COI SOLUTIONS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002
--------------------------------------------------------------------------------

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

INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. There are no income taxes for the current year as the company has approximately $1,372,000 of net operating loss carryforwards which expire in 2019.

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

There were stock options outstanding at September 30, 2002, to purchase 501,750 shares of common stock (Year end 2001 - 439,250).

Basic weighted average shares outstanding for the period were 4,641,834 December 31,2001 - 3,380,510. Diluted average shares outstanding for the period were 5,112,178, December 31, 2001 - 3,819,760. The stock options were not included in the compilation of diluted earnings per share because to do so would be antidilutive.

CAPITAL STOCK

July 7, 2002, 442,000 common shares were issued for cash consideration of $110,500. $442 being the par value of the shares, was credited to share capital and the $110,058 was credited to additional paid in capital.

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

The Company has executed a Letter of Intent to acquire iCura International, A Hong Kong based health and life insurance administration company. iCura has negotiated a license arrangement with AXA Insurance (France) to underwrite and support a customized set of health and life insurance products targeted at the expatriate population. iCura's current insurance customer base is located largely in the Hong Kong region. Significant funds were provided by the company to iCura to augment operations in the areas of marketing programs and to establish an e-business platform to support marketing, sales and administration. These funds were provided in advance of the closing of the acquisition by the Company. To date, COi has not been able to raise sufficient funds to complete the original Letter of Intent (LOI) transaction. This has put the project on hold while funds are being addressed. COi is currently attempting to resolve this situation.

For the quarter ended September 30, 2002, the Company continued its plan of directing its efforts in the e-health industry with special focus on health insurance to global expatriates. The acquisition of an additional 20% stake in the Telemedica Group.Com, Inc. was completed in the second quarter of 2001. This brings the equity position in this company to 95%. The seven remaining investors in the Telemedica Group.Com, Inc. hold a 5% position with their total investment being $57,000. The Company has a contract with the Telemedica Group.Com to build the infrastructure of the company and to develop a web based platform that will allow for the processes associated with the purchase and management of health insurance for the global expatriate market to be managed on the Internet

SALES

There was no revenue in this reporting period. The company is directing all of its efforts to the raising of funds and product development.

COSTS AND EXPENSES

Expenses for the quarter ended September 30, 2002 were $202,904 compared to $169,525 for the same period of 2001, an increase of $33,379. The increase was mainly due to administrative costs associated with the iCura acquisition.

FINANCIAL CONDITION AND LIQIDITY

As of September 30, 2002 the Company had $2,528 in cash. $110,500 in capital was raised though a private placement and the issue of 442,000 common shares from the treasury. Future funds required to carry out management's plans are expected to be derived from insurance portfolio revenue and issues of capital stock. There can be no assurance that the Company will be successful in executing its plans.

SUBSEQUENT EVENTS

The company is examining a number of investment options, including a possible acquisition. This acquisition, currently under review, may result in the principals of that business holding a majority of COI stock.

                                     PART II

Item 1.  Legal Proceedings


Robert W. Wilder, the former CEO of the Company and currently a consultant of the Company has been indicted and charged with securities violations and wire fraud. The Company has put Mr. Wilder's daily consulting activities for the Company on hold pending resolution of the above mentioned legal proceedings. The Company believes that this will have a material impact on its stock price and hurt its ability to raise additional capital if needed, but that the company intends to move forward with its business plan.


Item 2.  Change in Securities and Use of Proceeds

                  None.

Item 3.  Default Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  None.

Item 5.  Other Information

                  None.

Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K have been filed for the period ended September 30, 2002.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

     Dated this 20th day of November, 2002.

                              COI SOLUTIONS, INC.

                              BY:  /s/ Geeta Naipaul-Denton
                                   ---------------------------
                                   Geeta Naipaul-Denton,
                                   President and a Member of the
                                   Board of Directors