Form 10QSB/A
period 2002-09-30
COI SOLUTIONS INC
filed 2003-05-08
CIK 1075773

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                  Form 10-QSB/A


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

                                     PART II

Item 1.  Legal Proceedings

On August 15, 2002 the Securities and Exchange Commission filed a civil lawsuit against the company, its former CEO and other individuals. SEC v. COI Solutions, et al. Case No. 02-80766-CIV-Hurley. The SEC alleges in its complaint that COI Solutions engaged in a scheme to pay illegal kickbacks to representatives of a European fund contrived by the FBI and making false and misleading statements in a filing on Form S-8. The SEC is seeking injunctive relief enjoining any violations of the securities laws in the future and is also seeking civil penalties.


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

     Dated this 8th day of May, 2003.

                              COI SOLUTIONS, INC.

                              BY:  /s/ Geeta Naipaul-Denton
                                   ---------------------------
                                   Geeta Naipaul-Denton,
                                   President and a Member of the
                                   Board of Directors