Form 10KSB
period 2002-12-31
COI SOLUTIONS INC
filed 2003-05-19
CIK 1075773

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2002 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from

                         Commission file number 0-30414

                               COI SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

            NEVADA                                            86-0884116
(State or other jurisdiction of                                (Employer
 incorporation or organization)                           Identification No.)

                              6-295 Queen St. East
                        Brampton, Ontario, Canada L6W 4S6
          (Address of principal executive offices, including zip code.)

                                 (954) 252.2252
              (Registrant's telephone number, including area code)

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

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year.
     December 31, 2002 - Nil

The aggregate market value of the voting stock held by non-affiliates on May 15, 2003 was $1,892,113. There are approximately 9,460,567 shares of common voting stock of the Registrant held by non-affiliates.

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: May 15, 2003 - 13,180,296 shares of Common Stock

Transitional Small Business Issuer Format
     YES [ ]   NO [X]

                                     PART I

ITEM 1. BUSINESS

Background

         COI SOLUTIONS, INC. (the "Company") was incorporated under the laws of the State of Nevada on August 1, 1997 as Expedia Com Global, Inc., to engage in the business of furnishing Internet and telecommunications consulting services to businesses engaged in the health care, trade and commerce, and travel and tourism industries.

         On August 23, 1997, Expedia Com Global, Inc. changed its name to Expediacom Global Inc. On November 16, 1998, Expediacom Global Inc. changed its name to COI Solutions, Inc. The common shares of the Company commenced trading in June 1998 on the Bulletin Board ("Bulletin Board") operated by the National Association of Securities Dealers Inc. ("NASD") under the symbol "COSL." The Company's common stock was delisted from the Bulletin Board on October 25, 1999, as a result of the Company's failure to file reports with the Securities and Exchange Commission ("Commission") as mandated by the NASD. The Company filed the Form 10-SB which was declared effective and has traded on the OTC Bulletin Board Since July, 2000, under the symbol COII.

         The Company was formerly engaged in the business of furnishing Internet and telecommunications consulting services to businesses engaged in the health care, trade and commerce, and travel and tourism industries.

         During 1997 to 1999, the Company had a significant contract with World Telehealth (WTH), a Florida based healthcare company, to develop their company infrastructure and the associated web based products. This contract was terminated in 1999 due to a lack of funding.

         During 1999 to 2001, the Company provided consultative services to build the TeleMedica Group business. The company developed a web based platform to allow the facilitation of healthcare services on a global basis. An additional administrative application was under development in 2001 and 2002 to facilitate the marketing and servicing of insurance products to expatriates living outside their country of origin. Through the conversion of debt to equity, the Company acquired a 95% ownership stake in Telemedica during the period from October 2000 to April 2001.

         In 2002 the Company entered into an agreement to acquire an Asian health insurance concern, ICura. This acquisition would provide a ready made distribution channel for the companies products. However, in August 2002 our partner in the transaction pulled out after significant expense was incurred.

         In December 2002 the Company entered into an agreement with Alternate Energy Corp. (AEC) to acquire their assets. AEC is a company that is not in the industry that the Company was in. However, the board of directors decided that the Company would not be able to execute its e-health business plan. The agreement with AEC would require the company to initiate a 2.2 for 1 reverse split. The Company will then issue 104 million new shares to AEC for the assets. This will leave AEC with a majority of our common shares. A new Board of Directors will be elected to manage the new company under the name of Alternate Energy Corporation.

         AEC owns patented technologies that enable electric utility companies and industry (petroleum, chemical, mining, steel, pulp and paper manufacturing) to increase their power output in some cases up to 50 % with an anticipated decrease in capital cost. This is accomplished without increasing the amount of fossil fuel that is used, which provides two additional benefits: less dependency on imported fossil fuels and lower fossil fuel pollution levels. Both the cost and availability of fuel, and protecting the global environment are currently two of the highest profile issues on North American agendas.

         The Company falls within the Alternate Energy Sector and as such shares this sector with companies that are engaged in fuel cells, solar, geothermal and wind mills, for example.

AEC's patented technologies provide this increased power through reclaiming heat energy that is typically lost to the environment when producing electric power and also through reducing the cost and complexity of the equipment required in typical utility operations. AEC is currently working with an alliance partner to develop a residential application that will have a significant impact on how energy can be delivered to this marketplace.


Industry Information

         Prior to the acquisition of the AEC assets, the Company did not consider itself to be ".com" company, but rather a Company that uses the Internet and emerging technologies to deliver innovative healthcare products and services. The Company's first initiative was to be the sale of a comprehensive suite of health insurance to the global expatriate community (estimated at 100 Million people worldwide who live or work in a country other than the country of their citizenship). The sale of insurance was to be done via a combination of a network of brokers worldwide and a web based e-commerce platform. The company was to provide health assessments, health information, health testing, consultation and diagnosis, via the Internet.


Operations and Equipment

              The Company's officers provide their own office space at their own expense. The Company has located its operational headquarters at 6-295 Queen St. East, Brampton, Ontario, Canada L6W 4S6.The Company maintains a virtual corporation concept where most of the individuals operate primarily out of their homes using computer hardware, software products, multiple telecom facilities, a dedicated and secure server, and extensive use of secure e-mail and the Internet. The Company believes that this form of conducting business will reduce operating expenses and effectively manage companies which have geographically dispersed personal. Until the fourth quarter of 2002, the Company had consultants and/or contractors located in Ottawa, Toronto, Florida and Hong Kong.

Competition

         Early in 2000, the Company changed its focus from network related consulting to operating companies engaged in network based delivery of healthcare products and services. The Company's initial products was comprehensive health insurance for the global expatriate market. This product portfolio would grow into a comprehensive set of e-healthcare applications including electronic patient health files, health assessment tools, multi-media consultations and diagnostic and referral capabilities.

         When the Competition entered into this business, there were existing competitors that offered Health Insurance to expatriates, such as UK based William Russell and BUPA. Based on a recent independent study, the Company feels that it still maintained a competitive advantages over its competitors.


Past Business Activity

              Prior to the agreement with AEC the Company has completed the following projects for customers:

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

         7. Established a joint venture with Community-Builder.com, Inc. to develop website solutions for the e-healthcare sector where medical professionals could work together from a common patient database. This application had a significant potential to impact the e-healthcare business direction of the company but was abandoned in the fourth quarter of 2002 when the Company agreed to proceed with the of AEC reverse merger.

         8. In 1999, the Company entered into an agreement with BNT, Inc., a Bahamian corporation ("BNT")wherein it was agreed that BNT would provide consulting services to the Company in connection with its products and services and would promote the Company to third parties around the world. This marketing initiative would complement the Companies entry into global expatriate business. The term of the agreement was two years. This agreement has lapsed and is no longer in effect.

         9. In 1998, the Company entered into a 14 month agreement with World Telehealth Corporation, (WTH) a Florida based company. The material terms of the agreement with WTH included: building the infrastructure of the Company, developing and implementing the marketing, operations and technology functions of the Company. The Company was not paid its fees as per the agreement and the contract was terminated by WTH due to their lack of funds.

         From 1999 to 2002, the Company had a strategy to utilize web based platforms to integrate many services and products for the global health care market. Included in this business initiative, were the activities of Telemedica Group.com, Inc., Community Builder.com, Telemedica Insurance Management and Icura International. With the downturn of investor interest within the .Com industry, the Company was forced to rethink its strategy, resulting in an abandonment of e-health care initiatives.

Current Business Activity

         The Company has entered into an Asset Purchase Agreement with Alternate Energy Corp. AEC owns patented technologies that enable electric utility companies and industry (petroleum, chemical, mining, steel, pulp and paper manufacturing) to increase their power output by up to 50 % with an anticipated decrease in capital cost. This is accomplished without increasing the amount of fossil fuel that is used, which provides two additional benefits: less dependency on imported fossil fuels and lower fossil fuel pollution levels. Both the cost and availability of fuel, and protecting the global environment are currently two of the highest profile issues on North American agendas. AEC's patented technologies provide this increased power through reclaiming heat energy that is typically lost to the environment when producing electric power and also through reducing the cost and complexity of the equipment required in typical utility operations. A residential application is currently in the design phase.


Other Business Activity

         Penta Deltex and Nick Plessas. In 1998, the Company entered into an Agreement and Release with Penta Deltex and Nick Plessas (collectively "Penta"). Penta was retained by the Company to assist it entering the United States public securities market. Penta did not perform the terms and conditions of its obligations and its agreement with the Company was terminated by mutual agreement of the parties. As part of the settlement, Penta was obligated to pay certain expenses incurred in connection with its services, which it failed to do. In December, 2000, the Company made a decision to pay the parties owed the certain expenses and completed all transaction by the end of the third quarter of 2001.

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

         de Jong and Associates. In December 2000, the Company engaged de Jong and Associates an investor relations firm to interact with the Company's shareholders. de Jong and Associates was contracted for $5,000 per month and reimbursed for out-of-pocket expenses. The agreement with de Jong was terminated in April, 2001

         World Telehealth. WTH has not threatened any action against the Company and the Company does not anticipate any action by WTH. At no time either verbally or in writing, has the Company received indication that the work performance was anything less than exemplary.

Employees

         The Company has no full-time employees. Management may hire additional employees as the Company's operations expand and management believes the expense of additional employees is warranted. After the purchase of the AEC assets, the Company will also be hiring certain of the employees of AEC. Thus, after the purchase, it is estimated that the Company will have 4 employees.


Facilities

         The Company has located its operational headquarters at F6-295 Queen St. East Brampton, Ontario, Canada L6W 4S6. The telephone number is 954-252-2252. These facilities are provided by an officer of the company at no cost.


Currency and Exchange Rates

         All monetary amounts disclosed in this Form 10-KB are, unless otherwise indicated, expressed in United States dollars.


Governmental Regulation.

         The company is exiting the e-health services industry and entering into the power industry. The power industry and related public utilities are highly regulated on both a state and federal level. The industry is subject to environmental and price regulation. The company however will be providing equipment to such industries and directly operating under the regulatory schemes imposed upon them. But the company's technologies will have to enable its customers to conform to the current environmental and safety regulations.


Risk Factors

         In any business venture, there are substantial risks specific to the particular enterprise. At a minimum, the Company's present and proposed business operations will be highly speculative and subject to the same types of risks inherent in any new or unproved venture, and will include those types of risk factors outlined below:

         1. Limited History of Operations and Reliance on Expertise of Certain Persons. The Company has been conducting business since 1997 in the e-health services field and is changing its focus with the acquisition of the AEC assets to that of power generation. Since the Company has had limited record of operations, there is limited data at this time upon which to base an assumption that the Company's plans will prove successful. Accumulated Losses per the Financial Statements since inception, amount to $10,718,872. The management of the Company and the growth of the Company's business depends on certain key individuals who may not be easily replaced if they should leave the Company. Persons in management are currently devoting full-time toward the business of the Company.

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

         3. Technology. The Company has acquired registered patents that have been independently valued in excess of $800,000,000. These patents have not been applied to the commercial marketplace. The Company may never acquire all of the necessary technology needed to maintain the operations it desires.

         4. Business Competition. Energy production and efficiency are large well-developed industries. Many of the worlds largest corporations are in this sector. While management believes that due to the enormity of this sector they are many opportunities for a niche player such as the Company, there can be no assurance that the Company will be able to continue to compete with corporations that are larger with substantially more resources.

         5. Need for Additional Capital. In order to continue operations, the Company will have to raise additional capital for operations through the issuance of securities or loans. There is no assurance that the Company will be able to raise the additional capital.

         6. Rapid Technological Change. Introduction of Competitive Products. There are many competing technologies to increase the efficient use and production of energy. The company will need to differentiate its products and continue to develop new products. Because billions of dollars are spent annually on energy use and production there has been a large investment in research and development by many companies which portends rapid technological advancement in the industry.

         7. Inadequacy of Public Market. There is no assurance that the public market for the common shares of the Company will be maintained or that the holder of common shares will be able to sell such shares in the quantity and at the price desired by such holder.

         8. Dilutive Effect of Issuance of Additional Shares. In the future, the Company may issue additional shares of common stock well below the current market price. This will have a dilutive effect on shareholders who purchase shares at or above the market price. The Company currently has no plans to issue additional shares of common stock at this time.


ITEM 2. DESCRIPTION OF PROPERTIES

         The Company's officers provide their own office space at their own expense. The Company has located its operational headquarters at 6-295 Queen St. East, Brampton, Ontario, Canada L6W 4S6


ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the Shareholders during the fourth quarter of 2002. However, in May 2003 certain shareholders voted by written consent to authorize the purchase of the AEC assets as described above, approved a 2.2 for 1 reverse split, and approved the increase in the number of authorized shares to 150 million (post-split) and a name change to Alternative Energy Corporation.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         From January 1, 2002 to December 31, 2002 the Company' shares traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol "COII." Prior to August 24, 2001 the shares traded under the symbol "COSL". The symbol was changed in conjunction with an 8 for 1 reverse split. On October 25, 1999, the Company's shares were delisted from the Bulletin Board as a result of the Company's failure to file reports with the Securities and Exchange Commission (the "Commission") pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). On October 26, 1999, the Company's shares began trading in the "Pink Sheets" owned by the National Quotation Bureau. On August 1, 2000, the Company's shares traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol "COSL" Summary trading by quarter for the 2000, 1999 and 1998 fiscal years are as follows:

   Fiscal Quarter           High (1)    Low (1)

   2002 Fourth Quarter      $0.90          $0.07
        Third Quarter       $1.00          $0.04
        Second Quarter      $1.55          $0.42
        First Quarter       $0.72          $0.28

   2001 Fourth Quarter      $1.05          $0.25
        Third Quarter (2)   $1.04          $0.50
        Second Quarter      $0.15          $0.04
        First Quarter       $0.21          $0.08

   2000 Fourth Quarter      $0.35          $0.10
        Third Quarter       $0.85          $0.10
        Second Quarter      $0.30          $0.12
        First Quarter       $0.45          $0.15

   1999 Fourth Quarter      $0.43          $0.01
        Third Quarter       $3.00          $0.50
        Second Quarter      $3.93          $2.12
        First Quarter       $9.00          $1.50


[1] These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

[2] During the third quarter of 2001 the Company executed an 8 for 1 reverse stock split. The figures for the third and fourth quarters reflect this split and have not been adjusted.

         At December 31, 2002, there were 13,180,296 common shares of the Company issued and outstanding.

         At December 31, 2002, there were 133 holders of record including common shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known by the Company.

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



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Liquidity and Capital Resources

         The Company's cash balance at December 31, 2002, was NIL. This compares to a cash balance at December 31, 2001 of $5,285. The decrease in working capital during 2002 was the result NIL sales and the wind down of operations relating to its current business in preparation for the transition to AEC targeted for early 2003.

         Current assets decreased from $1,266,759 at December 31, 2001, to NIL in December 31, 2002. This decrease was due result of the wind down of operations relating to its current business in preparation for the transition to AEC targeted for early 2003. Current liabilities at December 31, 2001 were $979,821 and $202,000 at December 31, 2002. The overall decrease of was the result the settlement of all liabilities with the exception of a loan for $202,000 from AEC, which will be satisfied in 2003 upon the issuance of 104,000,000 common shares to AEC for the purchase of the AEC asset.

         The Company had limited activity in the year 2002 and hence has received no revenues from operations. In the next 12 months, the Company will be transition its business to utilize the assets acquired from AEC.

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

         The Company has entered into an asset purchase agreement with Alternate Energy Corp (AEC), wherein the new company will be all the assets of AEC including its intellectual property. AEC owns patented technologies that enable electric utility companies and large multi-national industrial companies (petroleum, chemical, mining, steel, pulp and paper, manufacturing, etc.) to increase their power output by up to 50 % with significant decrease in cost. This is accomplished without increasing the amount of fossil fuel that is used, which provides two additional benefits: less dependency on imported fossil fuels and lower fossil fuel pollution levels. Both the cost and availability of fuel, and protecting the global environment are currently two of the highest profile issues on North American agendas.

         AEC's patented technologies provide this increased power through reclaiming heat energy that is typically lost to the environment when producing electric power and also through reducing the cost and complexity of the equipment required in typical utility operations.

         Given the Company's current level of working capital and its operations being conducted to develop its products, it is expected that the Company will satisfy its cash requirements through the issuance of common shares by private placements to raise funds rather than seeking interest-bearing loans. However, the Company recognizes that as a result of its limited, financial, or other resources, the number of suitable financing options may be limited. Should these additional sources of capital not be found, the Company may modify its operations to conserve working capital by concentrating on fewer products and/or services being advanced.


Results of Operations

         The Company had NIL operating revenue during the year 2002 as it was concentrating on the further development of its e-commerce platform and the acquisition of iCura, Inc., a Hong Kong based health insurance concern. However, the transaction did not close and the Company was forced to seek other opportunities. A Board of Directors decision in the forth quarter of 2002 directed the abandonment of the e-healthcare initiatives and the entering into a business relationship with Alternative Energy Corporation.


Fiscal 2002 Compared to Fiscal 2001

         Revenues for the year ended December 31, 2002 and for December 31, 2001 were NIL. The year 2002, the NIL revenue was based on a company decision to concentrate on the development of the e-commerce platform and the acquisition of iCura, Inc., a Hong Kong based health insurance concern. The transaction did not close and the Company was forced to seek other opportunities. A Board of Directors decision in the forth quarter of 2002 directed the abandonment of the e-healthcare initiatives and the entering into a business relationship with Alternative Energy Corporation.

            Operating expenses during the year ended December 31, 2002 were $1,050,197 $as compared to $1,765,319 in the year ended December 31, 2001. The majority of this expense was attributable to the issuance of common stock in return for debt, fees and expenses owed contractors and management.


Effects of Inflation

         Inflation and changing prices have not and are not expected to have a significant effect on the Company's operations during the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are attached hereto as an Exhibit.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On April 15, 2002 the Company changed certifying accountants. There was no dispute with the Company's previous accounting firm, Marvin Seidman, CPA. The Company's new certifying accountant is Danziger & Hochman, CA.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The name, age and position held by each of the directors and officers of the Company are as follows:

Name                     Age       Position Held

Geeta Naipaul-Denton     39        President and a member of the Board
                                   of Directors

Gary W. Evans            67        Vice President, Secretary-Treasurer,
                                   Chief Financial Officer
                                   and a member of the Board of
                                   Directors

Robert G. Jones          47        Chairman of the Board and a member of the
                                   Board of Directors

         All directors have a term of office expiring at the next annual general meeting of the Company, unless re-elected or earlier vacated in accordance with the bylaws of the Company. All officers have a term of office lasting until their removal or replacement by the board of directors.


Biographical Information

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


         Robert G. Jones - Director, Chairman of the Board. Mr. Jones has been a member of the Board of Directors since the inception of the Company. From April 1999 to October 2001, Mr. Jones was the President of the Company. From January 1998 to April 1999, Mr. Jones was the Vice President of Sales and Marketing. From September 1974 to May 1976, Mr. Jones worked as a senior operator/software support at IBM in their operations group, of the VM 370 online environment. From June 1978 to May 1981, Mr. Jones worked as an engineer designing automated and manually assisted assembly operations at General Motors in their Windsor Trim Plant Operations and their Detroit Technical Center departments. From March 1985 to October 1997, Mr. Jones became a Vice President at Bell Canada. Mr. Jones' responsibilities included helping to establish customer focused operations systems, engineering support, and sales for large national and multi-national corporate customers, notably the banks and financial institutions. From May 1994 to December 1996, Mr. Jones became the managing director of marketing - national customers at the Stentor Alliance of Canadian Telephone companies. Mr. Jones' responsibilities included product development, product support, large corporate sales and the establishment of a technique to rapidly design and implement networking solutions for these national customers. From 1981 to 1985, Mr. Jones became a founding partner of Haljon Controls, Inc. Haljon is a Canadian company engaged in the design and deployment of fault tolerant, high reliability real time supervisory control and data collection systems for use in oil movement and storage applications and safety shutdown applications in the petroleum and petrochemical field. Mr. Jones graduated from the University of Waterloo, Canada in 1978 with a BASc. of Systems Engineering and from the University of Toronto, Canada in 1989 with an Executive MBA.


Involvement in Certain Legal Proceedings

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


Compliance with Section 16(a) of the Exchange Act

         The Company's directors and executive officers have made filings pursuant to Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by the Company from August 1, 1997 through December 31, 2001, for each officer and directors of the Company. This information includes the dollar value of base salaries, bonus awards and the number of stock options granted, and certain other compensation, if any.

                   SUMMARY COMPENSATION TABLE
(a)              (b)          (c)        (d)        (e)        (f)           (g)             (h)     (i)
                                                    Other                    Securities              All
Name and                                            Annual     Restricted    Underlying
Principal                                           Compen-    Stock         Options/        LTIP
Position         Year         Salary     Bonus      sation     Award(s)      SARs            Payouts
                              ($)        ($)        ($)        (#)           (#)             ($)     ($)
---------------------------------------------------------------------------------------------------------
Geeta            2002         120,000                          150,000
Naipaul-         2001         120,000                          100,000
Denton
President


Robert G.        2002                                          835,886
Jones            2001         100,000                          550,000        62,500
                 2000         120,000                        1,200,000
                 1999         120,000                          500,001
                 1998         100,000                          501,438
                 1997


Gary W.          2002         60,000                           400,000
Evans            2001         120,000                          512,500        62,500
Secretary        2000         120,000                        1,200,000
                 1999         120,000                          500,001
                 1998         100,000                          501,438
                 1997         75,000


Robert W.        2002                                          328,598
Wilder           2001          50,000                          550,000
                 2000         120,000                          800,000
                 1999         120,000                          500,001
                 1998         100,000                          502,563
                 1997         75,000

                                       13

         There are no outstanding fees or expenses due directors or officers Effective December 31, 2002.

         The Company has entered into an employment agreement with Geeta Naipaul-Denton wherein the Company will pay Ms. Naipaul-Denton $120,000 per year as President of the Company. The employment agreement has a three year term. This agreement was terminated effective December 31, 2002.

         The Company had entered into an employment agreement with Robert Jones wherein the Company will pay Mr. Jones $120,000 per year as President of the Company. The employment agreement has a three year term. Mr. Jones resigned as president effective October 11, 2001. This agreement was terminated effective October 31, 2001.

         The Company has entered into an employment agreement with Gary Evans wherein the Company will pay Mr. Evans $120,000 per year as Secretary of the Company. The employment agreement has a three year term. This agreement was terminated effective December 31, 2002.

         The Company has adopted a qualified stock option plan and a non-qualified incentive stock option plan. Options granted to officers are reflected below. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors other than as described herein.

Option/SAR Grants

         The following grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to officers and/or directors:

                              Number of
                              Securities
                Number of     Underlying
                Securities    Options/SARs
                Underlying    Granted      Exercise      Number of
                Options       During Last  or Base       Options    Expiration
Name            SARs Granted  12 Months[1] Price ($/Sh)  Exercised  Date

Robert Jones      62,500                   $0.80           -0-     12/31/2004
Gary Evans        62,500                   $0.80           -0-     12/31/2004

         Other than as set forth above, the Company has no stock options or stock appreciation rights to its officers or directors.

         There are no standard or other arrangements pursuant to which the Company's directors were compensated in their capacity as such during the 2002 fiscal year.

         There are no compensation arrangements for employment, termination of employment or change-in-control between the Company and the Named Executive Officers.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

         As of December 31, 2002, the Company had an authorized share capital of 100,000,000 common shares with a par value of $0.001 per share of which 11,180,296 shares were issued and outstanding.

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

                            Amount and
                            Nature of
Name and Address            Beneficial                            Percent
of Beneficial Owner         Owner              Position           of Class
Peter S Storms                 790,000                               6.0%
158 Timberline Trail
Aurora, On  L4G 5Z5

Robert Jones                  1,935,054        Director             15.0%
16 Shea Cres.
Scarborough, ON  M1C 2G6

Gary Evans Director            863,788         Director              6.6%
71 Sulphur Spings Road,
Unit 29
Ancaster ON   L9G 5C1

Geeta Naipaul-Denton Director  893,387         President             6.8%
6-295 Queen St. East
Brampton, Ontario, Canada  L6W 4S6

All officers and directors
as a group                   3,692,229                                28%
(3 persons)

----------------------------------------

(1)   Figures are approximate due to rounding.

(2) The Company has entered into an asset purchase agreement with Alternate Energy Corp., which will require the issuance of 104 million shares of COI common stock, thus giving control of the company to the AEC shareholders.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On January 3, 1999, the Company entered into an employment agreement with Robert Jones wherein the Company will pay Mr. Jones $120,000 per year as Treasurer of the Company. He was appointed President in February 2000 and resigned in October 2001. This agreement was terminated effective October 31, 2001.

         On January 3, 1999, the Company entered into an employment agreement with Gary Evans wherein the Company will pay Mr. Evans $120,000 per year as Secretary Treasurer of the Company. The employment agreement has a three year term. This agreement was terminated effective June 30, 2002.

         On October 11, 2001, the Company entered into an employment agreement with Geeta Naipaul-Denton wherein the Company will pay Ms Naipaul-Denton $120,000 per year as President of the Company. The employment agreement has a three year term.


Unregistered Securities Issued in Year 2002

         On July 7, 2002, 3,855,000 Common shares were issued for a cash consideration of $385,500 pursuant to an exemption from registration. $3,855 being the par value, was credited to share capital and $381,645 was credited to additional paid in capital.

              On November 14, 2002, 44,000 Common shares were issued as settlement for services rendered to the company, $44 being the par value, was credited to share capital and $5,676 was credited to additional paid in capital.

         On December 2, 2002, 1,496,112 Common shares were issued as settlement for $285,132 owed investors and creditors of the Company, $1,496 being the par value, was credited to share capital and $283,636 was credited to additional paid in capital.


PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Reports on Form 8-K

         The Company has not filed any reports on Form 8-K during the fourth quarter of 2002.

(b)      Exhibits

         The following documents are incorporated herein by reference from the Registrant's Form 10SB Registration Statement (SEC File #000-28015) and all amendments thereto, which was filed with the Securities and Exchange Commission and all exhibits thereto:

Exhibit
Number    Description

3.1       Initial Articles of Incorporation, as filed August 1, 1997.
3.2       Bylaws.
3.3 Articles of Amendment to the Articles of Incorporation, as filed on August 23, 1997.
3.4 Articles of Amendment to the Articles of Incorporation, as filed on November 20, 1998.
10.1 Associate Agreement between World Telehealth Corporation and the Company.
10.2 Management Agreement between World Telehealth Corporation and the Company.
10.3 Addendum Agreement between World Telehealth Corporation and the Company.
10.4      Associate Agreement between TeleMedica Group and the Company.
10.5      Agreement with BNT, Inc.
10.6      Asset Purchase Agreement with Alternate Energy Corp.
99.1      Gary W. Evans Employment Agreement.

99.2      Robert G. Jones Employment Agreement.
99.4      Consulting Agreement with Lexxus Capital Corp.
99.5      1999 Non-Qualified Stock Option Plan.
99.6      1999 Qualified Stock Option Plan.
99.7      2001 Geeta Naipaul-Denton Employment Agreement

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of May, 2003.


                                    COI SOLUTIONS, INC.
                                    (Registrant)

                                    BY:  /s/ Geeta Naipaul-Denton
                                         ------------------------
                                         Geeta Naipaul-Denton
                                         President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.

SIGNATURES                    TITLE                         DATE

/s/ Geeta Naipaul-Denton      President                    May 15, 2003
Geeta Naipaul-Denton          and Member of the Board
                              of Directors

/s/ Gary W. Evans             Vice President,              May 15, 2003
Gary W. Evans                 Secretary/Treasurer,
                              and Member of the Board
                              of Directors

/s/ Robert G. Jones           Member of the Board          May 15, 2003
Robert G. Jones               of Directors

                                                             COI SOLUTIONS, INC.
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                                     (Expressed in U.S. dollars)
                                                               December 31, 2002

CONTENTS

                                                                            PAGE
                                                                            ----

Report of Independent Accountants. Year End December 31, 2001                 21

Report of Independent Accountants . Year End December 31, 2002                22

Consolidated Balance Sheet                                                    23

Consolidated Statement of Operations                                          24

Consolidated Statement of Shareholders' Equity                                25

Consolidated Statement of Cash Flows                                          26

Notes to the Consolidated Financial Statements                                27

Marvin B. Seidman, CPA
Certified Public Accountant
8501 S.W. 29th Street
Miami, Florida  33155
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

/s/ Marvin B. Seidman, CPA

Marvin B. Seidman, CPA

Certified Public Accountant

May 8, 2002

AUDITORS' REPORT



To the Board of Directors of:
COI SOLUTIONS, INC.


We have audited the consolidated balance sheet of COI SOLUTIONS, INC. as at December 31, 2002 and the consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the management of the Corporation. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Corporation, as at December 31, 2002, and the results of its operations for the year then ended, in accordance with United States generally accepted accounting principles.

The Corporation has a going concern as discussed in Note 1.


/s/ Danziger & Hochman

North York, Ontario
May 7, 2003

Danziger & Hochman
202 Benyworth Avenue
Toronto, Ontario, Canada
416.730.8050
Chartered Accountants

________________________________________________________________________________
SOURCE:  SEC Infoo  www.secinfo.como  FRAN FINNEGAN & COMPANYo  23/23

================================================================================

COI SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEET
December 31                                              2002           2001
--------------------------------------------------------------------------------
ASSETS
Current
   Cash                                              $         -    $     5,285
   Prepaid expenses and deferred system
   Development costs                                           -      1,079,286
   Goodwill                                                    -        182,187
   Investment (note 4)                                         -              1
                                                     ------------   ------------
                                                             NIL    $1,266,759
                                                     ============   ============

LIABILITIES
Current
   Accounts payable and accrued liabilities (Note 5) $         -    $   682,666
   Due to directors (Note 6)                                   -        151,574
   Loans payable (Note 7)                                202,000        145,581
                                                     ------------   ------------
                                                         202,000        979,821
                                                     ------------   ------------

CONTINGENT LIABILITY (Note 15)

SHAREHOLDERS' EQUITY
Capital stock (Note 8)                                    13,181          3,381
Additional paid in capital                            10,503,691      8,892,863
Deficit Statement III                                (10,718,872)    (8,609,306)
                                                     ------------   ------------
                                                        (202,000)       286,938
                                                     ------------   ------------
                                                     $       NIL    $ 1,266,759
                                                     ============   ============

--------------------------------------------------------------------------------

                             See accompanying notes

================================================================================
COI SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Year Ended December 31                                    2002          2001
--------------------------------------------------------------------------------

Revenue                                              $        -   $        -
                                                     ------------  ------------

Expenses
   Administrative                                        71,995       471,382
   Consulting fees                                      464,230       320,108
   Management fees                                      239,201       390,000
   Professional fees                                     18,075        57,048
   Subcontractors                                       256,868       485,158
   Goodwill amortization                                      -        41,623
                                                     ------------  ------------
                                                      1,050,369     1,765,319
                                                     ------------  ------------

Loss before the undernoted                           (1,050,369)   (1,765,319)
Minority interest                                              -       17,879
(Loss) on Investments                                  1,059,197            -
                                                     ------------  ------------
Net loss for the year                                $(2,109,566)  $(1,747,440)
                                                     ============  ============

Net loss per share, basic and diluted
   (Note 10                                          $     (0.32 $     (0.98)
                                                     ============  ============

--------------------------------------------------------------------------------

                             See accompanying notes.

=======================================================================================================
COI SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Year Ended December 31, 2001
-------------------------------------------------------------------------------------------------------
                                         Common Stock          Additional                    Total
                                 --------------------------     Paid in     Accumulated      Equity
                                    Shares        Amount        Capital       Deficit      (Deficiency)
                                 ------------  ------------   ------------  ------------   ------------

December 31, 1998                  2,700,192         2,700        825,550      (697,681)       130,569

Stock options (Notes 10)                  --            --      2,149,612            --      2,149,612

Issue of shares (Note 9(a))        1,220,000         1,220      2,731,580            --      2,732,800

Issue of shares (Note 9 (b))         138,000           138        308,982            --        309,120

Issue of shares (Note 9 (c))         440,350           440        205,560            --        206,000

Net loss 1999                             --            --             --    (5,589,328)    (5,589,328)
                                 ------------  ------------   ------------  ------------   ------------

December 31, 1999                  4,498,542         4,498      6,221,284    (6,287,009)       (61,227)

Stock options (Note 10)                   --            --        127,654            --        127,654

Issue of shares (Note 9(d))        2,200,000         2,200        393,800            --        396,000

Issue of shares (Note 9(e))          775,000           775        192,975            --        193,750

Issue of shares (Note 9(f))          800,000           800        186,400            --        187,200

Issue of shares (Note 9(g))          100,000           100         18,650            --         18,750

Net loss 2000                             --            --             --      (574,857)      (574,857)
                                 ------------  ------------   ------------  ------------   ------------

December 31, 2000                  8,373,542   $     8,373    $ 7,140,763   $(6,861,866)   $   287,270

Issue of shares (Note 9(h))          160,000           160        15,840            --          16,000

Issue of shares (Note 9(i))        3,000,000         3,000        225,000            --        228,000

Issue of shares (Note 9(j))          180,000           180         21,420            --         21,600

Issue of shares (Note 9(k))          155,000           155         15,345            --         15,500

Reverse stock split(Note(9(l))   (10,388,032)       (10,387)       10,387            --             --
                                 ------------  ------------   ------------  ------------   ------------
                                   1,480,510         1,481      7,428,755     6,861,866        568,370

Issue of shares  (Note 9(m))       1,900,000         1,900      1,233,100                    1,235,000

Stock options (Note 10)                                           231,008                      231,008

Net loss 2001                                                                (1,747,440)    (1,747,440)
                                 ------------  ------------   ------------  ------------   ------------

December 31, 2001                 3,380,510   $     3,381    $ 8,892,863   $(8,609,306)   $   286,938

Issue of Shares (Note 9(n))           500,000          500           199,500                     200,000

Issue of Shares (Note 9(o))           287,500          288           200,912                     201,200

Issue of Shares (Note 9(p))         3,855,000        3,855           381,645                     385,500

Issue of Shares (Note 9(q))         3,892,174        3,892           717,934                     721,826

Issue of Shares (Note 9(r))            44,000           44             5,676                       5,720

Issue of Shares (Note 9(s))         1,496,112        1,496           283,636                     285,132

Issue of Shares (Note 9(t))          (275,000)        (275)        (178,475)                   (178,750)

Net loss 2002                                                                (2,109,566)    (2,109,566)
                                 ------------  ------------   ------------  ------------   ------------
December 31, 2002                  13,180,296   $ 13,181    $    10,503,691 $(10,718,872)   $ (202,000)
                                 ============  ============   ============  ============   ============
-------------------------------------------------------------------------------------------------------

                             See accompanying notes.

================================================================================================
COI SOLUTIONS, INC.
STATEMENT OF CONSOLIDATED CASH FLOWS
Year Ended December 31                                                    2002            2001
------------------------------------------------------------------------------------------------
Cash derived from operating activities
       Net (loss) for the year                                      $(2,109,566)    $ (1,747,440)
       Adjustments to net loss to reconcile to
        net cash from continuing operation
           Services for stock                                       $  1,610,828    $   1,519,108
           Minority interest                                             (18,381)         (17,879)
           Investment write off                                                1
           Write off of Goodwill                                         182,187              -
           Amortization                                                        -           41,623
                                                                       -----------      ----------
                                                                        (334,931)        (204,588)

         Changes in non-cash working capital components
           Prepaid expenses and deferred development cost               1,079,286         112,080
           Accounts payable and accrued liabilities                      (682,666)        (83,340)
           Advances from directors                                       (151,574)         71,531
                                                                       ------------     ----------
                                                                          245,046         100,271
                                                                       ------------     ----------

Net cash provided by (used in) operating activities                       (89,885)       (104,317)

Financing
       Issue of common shares                                                9,800        228,000
       Proceeds from loan (net)                                             74,800         50,420
                                                                       ------------   ------------
                                                                            84,600        278,420
                                                                       ------------   ------------

   Investing
       Acquisition of TeleMedica Group.com, Inc. (note 3)                                (228,000)
                                                                       ------------   ------------

Decrease in cash during the year                                            (5,285)       (53,897)

Cash, beginning of year                                                      5,285         59,182
                                                                       ------------   ------------

Cash, end of year                                                      $        NIL    $     5,285
                                                                       ============   ============

------------------------------------------------------------------------------------------------


                             See accompanying notes.

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
--------------------------------------------------------------------------------

1. NATURE OF OPERATIONS AND GOING CONCERN

NATURE OF OPERATIONS

COI Solutions, Inc. was incorporated in Nevada August 1, 1997. The Company builds electronic business solutions for global organizations based on a `community of interest' principle. The Company's prime focus was developing network based applications for the delivery of healthcare services.

GOING CONCERN

As of December 31, 2002, the company has experienced a cumulative loss of $10,716,872. Since no further capital is available at the present time, operations have ceased.

--------------------------------------------------------------------------------


2. SIGNIFICANT ACCOUNTING POLICIES

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

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
--------------------------------------------------------------------------------

2. SIGNIFICANT ACCOUNTING POLICIES (continued)


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

Since the company has abandoned its plans to develop the e health platforms and Has dissolved its subsidiary company, all goodwill has been written off.

STOCK-BASED COMPENSATION

Compensation costs for stock options are measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock awards is recorded based on the quoted market value of the Company's stock at the time of grant. (No stock options were issued in the year)

EARNINGS PER COMMON SHARE

Basic earnings (loss) per share amounts have been computed based on the average number of common shares outstanding. Diluted earnings (loss) per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding options, calculated using the treasury stock method, unless they are antidilutive.

DEFERRED SYSTEM DEVELOPMENT COSTS

Deferred system development costs are recorded at cost. The cost will be amortized on a straight line basis over a 3 year period when operations commence.


The company has ceased all systems development, and accumulated costs to date have been written off in the current years operation.

-------------------------------------------------------------------------------


3.       SUBSIDUARY

The company has abandoned all plans to develop its e-health care business through its subsidiary Telemedica Group.com, Inc. and therefore , (TMG) has been dissolved.

--------------------------------------------------------------------------------


4.       INVESTMENT

In September 1999 the Company acquired a 50% interest in Community Builder.com. The company has not commenced operations and has no revenue or assets. There was no capital invested by COI Solutions, Inc. and the 50% interest was obtained in exchange for providing future consulting services in the development of the company. Community Builder.com was formed to build and market a set of Internet tools that will better enable professionals to communicate via video conferencing, audio conferencing and text conferencing. The investment of $1 has been written off and all plans for future development abandoned.

--------------------------------------------------------------------------------

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
--------------------------------------------------------------------------------


5. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES              2002          2001
                                                       ---------    ---------

Accounts payable
   Trade                                               $      0     $269,876
   Management fees                                            0      177,000
   Management expense                                         0      192,790
                                                       ---------    ---------
                                                              0      639,666
Accrued liabilities
   Professional fees                                          0       25,000
   Other                                                      0       18,000
                                                       ---------    ---------
                                                       $    NIL     $682,666
                                                       =========    =========
--------------------------------------------------------------------------------

6. DUE TO DIRECTORS

Directors had advanced funds for operating expenses in 2001 amounting to $151,574. The loans have been repaid.

--------------------------------------------------------------------------------

7.     LOANS PAYABLE                                      2002        2001
                                                       ---------    ---------

Loan payable                                           $202,000     $ 127,200
                                                       =========    =========

The loans payable at December 31, 2001 have been repaid and the current loan payable of $202,000 has no terms for interest or repayment date. The loan has been made by Alternate Energy Corporation in order to pay debts of the Company as of December 31, 2002 as follows:

Administration                                                         $100,234
Corporate services                                                        1,266
Communications                                                              500
Investors loans                                                          90,000
Employee settlement                                                       8,000
General                                                                   2,000
                                                                       --------
                                                                       $202,000
                                                                        =======

As per the Agreement of Purchase and Sale (note 14) between COI Solutions, Inc. and Alternate Energy Corporation, this loan will be retired.

--------------------------------------------------------------------------------


8. CAPITAL STOCK


Authorized:
   100,000,000 Common shares with a par value of $0.001

                                                          2002           2001
                                                       ----------    -----------

Issued:
   13,180,296 Common shares (2001-3,380,510)            $ 13,181     $   3,381
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

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
--------------------------------------------------------------------------------

CAPITAL STOCK (continued)

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

g) On November 3, 2000, 100,000 common shares were issued in exchange for services to a non-related party at an issue price of $0.1875 per share. There was no cash consideration and the $18,750 has been charged as compensation and included in operating expenses on the statement of operations. $100 being the par value, was credited to share capital and $18,650 was credited to additional paid in capital

h) On January, 9 2001, 160,000 common shares were issued in exchange for services to a non-related party at an issue price of $0.10 per share. There was no cash consideration and the $16,000 has been charged as compensation and included in operating expenses on the statement of operations. $160 being the par value, was credited to share capital and $15,840 was credited to additional paid in capital

i) On April 4, 2001, 3,000,000 common shares were issued in exchange for 20% interest in TeleMedica Group,com, Inc. with a cash value of $228,000. $3,000 being the par value, was credited to share capital and $225,000 was credited to additional paid in capital

j) On April 18, 2001, 180,000 common shares were issued in exchange for services to a non-related party at an issue price of $0.12 per share. There was no cash consideration and the $21,600 has been charged as compensation and included in operating expenses on the statement of operations. $180 being the par value, was credited to share capital and $21,420 was credited to additional paid in capital

k) On July 3, 2001, 130,000 common shares were issued in exchange for services to a non-related parties at an issue price of $0.10 per share. There was no cash consideration and the $13,000 has been charged as compensation and included in operating expenses on the statement of operations. $130 being the par value, was credited to share capital and $12,870 was credited to additional paid in capital

l) On August 31, 2001, the Company passed a resolution to have an 8 to 1 reverse split on the common shares. The 11,843,542 common shares issued were reduced by 10,363,032 resulting in 1,480,510 common shares with par value of $0.001 each.

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

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
--------------------------------------------------------------------------------

CAPITAL STOCK (continued)

n) On February 1, 2002, 500,000 common shares were issued in exchange for consulting services to a non-related party in exchange for $200,000. There was no cash consideration. $500 being the par value and $199,500 has been charged to paid in capital.

o) On April 1, 2002, 287,500 common shares were issued in exchange for $201,200 in fees owed to directors, consultants. There was no cash consideration and the $201,537 has been charged as a credit against accounts payable and accrued liabilities on the consolidated balance sheet. $288 being the par value, was credited to share capital and $200,912 was credited to additional paid in capital.

p) On July 7, 2002, 3,855,000 Common shares were issued for a cash consideration of $385,500. $3,855 being the par value, was credited to share capital and $381,645 was credited to additional paid in capital.

q) On November 13, 2002, 3,892,174 common shares were issued in exchange for fees owed to directors and consultants in the amount of $721,826. There was no cash consideration and the $721,826 has been charged as credit against accounts payable and accrued liabilities on the consolidated balance sheet, $3,892 being the par value, was credited to share capital and $717,934 was credited to additional paid in capital.

r) On November 14, 2002, 44,000 Common shares were issued as settlement for services rendered to the company, $44 being the par value, was credited to share capital and $5,676 was credited to additional paid in capital.

s) On December 2, 2002, 1,496,112 Common shares were issued as settlement for $285,132 owed investors and creditors of the Company, $1,496 being the par value, was credited to share capital and $283,636 was credited to additional paid in capital.

t) On December 7, 2002, 275,000 Common shares were issued in October 2001 in exchange for $178,750 in fees and expenses. This transaction was not completed and the shares were cancelled and returned to the treasury. $275 was deducted from share capital and $178,485 was deducted from paid in capital.
--------------------------------------------------------------------------------

9. STOCK OPTIONS

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

During 2002, the company did not grant any further options.

The following table summarizes information about options outstanding exercisable at December 31, 2002:

Range of
Exercise                   Number             Remaining           Weighted Avg.
Prices                Outstanding      Contractual Life          Exercise Price
------                -----------      ----------------          --------------

$0.80                    219,385            3 mos to 2 years     $         0.80
$1.00                     74,865            1.00 years           $         1.00
$1.20                      3,750            2.00 years           $         1.20
$4.00                     12,500            1.00 years           $         4.00
                    -------------
                         310,500
                    =============

--------------------------------------------------------------------------------

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
--------------------------------------------------------------------------------


10. LOSS PER SHARE

The company reports loss per share in accordance with the provisions of SFAS No. 128, Earnings Per Share. SFAS No. 128 requires presentation of basic and diluted loss per share in conjunction with the disclosure of the methodology used in computing such loss per share. Basic loss per share excludes dilution and is computed by dividing the loss available to common shares by the weighted average common shares outstanding during the year. Diluted loss per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were converted to common stock.

There were stock options outstanding to purchase 310,500 shares of common stock which were not included in the computation of diluted loss per share because to do so would be antidilutive.

Basic weighted average shares outstanding for the year were 6,521,203: (2001 - 1,706,140).

-------------------------------------------------------------------------------

11. INCOME TAXES

The reconciliation of the statutory federal rate to the Company's effective income tax rate is as follows:

                                                        2002            2001
                                                        ----            ----

Statutory tax (benefit) provision                  $ (2,109,566)   $  (768,874)
Non-deductible expenses                               1,610,828        668,407
(Decrease) increase in valuation allowance             (498,738)       100,467
                                                   -------------   -------------
                                                   $         NIL    $       NIL
                                                   =============   =============

Under SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates.

The tax effect of temporary differences that give rise to deferred income taxes is as follows:

                                                       2002            2001
                                                       ----            ----
Deferred tax assets
    Net operating (loss) carry-forwards               $ 527,280    $    425,061
    Valuation allowance                                (527,280)       (425,061)
                                                   -------------   -------------
                                                   $        NIL    $        NIL
                                                   =============   =============

At December 31, 2002, the Company had approximately $966,049 of net operating loss carry-forwards which will expire as follows:
                                            2007 - $737,717
                                            2009 - $228,332.

The tax return for 2002 has not yet been completed and net operating losses have not been finalized.
--------------------------------------------------------------------------------


12. RELATED PARTY TRANSACTIONS:

During the year the Company had the following related party transactions:

                                                             2002       2001
                                                             ----       ----

Management fees and expenses paid to directors
of the Company                                            336,326      287,550


--------------------------------------------------------------------------------

================================================================================
COI SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
--------------------------------------------------------------------------------


13. COMPARATIVE FIGURES

Certain of the prior years' financial statements have been reclassified to conform with the current years' financial statements presentation.

Prior years' figures were audited by another Certified Public Accountant.

--------------------------------------------------------------------------------


14. SUBSEQUENT EVENT:

On February 25, 2003, the Company entered into an agreement to purchase all the assets of Alternate Energy Corporation (AEC) for 104,000,000 Restricted common shares of the company and the discharge of the loan payable to AEC (note 7). The issuance of the shares of the corporation from treasury will make AEC the majority shareholder, through this process of the reverse take-over, and the closing of the purchase will be completed by May 30, 2003.

In May 2003, the Company will complete a 2.2 to 1 reverse stock split (reducing the number of shares from 13,180,926 to 5,991,044) and will change its name to Alternate Energy Corporation. The capital structure will change and increase the authorized Common shares to 150,000,000 Common shares


15. CONTINGENT LIABILITY

The Company has been sued by the Securities and Exchange Commission. On August 15, 2002 the Securities and Exchange Commission filed a civil lawsuit against the Company, its former CEO and other individuals. The SEC alleges in its complaint that COI Solutions engaged in a scheme to pay illegal kickbacks to representatives of a European fund contrived by the FBI and making false and misleading statements in filing on Form S-8. The SEC is seeking injunctive relief enjoining any violations of the securities laws in the future and is also seeking civil penalties. The Company has had settlement discussions with the SEC and the SEC has indicated that it does not intend to seek civil penalties if the Company enters into an injunction. However, as of the date of these financial statements no settlement agreement has been signed and there is no guarantee that such settlement will be entered into.