Form 10QSB
period 2003-03-31
COI SOLUTIONS INC
filed 2003-05-20
CIK 1075773

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ending March 31, 2003

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

                              6-295 Queen St. East
                                Brampton, Ontario
                                 Canada L6W 4S6
                    (Address of principal executive offices)

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

Yes [X] No [ ]

The number of common shares without par value outstanding on March 31, 2003 was 13,180,296 shares.

COI SOLUTIONS, INC.
CONDENSED BALANCE SHEET
                                                      MARCH, 31     December, 31
Unaudited                                               2003            2002
--------------------------------------------------------------------------------
ASSETS                                              $       Nil     $       Nil
                                                    ============    ============

LIABILITIES
Current
     Accounts Payable and accrued liabilities       $     6,778     $         0
     Loans payable                                      202,000         202,000
                                                    ------------    ------------
                                                        208,778         202,000
                                                    ------------    ------------

SHAREHOLDERS' EQUITY
Capital stock (Note 2)                                   13,181          13,181
Additional paid in capital                           10,503,691      10,503,691
Deficit                                             (10,725,650)    (10,718,872)
                                                    ------------    ------------
                                                        208,778        (202,000)
                                                    ------------    ------------
                                                    $         0     $          0
                                                    ============    ============



               See accompanying notes to the financial statements.

COI SOLUTIONS, INC.
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ending March 31                        2003               2002
--------------------------------------------------------------------------------

Revenue                                        $        NIL        $       NIL
                                               -------------       -------------

Expenses
     Management fees                                      0              30,000
     Professional fees                                    0               6,500
     Consulting                                           0              46,650
     Administrative                                   6,778               8,130
     Goodwill amortization                                0              10,407
                                               -------------       -------------
                                                      6,778             101,687
                                               -------------       -------------


Net earnings (loss)                            $    (6,778)        $   (101,687)
                                               ------------        -------------

Weighted basic average shares                   13,180,296            3,380,510
                                               ============        =============




               See accompanying notes to the financial statements

COI SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
Three Months Ending March 31                               2003          2002
--------------------------------------------------------------------------------

Cash flows from (applied to)

     OPERATING
            Net earnings (loss)                          $  (6,778)   $(101,687)
            Goodwill amortization                               --       10,407

     Changes in
            Accounts payable and accrued liabilities         6,778       88,485
                                                         ----------   ----------
                                                                 0        2,795
                                                         ----------   ----------


Net increase (decrease) in cash during the year                 (0)      (2,785)

Cash, beginning of period                                        0        5.285
                                                         ----------   ----------

Cash, end of period                                      $       0    $   2,490
                                                         ----------   ----------




               See accompanying notes to the financial statements.

COI SOLUTIONS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited) March 31, 2003
--------------------------------------------------------------------------------

1.       GENERAL

The unaudited condensed statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim statements are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in THE COMPANY'S annual financial statements and footnotes thereto. For further information, refer to the financial statements and related footnotes for the year ended December 31, 2002 included in THE COMPANY'S Annual Report on Form 10-KSB

INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. There are no income taxes for the current period as THE COMPANY has approximately $966,049 of net operating loss carry-forwards, which expires between 2007 to 2009. The realization of the tax loss carry-forward is contingent upon certain facts and circumstances, therefore the Company may not be able to realize the net operating loss carry-forward.

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

There were stock options outstanding at March 31, 2003 to purchase 310,500 of common stock, December 31, 2002 - 310,500

Basic weighted average shares outstanding March 31, 2003 were 6,521,203, December 31,2002 - 6,521,203.


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

For the quarter ended March 31, 2003, The Company discontinued operations on all e-healthcare applications, distribution and management of life, health and other insurance products, and the development of related web based platforms. The Board of Directors in consultation with significant shareholders elected to acquire the assets of Alternate Energy Corporation (AEC), a Nevada based private company. This transaction will be accomplished through AEC passing a limited amount of cash and ownership of its assets to COi in return for COi common stock. The COi Board will then resign and a new board will be appointed, and the company name will change to Alternate Energy Corporation (AEC). The Company is currently applying its full resources to the execution of this transaction, which is planned to complete in the second quarter of 2003.

Founded in March 2000, AEC owns patented technologies that enable electric utility companies and large multi-national industrial companies to significantly increase their power output. This is accomplished without increasing the amount of fossil fuel that is used, which provides two additional benefits: less dependency on imported fossil fuels and lower fossil fuel pollution levels. AEC's patented technologies provide this increased power through reclaiming heat energy that is typically lost to the environment when producing electric power and also through reducing the cost and complexity of the equipment required in typical utility operations. AEC technologies can enable the North American Electric Utility industry to produce more power and grow its annual revenues without changing the industry's current level of operating costs. AEC plans to collect a percentage of the new revenues generated by these utilities.

AEC's technology and partner relationships also have application in the small business and residential markets. AEC will pursue future opportunities to generate cost efficient and environmentally friendly power in these markets.


SALES

No sales occurred in the quarter ending March 31, 2003, as the company's full resources were engaged in executing the transition noted above.

COSTS AND EXPENSES

Expenses for the quarter ended March 31, 2003 were $6,778, compared to $101,687 for the same period of 2002. The decrease was contributed to the wind down of previous company operations and the execution of the administrative processes required to implement the transition to AEC, planned for Q2 of 2003.

FINANCIAL CONDITION AND LIQIDITY

As of March 31, 2002, The Company had no cash. Any funds required for future operations will be the responsibility of the new Board of Directors.

There can be no assurance that The Company will be successful in executing its plans.


ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "EXCHANGE ACT" ), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chairman, Mr Robert G. Jones, and Ms. Geeta Naipaul-Denton, President. Based upon that evaluation, our Chairman and President concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

None.

Item 3.  Default Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.

Change in Registrant's Certifying Accountant

         On April 15, 2003 the Board of Directors of the Company informed its certifying account, Marvin B. Seidman, CPA, that the Company would instead be using Danziger & Hochman CA, as its certifying accountants.

         In the past fiscal year Marvin B. Seidman included a "going concern" opinion in their audit report. There were no disagreements with the former accountants

         The Company has subsequently engaged Danziger & Hochman CA, as the Company's certifying accountant.


Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K have been filed for the period ended MARCH 31, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, THE REGISTRANT has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Dated this 20th day of May, 2003.

                                                COI SOLUTIONS, INC.

                                                BY: /s/ GEETA NAIPAUL-DENTON
                                                    ------------------------
                                                    GEETA Naipaul-Denton,
                                                    President and a Member
                                                    of the Board of Directors

CERTIFICATION PURSUANT TO SECTION 302 OF THE ARBANES-OXLEY ACT OF 2002

         I, Robert Jones , certify that:

         1. I have reviewed this annual report on Form 10-QSB of COI Solutions, Inc. (the "REGISTRANT");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "EVALUATION DATE"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our required evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant 's ability to record, process, summarize and report financial data and have identified for the registrant 's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant 's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By /s/ ROBERT JONES
   ---------------------------
   Robert Jones
   CHAIRMAN OF THE BOARD OF DIRECTORS

Date: May 20, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

         I, Geeta Naipaul Denton , certify that:

         1. I have reviewed this annual report on Form 10-QSB of COI Solutions, Inc. (the "REGISTRANT");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "EVALUATION DATE"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our required evaluation as of the Evaluation Date;

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


By /s/ GETTA NAIPAUL DENTON
   ----------------------------
   Geeta Naipaul Dention
   PRESIDENT

Date: May 20, 2003