Form 10QSB
period 2003-06-30
ALTERNATE ENERGY CORP
filed 2003-08-18
CIK 1075773

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2003

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28015

                       ALTERNATE ENERGY CORPORATION, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                               86-0884116
        - - - - - -                                         - - - - - - - - - -
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)



                           105-3325 North Service Road
                               Burlington, Ontario
                                 Canada L7N 3G2
                    (Address of principal executive offices)

         Registrant's telephone number including area code: 905.332.3110

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

Yes [X] No [ ]

The number of common shares without par value outstanding on June 30, 2003 was 110,399,377 Shares.


ALTERNATE ENERGY CORPORATION, INC.
CONDENSED BALANCE SHEET


                                                               June, 30         March, 31
Unaudited                                                        2003             2003
-------------------------------------------------------------------------------------------
Assets                                                     $         --       $         --
Patents and Technology                                           62,863
                                                           =============      =============



LIABILITIES
Current
             Accounts payable and accrued liabilities      $    113,345       $      6,778
                 Loans payable                                      100            202,000
                                                           -------------      -------------

                                                                113,445            208,778
                                                           -------------      -------------


SHAREHOLDERS' EQUITY
Capital stock (Note 2)                                          118,436             13,181
Additional paid in capital                                   10,664,554         10,503,691
Deficit                                                     (10,833,572)       (10,725,650)
                                                           -------------      -------------

                                                                (50,582)          (208,778)
                                                           -------------      -------------

                                                           $     62,863       $          0
                                                           =============      =============


See accompanying notes to the financial statements.
-------------------------------------------------------------------------------------------

ALTERNATE ENERGY CORPORATION, INC.
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

Three months ending June 30                     2003                  2003
--------------------------------------------------------------------------------

Revenue                                     $          --         $          --
                                            --------------        --------------


Expenses
         Management fees                                0                     0
         Professional fees                          4,025                     0
         Consulting                                     0                     0
         Administrative                           103,897                 6,778
         Goodwill amortization                          0                     0
                                            --------------        --------------
                                                  107,922                 6,778
                                            --------------        --------------

Net earnings (loss)                              (107,922)               (6,778)
                                            ==============        ==============



Basic Net loss per share                               --                  0.00



Weighted basic average shares                 110,399,377            13,180,296
                                            ==============        ==============



See accompanying notes to the financial statements.
--------------------------------------------------------------------------------


ALTERNATE ENERGY CORPORATION, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)


Three months ending June 30                                     2003           2003
--------------------------------------------------------------------------------------
Cash flows from (applied to)

Operating
             Net earnings (loss)                             (107,922)         (6,778)
             Goodwill amortization                                 --              --

Changes in
              Accounts payable and accrued liabilities        106,567           6,778
                                                            ----------      ----------

                                                               (1,355)              0
                                                            ----------      ----------

Investing
       Purchase of Patents and Technology                     (62,863)             --




Financing

             Loan Payable                                    (201,900)             --

             Issuance of shares                               266,118              --
                                                            ----------      ----------


                                                               64,218              --
                                                            ----------      ----------


Net increase (decrease) in cash during the year                     0               0

Cash beginning of period                                            0               0

                                                            ----------      ----------

Cash end of period                                          $      --       $      --
                                                            ----------      ----------


See accompanying notes to the financial statements.
--------------------------------------------------------------------------------------

ALTERNATE ENERGY CORPORATION, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited) March 31, 2003
--------------------------------------------------------------------------------

1.       GENERAL

         The unaudited condensed statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations or interim statements are not necessarily indicative of results to be achieved for full fiscal years.

         As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in THE COMPANY'S annual financial statements and footnotes thereto. For further information, refer to the financial statements and related footnotes for the year ended December 31, 2002 included in THE COMPANY'S Annual Report on Form 10-KSB.

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

         There were stock options outstanding at June 30,2003 to purchase 4,241,136 of common stock March 31, 2003- 310,500.

         Basic weighted average shares outstanding June 30, 2003 were 110,339,377. March 31, 2003 - 13,180,296.


2.       CAPITAL STOCK

         There were 105,255,000 shares issued for this period as well as 4,100,000 shares issued in stock options.

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

For the quarter ended June 30, 2003, The Company began operations under the new name Alternate Energy Corporation (AEC) with a newly appointed board of directors. The company will continue on with its commitment to bringing practical and environmentally responsible power solutions to market.

The company (AEC) owns patented technologies that enable electric utility companies and large multi-national industrial companies to significantly increase their power output. This is accomplished without increasing the amount of fossil fuel that is used, which provides two additional benefits: less dependency on imported fossil fuels and lower fossil fuel pollution levels. AEC's patented technologies provide this increased power through reclaiming heat energy that is typically lost to the environment when producing electric power and also through reducing the cost and complexity of the equipment required in typical utility operations. AEC technologies can enable the North American Electric Utility industry to produce more power and grow its annual revenues without changing the industry's current level of operating costs. AEC plans to collect a percentage of the new revenues generated by these utilities.

AEC's technology and partner relationships also have application in the small business and residential markets. AEC will pursue future opportunities to generate cost efficient and environmentally friendly power in these markets.


(a)      Plan of Operation

AEC is currently building and testing a prototype hydrogen production system that is one of the key elements to producing a viable fuel cell to be used in both residential and commercial applications. The prototype is being built at AEC's facility with certain components being provided by outside contractors.

Once the prototype is completed, AEC will commence testing to ensure that the design allows for the production hydrogen in a safe and cost effective manner.

Concurrently, AEC is meeting with potential strategic partners that can help provide the company with technical assistance to mass produce the fuel cell and associated technology and provide a national and international marketing presence. It is envisioned that this partner will help the company initiate a beta test of the technology, placing it with various residential and commercial customers. Additionally, the technology will need to go through extensive safety testing and will have to meet various government safety standards for placement in homes and businesses. It is anticipated that the safety testing and the other steps outlined above will be accomplished in the next 12 months.

In order to accomplish these steps Management estimates that the Company we will require about $1 million. As the company does not have any current revenue, such funds will come from loans from officers and private placements of the company's common stock.

AEC currently has 6 full time employees. In conjunction with the production of prototypes and expected beta testing it is anticipated that the Company will have 12 full time employees at the end of 12 months.


ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the `EXCHANGE ACT'), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our new Chairman, Mr. Blaine C Froats, and Mr. Sean C Froats, Secretary. Based upon that evaluation, our Chairman and Secretary concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

--------------------------------------------------------------------------------

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
--------------------------------------------------------------------------------

                                    PART III

ITEM 1. LEGAL PROCEEDINGS

On August 15, 2002 the Securities and Exchange Commission filed a civil lawsuit against the company, its former CEO and other individuals. SEC v COI Solutions, et al. Case No. 02-80766-CIV-Hurley. The SEC alleges in its complaint that COI Solutions engaged in a scheme to pay illegal kickbacks to representatives of a European fund contrived by the FBI and making false and misleading statements in a filing on Form S-8. The SEC is seeking injunctive relief enjoining any violations of the securities laws in the future and is also seeking civil penalties.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT

On April 15, 2003 the Board of Directors of the company informed its certifying accountant, Marvin B. Seidman, CPA, that the Company would instead be using Danziger & Hochman CA, as its certifying accountants.

In the past fiscal year Marvin B. Seidman included a "going concern" opinion in their audit report. There were no disagreements with the former accountants.

The Company has subsequently engaged Danziger & Hochman CA, as the Company's certifying accountant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) An 8-K has been filed with the SEC on May 22, 2003.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, THE REGISTRANT has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DATED THIS 31ST DAY OF JULY, 2003

                                             ALTERNATE ENERGY CORPORATION, INC.

                                             BY: /S/ BLAINE FROATS
                                                 - - - - - - - - - - - - - - - -
                                                 BLAINE  FROATS,
                                                 CHAIRMAN/CEO AND A MEMBER
                                                 OF THE BOARD OF DIRECTORS

--------------------------------------------------------------------------------

     CERTIFICATION PURSUANT TO SECTION 302 OF THE ARBANES-OXLEY ACT OF 2002

                         I, Blaine Froats, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AEC, Inc. (the "REGISTRANT");

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                          BY /S/ BLAINE FROATS
                                             - - - - - - - - - - - - - -
                                             BLAINE FROATS
                                             CHAIRMAN OF THE BOARD OF DIRECTORS

     Date:  July 31, 2003

--------------------------------------------------------------------------------

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                         I, Sean C Froats, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AEC, Inc. (the "REGISTRANT");

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 ) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                    BY /S/ SEAN C FROATS
                                                       - - - -- - -- - - - -- -
                                                       SEAN FROATS
                                                       SECRETARY

Date:  July 31, 2003
--------------------------------------------------------------------------------