Form 10QSB
period 2003-09-30
ALTERNATE ENERGY CORP
filed 2003-11-19
CIK 1075773

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2003

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

Yes [X] No [ ]

The number of common shares without par value outstanding on September 30, 2003 was 113,806,877 Shares.

================================================================================


ALTERNATE ENERGY CORP.
CONDENSED BALANCE SHEET
                                                       Sept 30            Dec 31
Unaudited                                                2003              2002
------------------------------------------------------------------------------------

Assets                                                                 $         --
Bank                                                      12,287
Prepaid Expenses                                       2,017,832
Patents and Technology                                 4,153,650
                                                    -------------      -------------

                                                       6,183,769                  0
                                                    =============      =============

LIABILITIES
Current
      Accounts payable and accrued liabilities      $     56,752       $    202,000
Loan to Related Party
Loan to Related Party                                    209,533

                                                    -------------      -------------

                                                         266,285            202,000

                                                    -------------      -------------


SHAREHOLDERS' EQUITY
Capital stock (Note 2)                                   129,701             13,181
Additional paid in capital                            17,378,289         10,503,691
Deficit                                              -11,526,387        (10,718,872)

                                                    -------------      -------------

                                                       5,981,603           (202,000)

                                                    -------------      -------------

                                                       6,247,888       $          0

                                                    =============      =============


See accompanying notes to the financial statements.


ALTERNATE ENERGY CORPORATION, INC.
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)


                                       September          September       9 months ended       9 months ended
Three months ending Sept 30               2003              2002               2003                 2002

--------------------------------------------------------------------------------------------------------------

Revenue                             $          --       $          --       $          --       $          --

                                    --------------      --------------      --------------      --------------

Expenses
         Management fees                  120,000              30,000             120,000              90,000
         Professional fees                  5,635                                   9,660              48,500
         Consulting                                            97,656                   0             559,306
         Administrative                   681,880              64,841           2,667,116             184,757
         Goodwill amortization                                 10,407                   0              31,221
                                    --------------      --------------      --------------      --------------
                                          807,515             202,904           2,796,776             913,784
                                    --------------      --------------      --------------      --------------

Net earnings (loss)                      (807,515)           (202,904)         (2,796,776)           (913,784)
                                    ==============      ==============      ==============      ==============

Basic Net loss per share                    -0.01               -0.04               -0.04               -0.17

Weighted basic average shares         113,806,877         140,375,992          79,128,850           4,641,834

                                    ==============      ==============      ==============      ==============

See accompanying notes to the financial statements.


ALTERNATE ENERGY CORP.
CONDENSED STATEMENT OF CASH FLOW
(Unaudited)



                                                              September   9 months ended September
Three months ending Sept 30                                     2003               2002

--------------------------------------------------------------------------------------------------

Cash flows from (applied to)

Operating
             Net earnings (loss)                               (807,515)         (913,784)
             Goodwill amortization                                   --            31,221
             Shares issued for Services
             Loss on Sales of Investments                                         456,250
Changes in
             Accounts payable and accrued liabilities           -56,593            40,215
                                                            ------------      ------------

                                                               (864,108)         (386,098)

                                                            ------------      ------------

Investing
             Purchase of Patents and Technology              -4,090,787




Financing
             Loan Payable                                       209,433            32,800
             Due to Directors                                                     (34,959)
             Issuance of shares                               6,632,310           385,500
                                                            ------------      ------------

                                                              6,841,743           383,341
                                                            ------------      ------------


Net increase (decrease) in cash during the period             1,886,848            -2,757

Cash beginning of period                                                           39,525

                                                            ------------      ------------

Cash end of period                                          $    12,287       $     2,528

                                                            ------------      ------------

See accompanying notes to the financial statements.

ALTERNATE ENERGY CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited) September 30, 2003


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

There were stock options outstanding at September 30, 2003 to purchase 4,241,136 shares of common stock, June 30, 2003-4,241,136.

Basic weighted average shares outstanding September 30, 2003 were 113,806,877. June 30, 2003 - 110,399,377

2. CAPITAL STOCK

There were 11,265,000 shares issued for this period. These shares were issued for the purchase of the hydrogen production technology as well as for payment for consulting services for a number of executives and professional people.


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

For the quarter ended September 30, 2003, The Company will continue on with its commitment to bringing practical and environmentally responsible power solutions to market.

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

(a) Plan of Operation

AEC is currently building and testing prototype units for the hydrogen production system that is one of the key elements to producing a viable fuel cell to be used in both residential and commercial applications. The prototype units are being built at AEC's facility with certain components being provided by outside contractors.

The prototype units are being tested in our newly built lab to ensure that the design allows for the production hydrogen in a safe and cost effective manner.

Concurrently, AEC is meeting with potential strategic partners that can help provide the company with technical assistance to mass produce the fuel cell and associated technology and provide a national and international marketing presence. It is envisioned that this partner will help the company with the hydrogen production system technology, placing it with various residential and commercial customers. Additionally, the technology will need to go through extensive safety testing and will have to meet various government safety standards for placement in homes and businesses. It is anticipated that the safety testing and the other steps outlined above is expected to be accomplished in the next 12 months.

In order to accomplish these steps Management estimates that the Company we will require about $1 million. As the company does not have any current revenue, such funds will come from loans from officers and private placements of the company's common stock.

AEC currently has 8 full time employees. In conjunction with the production of prototype units it is anticipated that the Company will have a total of 12 full time employees at the end of 12 months.

SALES

No sales occurred in the quarter ending September 30, 2003, as the company has been involved with the installation of new lab facilities and are currently building and testing the prototype units for the hydrogen production system.

COSTS AND EXPENSES

Expenses for the quarter ending September 30, 2003 were $807,515, compared to $202,904 for the same period of 2002. The increase was contributed to the beginning stages of operations for the implementation of the hydrogen production system, as well as the cost of the increased administration processes involved in the progress of the technology.


ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "EXCHANGE ACT"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chairman, Mr. Blaine Froats, and Mr. Jack Wasserman, Treasurer. Based upon that evaluation, our Chairman and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

(b) An 8-K/A has been filed with the SEC on Aug 28, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, THE REGISTRANT has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


DATED THIS 14TH DAY OF NOVEMBER, 2003


                       ALTERNATE ENERGY CORPORATION, INC.


                       BY: /S/ BLAINE FROATS

                           - - - - - - - - - - - - - - - -
                           BLAINE FROATS,
                           CHAIRMAN/CEO AND A MEMBER
                           OF THE BOARD OF DIRECTORS

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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


          BY /S/ BLAINE FROATS

             - - - - - - - - - - - - - -
             BLAINE FROATS
             CHAIRMAN OF THE BOARD OF DIRECTORS
          Date: November 14, 2003

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                        I, Jack Wasserman, certify that:

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



          BY /S/ JACK WASSERMAN

             - - - -- - -- - - - -- -
             JACK WASSERMAN
             TREASURER
          Date: November 14, 2003