Form 10KSB
period 2003-12-31
ALTERNATE ENERGY CORP
filed 2004-03-16
CIK 1075773

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                    COMMISSION FILE NO.
   DECEMBER 31, 2003                                              0-30414

                             ALTERNATE ENERGY CORP.
                         (Formerly COI Solutions, Inc.)
                      (Name of Registrant in Our Charter)

             NEVADA                                      86-0884116
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                                      2813
                          (Primary Standard Industrial
                                  Code Number)

                                                          BLAINE FROATS
    ALTERNATE ENERGY CORP.                            ALTERNATE ENERGY CORP.
105 - 3325 NORTH SERVICE ROAD                     105 - 3325 NORTH SERVICE ROAD
    BURLINGTON, ONTARIO,                              BURLINGTON, ONTARIO,
       CANADA 67N3G2                                     CANADA 67N3G2
      (905) 332-3110                                    (905) 332-3110
(Address and telephone number of             (Name, address and telephone number
Principal Executive Offices and                     of agent for service)
  Principal Place of Business)

         Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year. $0

Based on the closing sale price on March 11, 2004, the aggregate market value of the voting common stock held by non-affiliates of Alternate Energy is $14,778,249.

As of March 11, 2004 Alternate Energy had 130,700,395 shares of common stock outstanding.

                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 29, 2002

                                TABLE OF CONTENTS

PART I.........................................................................1
   ITEM 1.  DESCRIPTION OF BUSINESS............................................1
   ITEM 2.  DESCRIPTION OF PROPERTY...........................................12
   ITEM 3.  LEGAL PROCEEDINGS.................................................12
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............12
PART II.......................................................................13
   ITEM 5.  MARKET FOR AEC SOLUTIONS, INC.'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS...............................................13
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.............................................15
   ITEM 7.  FINANCIAL STATEMENTS..............................................18
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE..............................................18
   ITEM 8A. CONTROLS AND PROCEDURES...........................................18
PART III......................................................................19
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................19
   ITEM 10. EXECUTIVE COMPENSATION............................................21
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....23
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................25
PART IV.......................................................................27
   ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K............27
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................28
EXHIBIT 31.1...................................................................1
EXHIBIT 32.1...................................................................1
FINANCIAL STATEMENTS.........................................................F-1

                                     PART I

                                INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

         Information included or incorporated by reference in this Annual Report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

         This Form 10-KSB Annual Report contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis or Plan of Operations" and "Description of Business," as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.


ITEM 1.  DESCRIPTION OF BUSINESS

BACKGROUND

         AEC (formerly known as COI Solutions, Inc.) was incorporated under the laws of the State of Nevada on August 1, 1997 as Expedia Com Global, Inc., to engage in the business of furnishing Internet and telecommunications consulting services to businesses engaged in the health care, trade and commerce, and travel and tourism industries.

         On August 23, 1997, Expedia Com Global, Inc. changed its name to Expediacom Global Inc. On November 16, 1998, Expediacom Global Inc. changed its name to COI Solutions, Inc. The common shares of the Company commenced trading in June 1998 on the Bulletin Board operated by the National Association of Securities Dealers Inc. ("NASD") under the symbol "COSL." The Company's common stock was delisted from the Bulletin Board on October 25, 1999, as a result of the Company's failure to file reports with the Securities and Exchange Commission as mandated by the NASD. The Company filed the Form 10-SB which was declared effective and has traded on the OTC Bulletin Board since July, 2000, under the symbol COII.

         The Company was formerly engaged in the business of furnishing Internet and telecommunications consulting services to businesses engaged in the health care, trade and commerce, and travel and tourism industries.

         During 1997 to 1999, the Company had an agreement with World Telehealth
(WTH), a Florida based healthcare company, to develop their company infrastructure and the associated web based products. This contract was terminated in 1999 due to a lack of funding.

         During 1999 to 2001, the Company provided consulting services to build the TeleMedica Group business. The Company developed a web based platform to allow the facilitation of healthcare services on a global basis. An additional administrative application was under development in 2001 and 2002 to facilitate the marketing and servicing of insurance products to expatriates living outside their country of origin. Through the conversion of debt to equity, the Company acquired a 95% ownership stake in TeleMedica during the period from October 2000 to April 2001.

         In 2002 the Company entered into an agreement to acquire an Asian health insurance concern, ICura. However, in August 2002 our partner in the transaction pulled out after significant expense was incurred.

         In December 2002, the Company entered into an agreement with AEC1, Inc., formerly known as Alternate Energy Corp. to acquire their assets. AEC1, Inc. is a company that is not in the industry that the Company was in. However, the board of directors decided that the Company would not be able to execute its e-health business plan. The agreement with AEC1, Inc. required the Company to initiate a 2.2 for 1 reverse split. The Company then issued 104,870,715 new shares to AEC1, Inc. and received a forgiveness of $202,000 of debt owed to AEC1, Inc. for the assets. The acquisition of the assets was completed on May 23, 2003 and a new board of directors was elected. The Company changed its name to Alternate Energy Corp. and its trading symbol to "ARGY."

OVERVIEW

         AEC is an energy company committed to delivering innovative, practical and environmentally responsible fuel and power solutions to consumer, commercial and government markets. The Company's main technology is focused on production of on-demand hydrogen. We believe AEC's hydrogen production process is designed to overcome two major industry obstacles - affordability and safety. The hydrogen production system leverages a proprietary chemical process that yields fuel-cell-quality hydrogen from fresh or salt water, with no known harmful by-products. Since AEC's hydrogen-maker requires little space, we believe it can be designed to directly supply almost any application on an as-needed basis, eliminating the need to store hydrogen in a compressed state.

         AEC is focused upon the commercialization of its patent pending hydrogen technology. The Company believes its hydrogen technology will have application in the areas of stationary and portable fuel cell applications, back-up power applications, electric-powered and gas combusting vehicles, and residential and commercial/industrial applications for users wishing to gain independence from the existing electricity grid. AEC is moving to complete the necessary engineering refinements and industry certifications.

         Management believes that AEC's long-term growth prospects are positively affected by several market and industry trends including continued uncertainty about the price and availability of fossil fuels, growing consumer demand for a reliable alternative to the public electric power grid, continued concerns about the impact of fossil fuels and greenhouse gases on the global environment and serious concerns with the increasing reliance on imported fossil fuels for Western nations.

         Unlike most of its competitors, AEC's process does not generate its hydrogen from fossil fuels. It also does not require any of electric power. Nor does it require a large scale manufacturing process. The Company believes that its technology will have both substantial environmental and cost-competitive advantages in the marketplace.


TECHNOLOGY

         The AEC Hydrogen Production Technology improves the production of hydrogen, and resultant gaseous formation, without the need for external energy input at time of production. The components are comprised of a unique metal alloys immersed in an aqueous media. These alloys can produce effective, highly purified hydrogen utilizing a low cost mix of materials.

         Suitable water sources for the aqueous media includes, but are not limited to, distilled water, natural sea water, artificial sea waters formulated with the addition of mineral salts to distilled or other water, brine, mineral waters, or any manner of natural fresh waters.

         Upon immersion of fabricated alloys into the aqueous media, immediate production of aqueous ions and gaseous components, including but not limited to, hydrogen and oxygen, result. No source of external energy is introduced or required for such production. The process does not involve electrolysis, or the use of external source of electrical power of any manner. Removal apparatus for the oxygen are not required for the purity levels required in use by alkaline fuel cells and internal combustion engines.

         Gaseous output has been successfully utilized as the sole fuel source to power an internal combustion engine for indefinite periods of time, with only the ongoing addition of water, and as the power source for a motorized fuel cell vehicle. The output from the AEC process was certified by Maxxam Analytics, and analytical laboratory company in Canada, to be 99.9% pure hydrogen on October 7, 2003.

STRATEGY

         AEC's strategy is to attempt to achieve a leading market position in the market segments that we believe that we can penetrate rapidly and with relatively little difficulty. The factors evaluated in selecting the initial markets include market size, certifications and licenses required, established competitors, distribution channels, ease of penetration, warranty and service, and several others.

         Based upon AEC's evaluation of the various factors, we have targeted for initial penetration the commercial back-up power market due to initial speed to market, large market, open market, distribution channels, and ease of penetration, along with the green energy markets due to its being a small market that we believe can be quickly and relatively easily captured through an open market, strong distribution channels, and ease of penetration. Phase II markets include Marine Power due to its being a smaller market with high margins which can be readily accessed and Vehicle Propulsion due to the large amount of grant and other subsidized financing available.

         In entering the initial markets, AEC is first introducing the technology to the various resources that would add the proper imprimatur to the technology, including major engineering firms and US federal government contracting entities. We are looking to these resources to provide an evaluation of the technology including engineering and test reports, determination of their market strengths and available support in distributing the technology, the purchase of units for testing purposes, and introduction to appropriate federal government agencies through their existing relationships. Applications for CRADA and SBIR grants to conduct these tests and purchases may be applied for as part of the development and certification process. Each agency will be approached on a strategic alliance level to assist in not only testing, but deployment throughout their network of agencies and customers within government, and access to their Fortune 100 alliances. We additionally intend to create a targeted advisory panel and develop relationships with these key individuals as appropriate.

         Upon establishing a secure position in its initial markets, AEC will consider additional markets as appropriate. AEC has divided its prospective markets into four phases as follows: PHASE I - IMMEDIATE IMPLEMENTATION: Markets that have immediate corporate action and resources; PHASE II - SECONDARY
IMPLEMENTATION: Upon establishing a solid marketing position in Phase I markets, Phase II markets may be selectively considered while not distracting from the market penetration of Phase I markets. Phase II market operations may be prepared during implementation of Phase I. PHASE III - MID RANGE MARKETS: Upon establishing solid control of Phase I markets and strong market position in Phase II markets, Phase III markets may be selectively developed. PHASE IV - LONG RANGE MARKETS: These markets may be postponed for an extended period until prior phases are accomplished.

         Based upon AEC's evaluation of the various market segments (see Marketing for further details), it has categorized them as follows:

         PHASE I - IMMEDIATE IMPLEMENTATION: Commercial Back-Up Power, Green Energy (Residential and Commercial)

         PHASE II - SECONDARY IMPLEMENTATION: Technology Back-Up Power, Marine Power Systems, Vehicle- Propulsion, Vehicle- Electric Power/Hybrid, Offshore Emergency Back-Up

         PHASE III - MID RANGE MARKETS: Residential Back-Up Power- Retrofit, Off The Grid (Residential and Commercial), First Responder, Emergency Power

         PHASE IV - LONG RANGE MARKETS: Government Back-Up Power, New Residential Construction, Offshore Brown Out, Offshore Ecological


PRODUCT

         AEC's hydrogen production system leverages a proprietary chemical process that yields fuel-cell-quality, on-demand hydrogen from fresh or salt water, with no known harmful by-products - at low comparative cost. AEC first purchased the technology from the creator in July, 2003 in exchange for the payment of 4,500,000 shares of the Company's common stock and $140,800 in cash and later acquired the proprietary hydrogen technology for all fuel cells globally in September of 2003.

         We have been further refining the hydrogen production process at our head office facility in Burlington, Ontario, Canada. Due to the strict purity and volume requirements of a fuel cell, our engineering team has worked in conjunction with a number of recognized independent laboratories to ensure that outputs met acceptable levels for this application. We have also been working with Astris Energi Inc. under a letter of intent to enter into a joint venture agreement. Astris has used AEC's affordable hydrogen on their 1kw alkaline fuel cell. AEC further validated our proprietary process when its hydrogen successfully powered the Astris' 1kw golf cart on September 16th, 2003 using hydrogen derived from water with no other energy input.

         Currently, patent applications have been filed for our on-demand hydrogen technology and we are conducting third party lab testing to quantify product-engineering specifications, as well as refining the technology into a smaller size for more practical market applications.


RESEARCH AND DEVELOPMENT

         Based on 25 years of research and development, we believe that the hydrogen production system is now at a stage that can be turned over to a specially qualified engineering group. Our in-house research team has bench tested the results of the technology configuration. This configuration and its associated mechanical designs are now ready for the final engineering prior to productization and commercialization. Both of these elements will play a major role in marketing the early release units to the Phase I markets as designated in our marketing summary.

         Since May 2003, we have spent in excess of $360,000 on research and development of our hydrogen production process.


MANUFACTURING

         We intend to lease a facility in Oak Ridge, Tennessee, which is located near our research contractor. The Oak Ridge National Laboratory has conducted advanced research on hydrogen for over twenty years and has a broad background and knowledge of this science and its related applications. The location of the fabrication facility in Oak Ridge should also take advantage of the semi-retired and retired PhD's that are available in the area to assist in developing market specific applications for the use of hydrogen. In addition we believe that there is an ample supply of qualified labor to build the initial early release units for each market sector described in our product plan.

         We have located a facility, that should be very reasonable to rent or purchase, which was built by the Tennessee Valley Authority for similar research on energy products. Management believes this area offers a unique source of knowledgeable expertise and capacities.


MARKETING

         We have evaluated the prospective markets for our products by several evaluation criteria. The results are numerically summarized in the following table (1 = most favorable to the Company and 5 = least favorable to the Company):

             Speed
             to                    Avail-                  Maint-  Cost of           Sales               Warranty
             initial               able   Distrib- Ease of enance  sale,             and                 and       Operating
             product Gross  Market market ution    pene-   cost to marketing         financing Manu-     after     Expect-    Grant
             launch  margin Size   share  channels tration operate overhead  Service structure facturing market    tations    Money
             ------  -----------   -----  -------- ------- ------- --------- ------- --------- --------- --------- ---------  ------
Commercial
  back-up
  power          2      3      2       1         1        1         2        3      2       4          3        1         4      4
Green
  energy
  (res.
  and
  comm.)         1      2      4       2         1        1         2        1      3       1          2        3         1      2

Technology
  Back-up
  Power          2      4      1       4         2        4         3        4      3       2          2        2         4      5
Marine
  Power
  Systems        1      1      4       3         2        2         2        2      3       2          3        2         4      5
Vehicle-
  Propulsion     5      5      1       5         4        5         4        5      5       2          5        5         5      1
Vehicle-         2
  Electric
  Power/hybrid          4      1       5         4        5         4        5      5       2          5        5         5      1
Offshore
  Emergency
  Back-up        3      4      2       3         4        3         2        3      2       4          2        2         5      1
Residential
  Back-up
  Power
  (Retrofit)     1      3      4       2         1        1         3        3      3       4          2        2         3      4



             Speed
             to                    Avail-                  Maint-  Cost of           Sales               Warranty
             initial               able   Distrib- Ease of enance  sale,             and                 and       Operating
             product Gross  Market market ution    pene-   cost to marketing         financing Manu-     after     Expect-    Grant
             launch  margin Size   share  channels tration operate overhead  Service structure facturing market    tations    Money
             ------  -----------   -----  -------- ------- ------- --------- ------- --------- --------- --------- ---------  ------

Off the
  grid
  (res.
  and
  comm.)         2      4      5       5         3        3         2        3      3       4          3        4         1      5
First
  Responder      3      2      3       4         3        4         2        2      3       2          3        3         4      2
Emergency
  Power          2      3      2       5         5        5         3        4      4       4          4        3         5      2

Government
  Back-up
  Power          4      2      2       4         2        3         4        4      4       3          5        4         5      2
New
  Residential
  Construction   3      3      1       4         1        4         5        5      5       2          4        4         4      4
Offshore
  Brown Out      2      3      2       4         5        5         3        4      2       5          3        4         2      1
Offshore
  Ecological     3      4      4       5         5        4         3        3      3       4          2        4         3      3


         The Evaluation Criteria for the foregoing market analysis are defined as follows: SPEED TO INITIAL PRODUCT Launch- After 9 months initial development for first 5 and 10 Kwh products, how long until reasonable initial penetration of the market or establishing a beachhead; GROSS MARGIN- Gross margin on initial product sale based upon competitive products. Does not include estimate of trailing (recurring) revenue streams, which should be 5-8% of sales price in most markets; MARKET SIZE- Comparative number of prospective, qualified customers; AVAILABLE MARKET SHARE- Amount of room for competition given incumbent status; DISTRIBUTION CHANNELS- Availability, penetration levels, relationships, and other factors effecting ability to reach the market and the speed with which this can be done; EASE OF PENETRATION- How established are incumbents, how organized are distribution channels for new products, and quality and reputation of potential distribution channels; MAINTENANCE AND COST TO OPERATE- Customer expectations for care and maintenance and whether done in-house or outsourced to services organizations; COST OF SALE, MARKETING OVERHEAD- Advertising channels, direct sales and internal meetings, cost to develop communications materials, publicity and promotion programs, trade shows and conferences, personnel and support cost (i.e. research, estimating) of closing sale; SERVICE- Technical support organization, large maintenance contracts, nationwide service organizations, availability, cost, and quality; SALES AND FINANCING STRUCTURE- Leasing plans, financing terms, tax credits, federal credits; MANUFACTURING- Cost of meeting different standards, certifications, and packaging requirements for the market; WARRANTY AND AFTER MARKET- Extended warranty contracts for revenue stream, planned replacement and maintenance for critical service applications; OPERATING EXPECTATIONS - Quality control, life cycle, packaging, image requirements. Non demanding customers are a "1" and very demanding customers are a "5" in above rating system; GRANT MONEY- Ease of application and availability of funds.

         Based upon the above market analysis, we have categorized our market priorities as follows:


PHASE I - IMMEDIATE IMPLEMENTATION

         1. COMMERCIAL BACK-UP POWER: Critical power to operate basic functions of a facility in event of power outage. Sub-categories include Healthcare/Medical, Food Service (refrigeration, etc.), Security, Banking, Retail markets. The initial speed to this large, open market, distribution channels, and ease of penetration make this a candidate for immediate implementation despite the difficulties in sales and financing structure (costs as high as 12% for leasing, vendor financing, etc.) and high operating expectations of the customer base.

         2. GREEN ENERGY (RESIDENTIAL AND COMMERCIAL): Concerned citizens and businesses that want to stop pollution already pay 15-20% more per Kwh for their power. Most major power companies support green energy programs either through the public utility or private companies, E.G., PECO, Southern Power, TVA. This is a small market that management believes can be quickly and relatively easily captured due to an open market, strong distribution channels, and ease of penetration. Additionally, almost all other considerations with the exception of Service and Warranty are highly favorable.

PHASE II - SECONDARY IMPLEMENTATION

         1. TECHNOLOGY BACK-UP POWER (EMERGENCY STANDBY POWER): We believe that this is a very large market with relatively rapid speed-to-market opportunities. However, it is not in Phase I due to estimated tight gross margins, strong incumbent competition, issues with penetration, high marketing costs and high user expectations. Due to its size and our belief that we can get to it quickly through excellent distribution channels, this indicates it should receive a higher priority than later phase markets. Target segments include specific organizations that provide critical business operations such as routers, servers, computer infrastructure that are generally outsourced to service groups that provides emergency back-up systems on a monthly contract or long term basis.

         2. MARINE POWER SYSTEMS: Management believes that this is a smaller market but has exceptional margins that we believe we can access reasonably quickly, as certification through such organizations as the U.S. Coast Guard is not often a lengthy process. Replacement of diesel and gas generators that are drop-ins bought every day. Typically, most 32 foot + boats have a generator. Another sub-category is electric generation to batteries to power electric engines for boats, a large trend in the category. We believe that the U.S. military is building many electric ships to avoid weight of diesel fuel and utilize new lightweight batteries. Sail boats are also early adopters of new alternative propulsion systems. The difficulty may be penetration, high marketing and sales costs, and high user expectations take it out of a Phase I candidate where we do not want to address these obstacles initially.

         3. VEHICLE- PROPULSION: Management believes that this market has exceptional obstacles but has the offset of a large amount of federal grant and other subsidized financing available. For this reason alone, initiation of work on this market can be begun in Phase II and may be able to be funded without equity or debt cost. To drive actual vehicle wheels by electric battery that is charged by the unit is possible now. We believe that many government funded programs will require that federal employees drive these units as a priority. Competition is fierce with Honda, Toyota, GM, Ford all working with PEM-based fuel cells, and AEC-Astris' on-demand alkaline fuel cell model needs to be presented and gain acceptance.

         4. VEHICLE- ELECTRIC POWER/HYBRID: For the same reasons as Vehicle Propulsion.

         5. OFFSHORE EMERGENCY BACK-UP: Hurricanes, tornados, typhoons are a regular fact of life in such markets that have regular power interruptions such as Caribbean nations like Jamaica, Bahamas, Cuba, Mexico, the Philippines, Taiwan, India, Bangladesh, Pakistan. The need for back up power is real in all of these nations. Management believes this distribution via such organizations as the Red Cross and other aid organizations is a possibility.


PHASE III - MID- & LONG-RANGE MARKETS

         1. OFF THE GRID (RESIDENTIAL AND COMMERCIAL): This group is characterized as "Alternative lifestyle, anti-establishment" that like new solutions that are environmentally sound to avoid dealing with the U.S. government or large utility companies. We believe that the Internet is a good channel to reach these people. Generally they have good economic demographics. Off the grid is not mainstream electricity users as reliability is the most important concern to the mainstream and they will not switch off their power for a new technology no matter how proven it is at this point. This is a relatively small market with poor margins and the same high maintenance, sale, and financing costs as residential back-up.

         2. RESIDENTIAL BACK-UP POWER & Retro-Fit: Almost same market as "Off The Grid", but also includes some new construction and developers who offer it as a project feature in certain geographic markets. Typically geographically limited to areas where power is problematical, such as Texas and Kansas and other high-lightning strike areas. Most competitive products are sold through Home Depot and Lowes. This is a smaller market with tighter margins (high degree of discounting at retail), high maintenance, costs of sale, service, and financing structures which is the reason we have reserved it for Phase III.

         3. FIRST RESPONDER: Defined as emergency transportation vehicles (EMT, fire and rescue vehicles) that see daily heavy use, where new equipment is often ordered every three years. New rules of homeland security regulations require firehouse, ambulance, medical, and rescue to have back-up power sources. We believe that this market will take some time for product launch and is highly competitive with market shares already established, difficulty of penetration, and high user expectations, justifying a postponed approach until other markets are well established.

         4. EMERGENCY POWER: Ambulance, fire truck generators, portables for use in hurricanes, floods, vehicle accidents, highway service emergency trucks. These applications typically have low Kwh requirements, with similar competitive and market conditions/issues to penetrate. This segment has well established competition, poor distribution channels, and high user expectations.

PHASE IV - LONG-RANGE MARKETS

         1. GOVERNMENT BACK-UP POWER: We believe that critical areas of need are weapons systems, radar, communications, satellite, FAA/airports that generally bid on an RFP basis but also generally serviced by a prime contractor pursuant to long term contracts. Standard is basic operational functionality such as healthcare, food services (refrigeration), etc. Penetration issues include: tight market conditions, high maintenance, cost of sale, service expense and rigorous manufacturing and user expectations make this a final phase market.

         2. RESIDENTIAL USE: U.S. Census statistics show there are over 116.5 million residences listed across all 50 states and the potential for the HVAC and furnace market is large and attractive, but segment issues include tighter margins, tight market conditions, possibly longer time-to-market, difficult penetration due to new standards and codes that are still being written in most jurisdictions, possibly high marketing, maintenance, sales, and service costs (unless a licensee relationship with a major established OEM/distributor is negotiated), has resulted in this segment being moved to a later phase.

         3. OFFSHORE ECOLOGICAL: Geographic concentrations of fossil fuel burning such as Hong Kong, Vietnam, which have attendant health problems and are supported in clean-up by World Bank and other international organizations. A small market group, with very competitive conditions and weak, inefficient distribution channels make the sales, marketing and warranty costs too high to focus on in early Phases.

         4. OFFSHORE BROWN OUT: Most third world countries that have brown outs, such as India, Taiwan, Korea, Philippines, where most major business operations have power back-ups. We believe that American interests in foreign countries likely have back-up for alarm and security systems, which could make this an attractive niche segment at a later phase. Competitive markets with difficult penetration and poor distribution channels combined with high sales and financing costs make this a Phase IV segment.

         5. ELECTRIC POWER- HYBRID: Hybrid gas/electric cars being produced by major manufacturers that can use hydrogen generator to feed batteries. This is much longer time-to-market opportunity. Thus, we have moved it to a later phase of development.


COMPETITION

         Generally there are two main processes in which hydrogen is currently produced in large quantities for either fuel cell use or industrial applications: by extraction of hydrogen from hydrocarbons and by the electrolysis of water. Fossil fuels can be reformed to produce pure hydrogen and within this process natural gas is the most common fuel of choice. This process also produces carbon dioxide emissions and requires excessive power to operate the reformer. Hydrogen can be separated from oxygen in water using electrolysis. This process requires high voltage electricity and is un-economical. Electrolytically produced hydrogen costs around $30/mBtu, natural gas reformed hydrogen about $3/mBtu, and gasoline reformed hydrogen about $9/mBtu.

         We believe that the U.S. hydrogen industry currently produces 9 million tons of hydrogen per year (enough to power 20-30 million cars or 5-8 million homes) for use in chemicals production, petroleum refining, metals treating and electrical applications. Steam methane reforming accounts for 95% of the hydrogen produced in the U. S. Other methods of hydrogen production are gasification of fossil fuels (e.g. coal), splitting water using electricity (electrolysis), heat or light, and thermal or biological conversion of biomass.

         We believe that researchers and companies understand the importance of this fuel. There are fuel cell and vehicle producers, like Ballard and Ford, teaming up with fuel producing companies like Exxon working cooperatively, trying to make a viable, economically competitive hydrogen fuel.

         The two major categories of hydrogen productions systems are fuel cell manufacturing companies, which invariably integrate a fuel production process, and manufacturers and distributors industrial gases, including hydrogen.

         PROTON EXCHANGE MEMBRANE FUEL CELLS (PEM): Most hydrogen fuel cell companies are concentrating on PEM (Proton Exchange Membrane) fuel cells platforms and predominantly involved in the automotive sector. The advantages of the PEM fuel cell include fast startup and load following, and scalability, while disadvantages include that they require high purity H2 fuel, are poisoned by carbon monoxide and sulfur, dependant on platinum (unstable pricing) and requires large compression and storage. Applications include transportation, uninterrupted power supply, and auxiliary power. Some of the major companies involved with PEM fuel cells include Anuvu Fuel Cell Products, Avista Labs, Ballard Power, Direct Methanol Fuel Cell Corp., Plug Power (including H Power, acquired), Placan, Fuel Cell Energy, General Motors, Hitachi, Hydrogenics, Millennium, Mitsubishi, Motorola, MTI MicroFuel Cells, Nuvera Fuel Cells, Proton Energy Systems, and Stuart Energy.

         DIRECT METHANOL FUEL CELLS (DMFC): The companies producing DMFCs include those producing fuel cells that can be fueled directly by any alcohol. The optimal application for DMFCs is in the field of personal electronics, e.g. primary power or battery charging for cell phones, laptops, PDs, and MP players. DMFCs has an advantage over batteries because they have higher energy density, grid independence, and instant "recharging". DMFCs use liquid fuel but require no reformer and operate near room temperature. Primary markets for DMFCs are military (battlefield networking), consumer (grid independence), and industrial (inventory tracking). The companies producing DMFCs include Direct Methanol Fuel Cell Corp; Ballard Power (acquired rights from DTI Energy), Hitachi, Independent Power Technologies, Jadoo Power Systems, Giner, Manhattan Scientifics, Mechanical Technology, Inc. (parent of MTI Micro Fuel Cells), Medis Technologies, Motorola, Neah Power Systems, NEC, Samsung, and Toshiba.

         ALKALINE FUEL CELLS (AFC): The advantages include inexpensive electrolytes and catalysts, fast start-up, low temperature operation, while disadvantages include sensitivity to CO2. Applications include transportation, portable, aerospace (used in US manned spacecraft). Competitors include Astris Energi Inc., a Canadian company (Mississauga, Ontario) that since 1983 has been pioneering the development of alkaline fuel cell electric generators and now has three such power systems fully tested and ready for commercialization, Apollo Energy Systems, Eneco, Independent Power Technologies, Medis Technologies, Inc., and UTC Fuel Cells, a United Technologies Company, maker of AFCs for NASA's Apollo and Space Shuttle programs.

         MOLTON CARBONATE FUEL CELLS (MCFC): The primary advantages of MCFCs are that they operate with the highest efficiency. MCFCs run on natural gas and the system's hot exhaust can be used for cogeneration. The major disadvantages of MCFCs is that they are slow to warm up and load. MCFCs are primarily used for baseload generation, commercial industrial uses, hotels, hospital, and co-generation. The major companies in producing MCFCs are Ansaldo Fuel Cells, CHUBU Electric, Fuel Cell Energy, Inc., and GenCell Hokkaido Electric.

         SOLID OXIDE FUEL CELLS (SOFC): SOFCs run on natural gas and have a higher efficiency than PEMs. They also produce hot exhaust which can be used for cogeneration. Basically SOFCs have application in the areas of APUs, residential, commercial, industrial, and cogeneration. The companies producing SOFCs include Altair Nanotechnologies, CellTech Power, Acumetrrics Adaptive Materials, Inc., Ceres Power, Chubu Electric Power (with Mitsubishi Heavy Industries), Ceramic Fuel Cells, Delphi, EBZGmbH, Franklin Fuel Cells, Fuel Cell Technologies, Fuel Cell energy, General Electric, Global Thermoelectric, Honeywell, McDermott Technology, NexTech Materials, NAGK Insulators, Rolls Royce, Siemens, Siemens-Westinghouse, Sulzer Hexis, TechSys Inc., and Ztek Corp.

         PHOSPHORIC ACID FUEL CELLS (PAFC): The advantages of PAFC are that they are readily available commercially. Their disadvantages are that they are less efficient than MCFCs and SOFCs and require an external reformer. Mainly, PAFCs are used in stationary operations. The two major companies in this area are UATC Fuel Cells and Electrochem, Inc.-Toshiba.

         REGENERATIVE FUEL CELLS: Regenerative Fuel Cells have a single stack so they can run as both a fuel cell and an electrolyzer. The disadvantage of this fuel cell is that there are none yet available in commercially significant power ranges. Regenerative Fuel Cells are used in systems based on intermittent renewable energy, arbitrage of peak and off-peak electricity prices, and self fueling UPS systems.

         Examples of industrial gas providers include Air Liquide (www.airliquide.com), a global provider of industrial and medical gases. Their core business is to supply oxygen, nitrogen, hydrogen and other gases and services to most industries (for example: steel, oil refining, chemicals, glass, electronics, healthcare, food processing, metallurgy, paper and aerospace). Air Products' hydrogen strategy has focused on the supply of hydrogen for demonstration and pilot projects to such organizations as Honda and Toyota. Air Products built and operates an on-site hydrogen production facility, a fuel cell power plant and a fueling station capable of dispensing hydrogen and hydrogen blended fuels to a fleet of light duty vehicles in Las Vegas, Nevada. Praxair is the largest industrial gases supplier in North and South America, is rapidly growing in Asia, and has strong, well-established businesses in Southern Europe. Their primary products are oxygen, nitrogen, argon, helium, hydrogen, electronics gases and a wide range of specialty gases. Praxair was selected as the exclusive hydrogen supplier for Coleman Powermate's new AIRGEN(TM) fuel cell generator. The generator can be used by industrial customers as a back-up power source to keep mission-critical computer and phone systems operating during power outages.

LICENSES

         AEC owns all its technology without any royalty obligations and relies on no licensing agreements for its operations. We anticipate that we may enter into cross licensing agreements with major distribution partners in the future as part of the distribution of its products.


PATENT

         A provisional patent has been filed for our core technology and we have substantially documented the invention date. We have conducted a comprehensive prior art search and are currently preparing the main patent application. We intend to obtain patent protection in the countries that represent approximately 80% of global gross domestic product.

         We additionally own patented technologies that enable electric utility companies and large multi-national industrial companies to significantly increase their power output. This is accomplished without increasing the amount of fossil fuel that is used, which provides two additional benefits: less dependency on imported fossil fuels and lower fossil fuel pollution levels. AEC's patented technologies provide this increased power through reclaiming heat energy that is typically lost to the environment when producing electric power and also through reducing the cost and complexity of the equipment required in typical utility operations. The Canadian patent number is LA2190675 and the US patent numbers are 5,603,218 and 5,910,100. AEC has no current plans for the development of this technology.


GOVERNMENT REGULATION

         It is common for the government to set the standards of alternative energy processes. Hydrogen has not come under those standards as yet. The only regulations that currently apply are for the storage of Hydrogen gas, which our process does not require. However, we believe that the flow, pressure build up, and the fittings used in our applications, whether they are direct ignition or fuel cell application, will eventually come under regulation.


TRADEMARKS

         The Company currently owns no trademarks with respect to its products.


EMPLOYEES

         We currently have 8 full time employees. In conjunction with the production of prototype units we anticipate that we will have a total of 12 full time employees at the end of 12 months. We are currently structured as follows, with a majority of staff on contract (i.e. non-employee) status:

Chairman & CEO                                             Blaine Froats
President & COO                                            Corbee Dutchburn
Executive V.P. (Marketing)                                 Lyle Goodis
Secretary & V.P. Operations                                Sean Froats
Treasurer                                                  Jack Wasserman
Accounting                                                 Jeffery Hayward
Communications                                             Jason Froats
Investor Relations:                                        Suzanne Brydon
Mechanical Engineer                                        Andrew Watson
Chemist                                                    Tom Balanyk
Electrical Engineer                                        Josef Bialorzeski
Lab Assistant                                              Michael Drexler
Receptionist                                               Leslie Whitlock
Secretary to Chairman                                      Marilyn Froats

CONSULTANTS:
--------------------------------------------------------------------------------
Business Development (Government & Special Markets):       Bill Varian
Technical and Marketing:                                   Bart Siegel

         Areas to staff up within the next 12-16 months will be:

Technical and            Oak Ridge Labs and Battell to provide outsourced
Engineering:             Engineering and product certification services.

CFO:                     A full time, experienced (i.e. with public companies)
                         CFO will be required.

Manufacturing:           A Production Manager to oversee sub-contractors who
                         would be manufacturing Hydrogen units.

Sales: A senior Sales Director/Agents with existing relationships.

Technical Marketing      Later into Year 2, a staff person/resource to assist in
& Sales Support:         coordination of all sales and marketing activities.

                                  RISK FACTORS

         WE ARE SUBJECT TO VARIOUS RISKS THAT MAY MATERIALLY HARM OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS. YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES DESCRIBED BELOW AND THE OTHER INFORMATION IN THIS FILING BEFORE DECIDING TO PURCHASE OUR COMMON STOCK. IF ANY OF THESE RISKS OR UNCERTAINTIES ACTUALLY OCCURS, OUR BUSINESS, FINANCIAL CONDITION OR OPERATING RESULTS COULD BE MATERIALLY HARMED. IN THAT CASE, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU COULD LOSE ALL OR PART OF YOUR INVESTMENT.


                          RISKS RELATED TO OUR BUSINESS


AEC HAS LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         We have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 31, 2003 and December 31, 2002, we lost $3,699,119 and $2,109,566, respectively. Our accumulated deficit was $14,571,171 at December 31, 2003. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

AEC MAY NEED TO RAISE ADDITIONAL CAPITAL OR DEBT FUNDING TO SUSTAIN OPERATIONS

         Unless AEC can become profitable with the existing sources of funds we have available, we will require additional capital to sustain operations and we may need access to additional capital or additional debt financing to develop our products. In addition, to the extent that we have a working capital deficit and cannot offset the deficit from profitable sales we may have to raise capital to repay the deficit and provide more working capital attain revenues. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce the pace of business operations. Any of these events could be materially harmful to our business and may result in a lower stock price.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

         There has been a limited public market for our common stock and there can be no assurance that a public trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that AEC will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

         Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

         o    With a price of less than $5.00 per share;

         o    That are not traded on a "recognized" national exchange;

         o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

         o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

         Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

         Our success largely depends on the efforts and abilities of key executives, including Blaine Froats, our Chairman of the Board and Chief Executive Officer. The Company does not have an employment agreement with Mr. Froats and does not maintain key man life insurance on Mr. Froats. The loss of the services of Mr. Froats could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

WE MAY NOT BE ABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, THE FOUNDATION OF OUR BUSINESS, WHICH COULD HARM OUR BUSINESS BY MAKING IT EASIER FOR OUR COMPETITORS TO DUPLICATE OUR SERVICES

         We regard certain aspects of our products, processes, services and technology as proprietary. We have taken steps to protect them with patent applications, restrictions on disclosure and other methods. Despite these precautions, we cannot be certain that third parties will not infringe or misappropriate our proprietary rights or that third parties will not independently develop similar products, services and technology. Any infringement, misappropriation or independent development could severely detriment our operations.

         We may have to resort to litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend ourselves from claims of infringement, invalidity or unenforceability. Litigation may be expensive and divert resources even if we win. This could adversely affect our business, financial condition and operating results such that it could cause us to reduce our operations.

OTHER PARTIES MAY ASSERT THAT OUR TECHNOLOGY INFRINGES ON THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD DIVERT MANAGEMENT TIME AND RESOURCES AND POSSIBLY FORCE AEC TO REDESIGN OUR TECHNOLOGY

         Technology-based industries, such as ours, are characterized by an increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright and other intellectual property rights to technologies that are important to us. While there currently are no outstanding infringement claims pending by or against us, we cannot assure you that third parties will not assert infringement claims against us in the future, that assertions by such parties will not result in costly litigation, or that they will not prevail in any such litigation. In addition, we cannot assure you that we will be able to license any valid and infringed patents from third parties on commercially reasonable terms or, alternatively, be able to redesign products on a cost-effective basis to avoid infringement. Any infringement claim or other litigation against or by us could have a material adverse effect on us and could cause us to reduce our operations.

OUR PRODUCTS USE INHERENTLY DANGEROUS, FLAMMABLE FUELS, WHICH COULD SUBJECT US TO PRODUCT LIABILITY CLAIMS

         Our business exposes us to potential product liability claims that are inherent in hydrogen and products that use hydrogen. Hydrogen is a flammable gas and therefore a potentially dangerous product. Our products produce hydrogen from water utilizing a new metallurgy and chemical process and to the extent that hydrogen is in our product or the surrounding power systems, it is flammable. Any accidents involving our products or other hydrogen-based products could materially impede widespread market acceptance and demand for our hydrogen generator or other products. We have not negotiated a products liability policy at this time and also cannot predict whether we would be able to maintain insurance coverage on acceptable terms. In addition, we may be held responsible for damages beyond the scope of insurance coverage.


ITEM 2. DESCRIPTION OF PROPERTY

         AEC's administrative offices are located at 3325 North Service Road, unit 105, Burlington, Ontario, Canada L7N 3G2 Phone: (905) 332-3110 Fax: (905) 332-2068 www.cleanwatts.com. AEC occupies 3,000 square feet at a rental rate of $1,992,88 CAD per month ($1,517.11 USD per month). Our lease is renewed on a bi-annual basis with the current period ending April 30, 2004.

         We are considering opening a technical and sales satellite office in the U.S. near Oak Ridge, Tennessee.


ITEM 3. LEGAL PROCEEDINGS

         On August 15, 2002 the Securities and Exchange Commission filed a civil lawsuit against the Company, its former CEO and other individuals. SEC v. COI Solutions, et al. Case No. 02-80766-CIV-Hurley. The SEC alleges in its complaint that COI Solutions, while under prior management, engaged in a scheme to pay illegal kickbacks to representatives of a European fund contrived by the FBI and made false and misleading statements in filing on Form S-8. The SEC is seeking injunctive relief enjoining any violations of the securities laws and is also seeking civil penalties. Senior trial counsel has recommended to the Commission that they settle with the Company and that they not impose any civil penalty. As part of Counsel's recommendation the Company would neither admit nor deny any liability. The Commission has not yet approved the recommendation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to the Shareholders during the fourth quarter of 2003. However, in May 2003 certain shareholders voted by written consent to authorize the purchase of the AEC assets as described above, approved a 2.2 for 1 reverse split, approved the increase in the number of authorized shares to 150 million (post-split) and a name change to Alternative Energy Corp.

                                     PART II


ITEM 5. MARKET FOR AEC SOLUTIONS, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our shares currently trade on the Over-the-Counter Bulletin Board under the symbol "ARGY." From January 1, 2002 to May 23, 2003 the Company's shares traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol "COII." Prior to August 24, 2001 the shares traded under the symbol "COSL". The symbol was changed in conjunction with an 8 for 1 reverse split. On October 25, 1999, the Company's shares were delisted from the Bulletin Board as a result of the Company's failure to file reports with the Securities and Exchange Commission pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. On October 26, 1999, the Company's shares began trading in the "Pink Sheets" owned by the National Quotation Bureau. On August 1, 2000, the Company's shares traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol "COSL." The highest and lowest bid prices for AEC's common stock for each calendar quarter for 2003, 2002 and 2001 as reported by the National Quotation Bureau, and represents inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal Quarter                          High                     Low

2003 Fourth Quarter                     $1.72                   $0.64
Third Quarter                           $2.60                   $0.20
Second Quarter (1)                      $0.55                   $0.05
First Quarter                           $0.76                   $0.30

2002 Fourth Quarter                     $0.90                   $0.07
Third Quarter                           $1.00                   $0.04
Second Quarter                          $2.10                   $0.60
First Quarter                           $0.65                   $0.21

2001 Fourth Quarter                     $0.75                   $0.25
Third Quarter (2)                       $0.75                   $0.50
Second Quarter                          $0.18                   $0.04
First Quarter                           $0.22                   $0.63

(1) During the Second quarter of 2003 the Company executed a 2.2 for 1 reverse stock split. The figures for the Second and subsequent quarters reflect this split and have not been adjusted.

(2) During the third quarter of 2001 the Company executed an 8 for 1 reverse stock split. The figures for the third and fourth quarters reflect this split and have not been adjusted.

         At December 31, 2003, there were 125,746,895 common shares of the Company issued and outstanding. As of March 11, 2004, there were 130,700,395 shares outstanding.

         As of December 31, 2003 and March 11, 2004, there were 144 and 153 holders of record, respectively, including common shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known by the Company.

DIVIDENDS

         We have not declared or paid cash dividends on its common stock since its inception and does not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, on our operations, its capital requirements, and its overall financial condition.

CHANGES IN SECURITIES

         With respect to the sale of unregistered securities, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding AEC so as to make an informed investment decision. More specifically, AEC had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in AEC's securities.


                            DESCRIPTION OF SECURITIES

GENERAL

         Our authorized capital consists of 150 million shares of common stock, par value $0.001 per share and 0 shares of preferred stock. At March 11, 2004, there were 130,700,395 outstanding shares of common stock and no outstanding shares of preferred stock. Set forth below is a summary description of certain provisions relating to our capital stock contained in its Articles of Incorporation and By-Laws and under Nevada Statutes. The summary is qualified in its entirety by reference to our Articles of Incorporation and By-Laws and Nevada law.

COMMON STOCK

         Each outstanding share of common stock has one vote on all matters requiring a vote of the stockholders. There is no right to cumulative voting; thus, the holder of fifty percent or more of the shares outstanding can, if they choose to do so, elect all of the directors. In the event of a voluntary of involuntary liquidation, all stockholders are entitled to a pro rata distribution after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. The holders of the common stock have no preemptive rights with respect to future offerings of shares of common stock. Holders of common stock are entitled to dividends if, as and when declared by the Board out of the funds legally available therefore. It is our present intention to retain earnings, if any, for use in its business. The payment of dividends on the common stock is, therefore, unlikely in the foreseeable future.

PREFERRED STOCK

         None.

WARRANTS

         In January 2004 as part of a financing transaction, we issued warrants to purchase a total of 2,750,000 shares of common stock at an exercise price of $0.85 per share. The warrants have a three year term. In December 2003 as part of a financing transaction, we issued warrants to purchase a total of 471,112 shares of common stock and an exercise price of $1.20 per share. The warrants have a three year term.

         We have issued warrants to consultants of the Company. HPC Capital Management was issued warrants to purchase 165,000 shares of common stock at $0.85 per share as part of the January 2004 financing transaction. Alpine Capital was issued warrants to purchase a total of 286,000 shares of common stock. Of this total, warrants to purchase 106,000 shares of common stock at $1.20 per share were issued as part of the December 2003 financing transaction and warrants to purchase 180,000 shares of common stock at $0.85 per share as part of the January 2004 financing transaction. Taurus Global, LLC has been issued warrants to purchase a total of 2,189,030 shares of common stock. Of this total, warrants to purchase 1,973,030 shares of common stock have an exercise price of $1.67 per share, warrants to purchase 144,000 have an exercise price of $0.50 per share, and warrants to purchase 72,000 shares of common stock have an exercise price of $0.85 per share.

OPTIONS

         On May 22, 2003, we adopted a stock option plan, which allows us to grant options to persons employed or associated with the Company, including without limitation, any employee, director, general partner, officer, attorney, accountant, consultant or advisor up to an aggregate of 7,500,000 Common shares. The options have a term of expiration to be set by the Compensation Committee of the Board of Directors but will not exceed ten (10) years after the grant date. The exercise price for each option will be at the discretion of the Compensation Committee. This plan was recently amended to authorize the issuance of 15,000,000 shares of common stock.

         On July 7, 2003 we granted 4,100,000 options at $0.10 expiring June 1, 2006 to Blaine Froats (2,000,000), Sean Froats (1,000,000), Jack Wasserman (100,000), Jeffrey Hayward (500,000), Suzanne Brydon (250,000), Jason Froats (150,000) and Marilyn Froats (100,000). The Company has expensed the difference between the fair market value of the shares on July 7, 2003 and the option price. The option expense amount for 2003 totals $697,000 and 20,000 options were exercised in the year. $693,600 has been recorded to the stock option liability account.

         The following table summarizes information about options outstanding at December 31, 2003:

             RANGE OF                                  REMAINING
             EXERCISE               NUMBER            CONTRACTUAL
              PRICES             OUTSTANDING             LIFE
          -------------          -----------          -----------
              $0.10               4,080,000            2.5 years
              $0.80                 196,385               1 year
              $1.20                   3,750               1 year
                               ------------
                                  4,280,135
                               ============

         In 2002, no options were issued by the Company.

         For options issued in 2001, the new accounting policy of the Company was to expense the stock options once granted at the fair market value price. The policy has been retroactively restated to coincide with SFAS No. 123. The change of the stock option policy in 2001 has increased both the consulting fee expense by $153,180 and the stock option liability by $153,180.

         The options included in stock option liability were issued as follows:

                                2001                    $153,180
                                2003                     693,600
                                                    ------------
                                                        $846,780
                                                    ============

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion and analysis should be read in conjunction with the financial statements, and the notes thereto included herein. The information contained below includes statements of AEC's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this annual report under the caption "Forward Looking Statements", which information is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND NEW ACCOUNTING PRONOUNCEMENTS

         Management's discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed below:

DEFERRED CONSULTING COSTS

         Shares have been issued to service providers and consultants over the term of contracts ranging from 1 to 3 years. Shares have been issued at the fair market value price at date of contract signing and the expense will be amortized over the term of the contract.

IMPAIRMENT OF INTANGIBLE ASSETS WITH INDEFINITE LIVES

         On May 22, 2003, the Company adopted SFAS No 142, "Goodwill and Other Intangible Assets." Under the new statement, the Company no longer amortizes intangible assets with indefinite lives, but instead tests for impairment on at least an annual basis. In accordance with SFAS No. 142, the Company evaluates the carrying value of other intangible assets annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether the other intangible asset is impaired, the Company compares the fair value of the reporting unit to which the other intangible asset is assigned to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit to its carrying amount. In calculating the implied fair value of the other intangible assets, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of its intangibles. The initial evaluation of the intangible assets completed as of October 1, 2003 in accordance with SFAS No. 142 resulted in no impairment losses. Additionally, the Company performed its periodic review of its intangible assets for impairment as of December 31, 2003, and did not identify any asset impairment as a result of the review.

STOCK OPTION PLANS

         The Company applies the fair value based method of accounting prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION in accounting for its stock options granted to both employees and non-employees. As such, compensation expense is recorded on the date of grant based on the fair market value of the stock and expensed in the period which the option was granted.

RESULTS OF OPERATIONS

         FOR FISCAL YEAR ENDED DECEMBER 31, 2003, COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2002

         REVENUES

         For the fiscal years ended December 31, 2003 and December 31, 2002, AEC had no revenues. AEC continues its efforts to develop its hydrogen production system.

         EXPENSES

         AEC had total expenses of $3,699,119 and $2,109,566 in the fiscal year ended December 31, 2003 and December 31, 2002, respectively. AEC's expenses for the fiscal year ended December 31, 2003 consisted of $76,973 in administrative expenses, $2,857,703 in consulting fees, $240,000 in management fees, $29,443 in professional fees, and $697,000 in stock option benefits. During the fiscal year ended December 31, 2002, AEC's expenses were substantially the same as in fiscal year 2003, except for consulting fees, which were $721,098 in the 2002 period and AEC had no stock option benefit expense in the 2002 period. The stock option benefit expense resulted from AEC's adoption of a stock option plan in May 2003, and the subsequent grant of options to purchase 4,1000,00 shares of AEC's common stock. AEC did recover $202,000 on a loan made by AEC, which offset AEC's expenses in fiscal year 2003. Additionally, AEC had a loss on an investment of $1,059,197 in 2002, and no loss on investments in 2003. Over the next 12 months, AEC anticipates that its expenses will increase over its expenses in fiscal year 2003 as a result of AEC's continuation of the development of its hydrogen production system.

         NET LOSS

         AEC had a net loss of $3,699,119 for the fiscal year ended December 31, 2003, compared with a net loss of $2,109,566 for the fiscal year ended December 31, 2002. The increase of $1,589,553 in the net loss for the 2003 fiscal year compared to the 2002 fiscal year relates mainly to the increase in consulting fees and stock option benefit expenses in the 2003 period, offset by the $1,059,197 AEC incurred as a result of a loss on investments in the 2002 period. Management believes that, for the fiscal year ending December 31, 2004, AEC will only be able to reduce its net loss if AEC can create and sustain significant revenues from its hydrogen production system.

LIQUIDITY AND CAPITAL RESOURCES

         AEC's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. AEC incurred a net loss of $3,699,119 and $2,109,566 for the years ended December 31, 2003 and December 31, 2002, respectively, and has an accumulated deficit of $14,571,171 at December 31, 2003. AEC had $2,612,013 in United Stated Dollars and $23,766 in Canadian Dollars in cash on hand as of March 3, 2004. Management may obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon AEC ultimately obtaining profitable operations. However, no assurances can be given that AEC will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

         AEC is at present meeting its current obligations from financing activities. However, due to no cash generated from operations, AEC currently does not internally generated cash sufficient to pay all of its incurred expenses and other liabilities. As a result, AEC is dependent on investor capital and loans to meet its expenses and obligations. Although investor funds have allowed AEC to meet its obligations in the recent past, there can be no assurances that AEC's present methods of generating cash flow will be sufficient to meet future obligations. Historically, AEC has, from time to time, been able to raise additional capital, but there can be no assurances that AEC will be able to raise additional capital in this manner.

         Net cash used in operating activities was $1,668,601 for the twelve month period ended December 31, 2003, compared with $136,489 for the twelve month period ended December 31, 2002. The Net Cash for the 2003 period resulted mainly from an adjustment to the Company's net loss for stock issuances for services of $7,773,423, deferred consulting costs of $3,122,456 and stock option liability of $693,600.

         Net cash obtained from financing activities was $712,362 for the twelve month period ended December 31, 2003, compared with $141,794 for the twelve month period ended December 31, 2002. In the 2003 period, the Company issued shares of common stock for $532,000 and received advances from directors totaling $180,362.

         Net cash used in investing activities for the fiscal year ended December 31, 2003 was $1,969,236 for the purchase of intangible assets. There was no cash used for investing activities during the fiscal year ended December 31, 2002.

         In January 2004, AEC entered into a Securities Purchase Agreement with Palisades Master Fund LP, Crescent International Ltd., Alpha Capital AG, Bristol Investment Fund, Ltd., Ellis International Limited, Inc., Vertical Ventures, LLC, Platinum Partners, Abraham Schwartz, Colbart Birnet, Chana Braun, Ronald Nash, Marketwise Trading, West End Convertible Fund, and a trust account pursuant to which AEC sold a total of 5,500,000 shares of common stock at a price of $0.50 per share and warrants to purchase a total of 2,750,000 shares of common stock at an exercise price of $0.85 per share. The warrants have a three year term. AEC received gross proceeds of $2,750,000 from this transaction.

         In December 2003, AEC entered into a Securities Purchase Agreement with LRG Holdings Inc., Professional Traders Fund LLC, Generation Capital Associates, First Mirage Inc., Truk Opportunity Fund LLC, pursuant to which AEC sold a total of 1,060,000 shares of common stock at a price of $0.50 per share and warrants to purchase a total of 471,112 shares of common stock and an exercise price of $1.20 per share. The warrants have a three year term. AEC received gross proceeds of $530,000 from this transaction.

         May 22, 2003, AEC issued 104,870,715 shares of common stock to AEC1, Inc. in exchange for technology, products and licenses.

         AEC expects to have sufficient cash to meet its short-term capital requirements. However, there are no assurances that AEC will be able to raise sufficient funds to meet long-term capital needs. AEC may also seek alternative sources of financing, including from more conventional sources such as bank loans and credit lines. Again, no assurances can be given that AEC will be able to meet its needs through the sale of securities or otherwise. Further, the availability of any future financing may not be on terms that are satisfactory to AEC.

         From time to time, AEC may evaluate potential acquisitions involving complementary businesses, content, products or technologies. AEC has no present agreements or understanding with respect to any such acquisition. AEC's future capital requirements will depend on many factors, including growth of AEC's business, the success of its operations, economic conditions and other factors including the results of future operations.

PLAN OF OPERATION

         AEC is currently building and testing prototype units for the hydrogen production system that is one of the key elements to producing a viable fuel cell, which we intend to be used in both residential and commercial applications. The prototype units are being built at AEC's facility with certain components being provided by outside contractors.

         The prototype units are being tested in our newly built lab in order that the design will allow for the production hydrogen in a safe and cost effective manner. The technology will need to go through extensive safety testing and will have to meet various government safety standards prior to placement in homes and businesses.

         In order to accomplish these steps management estimates that the Company we will require several million dollars. As the Company does not have any current revenue, such funds will come from loans from officers and private placements of the Company's common stock.


ITEM 7. FINANCIAL STATEMENTS

         The financial statements of AEC required by Regulation S-B are attached to this annual report. Reference is made to Item 13 below for an index to the financial statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants or any disagreements with our accountants on accounting and financial disclosures.


ITEM 8A.  CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-KSB.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         As of March 11, 2004, the directors and executive officers which are actually employed by AEC, their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

NAME                       AGE         POSITION
----                       ---         --------
Blaine Froats              65          Chairman of the Board of Directors, CEO
Sean Froats                32          Director, Vice President of Operations,
                                        and Secretary
Jack Wasserman             54          Director and Treasurer
Corbee Dutchburn                       President
Lyle Goodis                            Executive Vice President

         None of AEC's directors or executive officers is currently a director of any company that files reports with the SEC, except as described below. None of our directors have been involved in any bankruptcy or criminal proceeding (excluding traffic an other minor offenses), nor has been enjoined from engaging in any business.

         AEC's directors are elected at the annual meeting of stockholders and hold office until their successors are elected. AEC's officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

         BLAINE FROATS has been the chairman of the board of directors and chief executive officer of AEC, since May 2003. Mr. Froats was raised in London, Ontario where he attended South Collegiate Institute. In 1958, he joined A. E. Ames where he completed the Investment Dealers Association Securities Course in two years, earning the fourth highest mark in Canada. After leaving A. E. Ames in 1958, Mr. Froats joined the Royal Trust Company as a Personal Investment and Pension Fund Officer. During his tenure with the Royal Trust Company, he completed the Harvard University Certified Analyst Course and thereafter obtained a Certified Financial Analyst degree. From 1964 to 1969, he worked for Cochran Murray & Company (now known as Midland Walwyn) as an Institutional Salesperson and then a Special Situation Analyst. He eventually joined the Corporate Finance Department and worked closely with one of the firm's senior partners. While with Cochran Murray & Company, he underwrote Magna Electronics (now known as Magna International). In 1970, Mr. Froats formed his own consulting firm. Mr. Froats became involved in plastic reclaiming and invented a plastic/paper separator that was, subsequently, patented internationally. Since 1975 he has been the Chief Executive Officer of several publicly reporting companies in both Canada and the United States, including Formulated Mouldings (Canada) Inc., an Ontario company, Mainframe Fund Inc., an Ontario company, and Nyderdown (Canada) Inc., an Ontario company. He is currently the Chief Executive Officer and Chairman of Environmental Shelter, Inc., an Ontario company, Environmental Fuel Technology, Inc., an Ontario company, and Environmental Plastics Corporation, a Delaware corporation. In 1991, Mr. Froats founded Environmental Products Group, Inc. ("EPG"), an affiliated Delaware corporation, for which he co-invented a new plastic used in home moldings. Mr. Froats is currently the Chairman of the Board of Directors of EPG, which in 1991-92 was listed on the OTC Bulletin Board but is no longer a reporting company. Mr. Blaine Froats is the father of Mr. Sean Froats, the Vice President of Operations and a director of AEC.

         SEAN FROATS has been a director, secretary and the vice president of operations of AEC since May 2003. Since 1997, Mr. Froats has been a director and the vice president of operations of EPG where he is responsible for all computer related operations, film presentations, technical drawings, and the design of EPG's logo, stationary, reports, graphics, and website. He invented EPG's plastic shelter and co-invented EPG's home molding plastic. In 1991-92 EPG was listed on the OTC Bulletin Board but is no longer a reporting company. Mr. Sean Froats is the son of Mr. Blaine Froats, the chairman of the board of directors of AEC.

         JACK WASSERMAN has been a director and the treasurer of AEC since May 2003. Mr. Wasserman has been an auditor for over 25 years. He began his career in 1974 as an auditor with Arthur Andersen and Company. Mr. Wasserman left Arthur Andersen and Company in 1976 and for the next year was a senior external auditor for Revenue Canada. From 1977 to 1979, he worked for Abrams, Caplan and Zwieg as an Audit Manager. From 1977 to 1990, Mr. Wasserman was the Vice President of Finance for Yorkville Limited, a manufacturer of musical instruments and equipment. After leaving Yorkville Limited, he was hired as an independent consultant by Curwood Packaging Inc. to restructure the company's accounting department. From 1991 to 2000, Mr. Wasserman worked on the development of several businesses into franchising opportunities, including GamePower Inc., a video game operations company (1992-1994), Visual Adventures Inc., a video arcade company (1994), World Tel Internet Inc., an Internet Service Provider (1994-1995), and Yesic Communications Inc., an Internet Service Provider (1995-2000). In addition to being a director of AEC, Mr. Wasserman is a director, the president and chief executive officer of Consolidated Gulfside Resources Limited, a Canadian public company listed on the Toronto Stock Exchange. From 2000 until joining AEC, Mr. Wasserman was retired. Mr. Wasserman received his Bachelor of Commerce degree from the University of Toronto, Toronto, Ontario in 1972.

         CORBEE DUTCHBURN, M.CH.E., C.E.T. is the President and C.O.O. of AEC, joining in late October 2003, where he will help create and execute the strategic plan for AEC and manage the operations of the organization. He has worked in senior management positions with major manufacturing, engineering and design organizations such as Scepter Canada and Teknion Corporation and Accord Plastics Corp. Dutchburn's professional accreditations include being a Senior Member with The Society of Manufacturing Engineers, a Member within The American Society of Mechanical Engineers, a Member of the Ontario Association of Certified Engineering Technicians and Technologists, a Senior Member with The Society of Plastics Engineers including a position within the Board of Directors and a Member within The Institute of Chartered Engineers of Canada.

         LYLE GOODIS joined AEC as Executive V.P. (Marketing), in late October 2003. Goodis, together with Dutchburn, will be leading work on the strategic marketing, communications, production planning and business development for AEC's low cost, on-demand proprietary hydrogen technology. Goodis has over 22 years' experience in the development, management and execution of strategic, innovative marketing and manufacturing initiatives with a wide variety of national and international companies and products. He has worked in various senior executive strategic planning and media positions at Canadian advertising agencies, was Advertising Sales & Marketing Director at T.O. Magazine, was V.P. Marketing for the North American re-launch of Indian Motorcycle Company in 1998-1999 and ran the successful strategic marketing communications group Lyle Goodis and Associates, for over 15 years, helping build many businesses and new product successes in the Industrial, Technology, Services and Consumer markets. Goodis earned his Bachelor of Arts (Honours) graduating from University of Toronto in 1981.

KEY CONSULTANTS

         The following lists the key consultants to AEC as of March 3, 2004:

NAME                       FIELD
--------------------------------------------------------------------------------
Bart Siegel                Technical and Marketing
Bill Varian                Business Development (Government and Special Markets)
Ted Buel


BOARD OF DIRECTORS AND COMMITTEES

         Our Board of Directors presently consists of three members: Blaine Froats, Sean Froats, and Jack Wasserman. Our Bylaws generally provide for majority approval of directors in order to adopt resolutions. The Board of Directors may be expanded in the future. All executive officer compensation, including payroll expenditures, salaries, stock options, stock incentives, and bonuses, must be approved by the unanimous consent of the Board of Directors. The entire Board of Directors acts as the Audit Committee and the Compensation Committee.

         On compensation matters, the Board considers and recommends payroll expenditures, salaries, stock options, stock incentive and bonus proposals for our employees. Acting in its audit committee function, the Board reviews, with our independent accountants, our annual financial statements prior to publication, and reviews the work of, and approves non-audit services performed by, such independent accountants. The Board appoints the independent public accountants for the ensuing year. The Board also reviews the effectiveness of the financial and accounting functions and the organization, operation and management of AEC.

SECTION 16(a) BENEFICIAL OWNERSHIP

         REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require AEC's officers and directors, and persons who beneficially own more than ten percent of a registered class of AEC's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish AEC with copies.

         Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, AEC believes that, during the last fiscal year, the following individuals satisfied their
Section 16(a) filing requirements however on an untimely basis: Blaine Froats, AEC1, Inc. and Sean Froats.

         CODE OF ETHICS

         On March 12, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to this Form 10-KSB and will be posted on the Company's Internet website (www.cleanwatts.com).


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal year ended December 31, 2003 and December 31, 2002 and 2001 certain information regarding the compensation earned by AEC's Chief Executive Officer and each of AEC's most highly compensated executive officers whose aggregate annual salary and bonus for fiscal 2003 exceeds $100,000, with respect to services rendered by such persons to AEC and its subsidiaries.

                                                  SUMMARY COMPENSATION TABLE
(a)                     (b)         (c)          (d)            (e)            (f)          (g)         (h)         (i)
                                                                                        SECURITIES                  ALL
NAME AND                                                       OTHER       RESTRICTED   UNDERLYING
PRINCIPAL                                                      ANNUAL         STOCK      OPTIONS/       LTIP
POSITION              YEAR (1)    SALARY        BONUS      COMPENSATION-    AWARD(S)       SARS       PAYOUTS
-----------------     --------   ---------   ----------    -------------   ----------   -----------   --------    ----------
Blaine Froats           2003              -             -               -            -    2,000,000           -           -
                        2002              -             -               -            -            -           -           -
                        2001              -             -               -            -            -           -           -

Sean Froats             2003         45,000             -               -            -    1,000,000           -           -
                        2002              -             -               -            -            -           -           -
                        2001              -             -               -            -            -           -           -

Jack Wasserman          2003              -             -               -            -      100,000           -           -
                        2002              -             -               -            -            -           -           -
                        2001              -             -               -            -            -           -           -

Corbee Dutchburn
(2)                     2003              -             -               -      325,000            -           -           -
                        2002              -             -               -            -            -           -           -
                        2001              -             -               -            -            -           -           -

Lyle Goodis (2)         2003              -             -               -      325,000            -           -           -
                        2002              -             -               -            -            -           -           -
                        2001              -             -               -            -            -           -           -

Geeta                   2003              -             -               -            -            -           -           -
Naipaul-                2002        120,000             -               -      150,000            -           -           -
Denton                  2001        120,000             -               -      100,000            -           -           -
President

Robert G.               2003              -             -               -            -            -           -           -
Jones                   2002              -             -               -      835,886            -           -           -
                        2001        100,000             -               -      550,000       62,500           -           -
                        2000        120,000             -               -    1,200,000            -           -           -
                        1999        120,000             -               -      500,001            -           -           -




                                                  SUMMARY COMPENSATION TABLE
(a)                     (b)         (c)          (d)            (e)            (f)          (g)         (h)         (i)
                                                                                        SECURITIES                  ALL
NAME AND                                                       OTHER       RESTRICTED   UNDERLYING
PRINCIPAL                                                      ANNUAL         STOCK      OPTIONS/       LTIP
POSITION              YEAR (1)    SALARY        BONUS      COMPENSATION-    AWARD(S)       SARS       PAYOUTS
-----------------     --------   ---------   ----------    -------------   ----------   -----------   --------    ----------

Gary W.                 2003              -             -               -            -            -           -           -
Evans                   2002         60,000             -               -      400,000            -           -           -
Secretary               2001        120,000             -               -      512,500       62,500           -           -
                        2000        120,000             -               -    1,200,000            -           -           -
                        1999        120,000             -               -      500,001            -           -           -

Robert W.               2003              -             -               -            -            -           -           -
Wilder                  2002              -             -               -      328,598            -           -           -
                        2001         50,000             -               -      550,000            -           -           -
                        2000        120,000             -               -      800,000            -           -           -
                        1999        120,000             -               -      500,001            -           -           -


(1) As of May 2003, Blaine Froats, Sean Froats, Jack Wasserman, Corbee Dutchburn and Lyle Goodis are only individuals identified in this table that are still associated with AEC.

(2) Pursuant to agreements with the Company, each of Corbee Dutchburn and Lyle Goodis were issued 225,000 shares of common stock. An additional 200,000 shares of common stock was issued to Velocity Product Solutions, Inc. for services provided by Mr. Dutchburn and Mr. Goodis. 100,000 shares has been attributed to each of Mr. Dutchburn and Mr. Goodis.


OPTION/SAR GRANTS

         On May 22, 2003, AEC adopted a stock option plan, authorizing AEC to grant options to purchase up to an aggregate of 7,500,000 shares of common stock. This plan was recently amended to authorize the issuance of 15,000,000 shares of common stock.

         On July 7, 2003 the Company granted 4,100,000 options at $0.10 expiring June 1, 2006 to Blaine Froats (2,000,000), Sean Froats (1,000,000), Jack Wasserman (100,000), Jeffrey Hayward (500,000), Suzanne Brydon (250,000), Jason Froats (150,000) and Marilyn Froats (100,000). The Company has expensed the difference between the fair market value of the shares on July 7, 2003 and the option price. The option expense amount for 2003 totals $697,000 and 20,000 options were exercised in the year. $693,600 has been recorded to the stock option liability account.

         The following table summarizes information about options outstanding at December 31, 2003:

             RANGE OF                                  REMAINING
             EXERCISE               NUMBER            CONTRACTUAL
              PRICES             OUTSTANDING             LIFE
          -------------          -----------          -----------
              $0.10               4,080,000            2.5 years
              $0.80                 196,385               1 year
              $1.20                   3,750               1 year
                               ------------
                                  4,280,135
                               ============

         In 2002, no options were issued by the Company.

         For options issued in 2001, the new accounting policy of the Company was to expense the stock options once granted at the fair market value price. The policy has been retroactively restated to coincide with SFAS No. 123. The change of the stock option policy in 2001 has increased both the consulting fee expense by $153,180 and the stock option liability by $153,180.

         The options included in stock option liability were issued as follows:

                            2001                    $153,180
                            2003                     693,600
                                                  ----------
                                                    $846,780
                                                  ==========

         The following grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to officers and/or directors:

                                                NUMBER OF
                                               SECURITIES
                           NUMBER OF           UNDERLYING
                           SECURITIES         OPTIONS/SARS
                           UNDERLYING            GRANTED             EXERCISE            NUMBER OF
                            OPTIONS            DURING LAST           OR BASE              OPTIONS          EXPIRATION
NAME                      SARS GRANTED        12 MONTHS[1]         PRICE ($/SH)          EXERCISED            DATE
--------------            ------------        ------------         ------------          ---------            ----
Blaine Froats                                  2,000,000               $0.10                  NIL          07/07/2005
Jack Wasserman                                   100,000               $0.10                  NIL          07/07/2005
Sean Froats                                    1,000,000               $0.10                  NIL          07/07/2005
Robert Jones                 62,500                                    $0.80                  -0-          12/31/2004
Gary Evans                   62,500                                    $0.80                  -0-          12/31/2004

         Other than as set forth above, we have no stock options or stock appreciation rights to its officers or directors.

         There are no compensation arrangements for employment, termination of employment or change-in-control between the Company and the executive officers.

COMPENSATION OF DIRECTORS

         AEC has not compensated any director for his services as a director during 2003 except as set forth above.

EMPLOYMENT AGREEMENTS

         There are no outstanding fees or expenses due directors or officers effective December 31, 2003.

         The Company previously entered into agreements with Velocity Product Solutions, Inc. relating to the services of Corbee Dutchburn and Lyle Goodis on September 25, 2003, October 30, 2003 and December 5, 2003. As a result of the October 30, 2003 agreement, Mr. Dutchburn serves as the Company's president and chief operating officer and Mr. Goodis serves as the Company's executive vice president. Pursuant to the September 25, 2003 agreement, Velocity received 200,000 shares of the Company's common stock. Pursuant to the October 30, 2003 agreement, Mr. Dutchburn and Mr. Goodis were each issued 225,000 shares of the Company's common stock valued at $1.48/share. Pursuant to the December 5, 2003 agreement, the services were to be provided for a three (3) month period for a monthly fee of $22,225 per month beginning January 1, 2004. This agreement is renewable on three (3) month intervals.

         The Company entered into an employment agreement with Geeta Naipaul-Denton, a former president of the Company, wherein the Company would pay Ms. Naipaul-Denton $120,000 per year. The employment agreement had a three year term. This agreement was terminated effective December 31, 2002.

         The Company had entered into an employment agreement with Robert Jones, a former president of the Company, wherein the Company was to pay Mr. Jones $120,000. The employment agreement had a three year term. Mr. Jones resigned as president effective October 11, 2001. This agreement was terminated effective October 31, 2001.

         The Company had entered into an employment agreement with Gary Evans wherein the Company would pay Mr. Evans $120,000 per year as secretary of the Company. The employment agreement has a three year term. This agreement was terminated effective December 31, 2002.

         AEC currently does not have any other existing employment agreements.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect of the beneficial ownership as of March 11, 2004, for any person who is known to AEC to be the beneficial owner of more than 5% of AEC's common stock.

                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
-------------------------------------------------------------------------------------------------------------------
                                                                   AMOUNT AND
                                                                    NATURE OF
                                      NAME AND                     BENEFICIAL                        PERCENTAGE OF
TITLE OF CLASS               ADDRESS OF BENEFICIAL OWNER            OWNERSHIP         POSITION         CLASS(1)
--------------               ---------------------------            ---------         --------         --------
Common                AEC 1, Inc.                                104,870,715(2)                           80.24%
                      3325 North Service Road - Unit 105            (Direct)
                      Burlington, Ontario
                      Canada L7M 3G2
Common
                                                                                      Director,
                      Blaine Froats                              104,870,715(2)    President, CEO         80.54%
                      3325 North Service Road, Unit 105            (Indirect)
                      Burlington, Ontario                         2,000,000(3)
                      Canada L7N 3G2                                (Direct)

Total                                                              106,870,715                            80.54%
_______________

(1) Applicable percentage of ownership is based on 130,700,395 shares of common stock outstanding as of March 11, 2004, for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 11, 2004, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) These shares are held by AEC1, Inc. Blaine Froats together with his wife, Marilyn, and son, Sean, own a majority of the outstanding shares of AEC1, Inc. and have the voting power over AEC1, Inc.'s shares of AEC. 50,000,000 shares of AEC1, Inc. are titled in the name of First Flotilla (BWI) Inc., which is owned by Blaine Froats and Sean Froats. Blaine Froats also owns 705,000 shares of AEC1, Inc. in his own name.

(3) Mr. Froats owns options to purchase 2,000,000 shares of the Company's common stock at $0.10 per share.

         The following table sets forth information with respect of the beneficial ownership as of March 11, 2004, for the officers and directors of AEC.

                                       SECURITY OWNERSHIP OF MANAGEMENT
                                                                    AMOUNT AND
                                                                    NATURE OF
                                      NAME AND                     BENEFICIAL                        PERCENTAGE OF
TITLE OF CLASS               ADDRESS OF BENEFICIAL OWNER            OWNERSHIP         POSITION         CLASS(1)
--------------               ---------------------------            ---------         --------         --------
Common                                                                                Director,
                      Blaine Froats                              104,870,715(2)    President, CEO        80.54%
                      3325 North Service Road - Unit 105           (Indirect)
                      Burlington, Ontario                         2,000,000(3)
                      Canada L7M 3G2                                (Direct)

Common                Sean Froats                                5,000,000(2)(4)
                      3325 North Service Road, Unit 105            (Indirect)
                      Burlington, Ontario, Canada L7N 3G2           1,000,000       Director, VP          4.56%
                                                                    (Direct)

Common                Marilyn Froats                              2,406,561(5)                            1.92%
                      3325 North Service Road, Unit 105             (Direct)
                      Burlington, Ontario, Canada L7N 3G2          100,000(5)
                                                                    (Direct)

Common                Jack Wasserman                               100,000(6)         Director                *
                      3325 North Service Road, Unit 105
                      Burlington, Ontario, Canada L7N 3G2

Common                Corbee Dutchburn                               309,000        President/COO             *
                      3325 North Service Road, Unit 105             (Direct)
                      Burlington, Ontario, Canada L7N 3G2

Common                Lyle Goodis                                    309,000        Executive VP              *
                      3325 North Service Road, Unit 105             (Direct)
                      Burlington, Ontario, Canada L7N 3G2

All officers and directors                                       116,095,276                             86.70%
as a group (5 persons)
_______________

(1) Applicable percentage of ownership is based on 130,700,395 shares of common stock outstanding as of March 11, 2004, for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 11, 2004, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) These shares are held by AEC1, Inc. Blaine Froats together with his wife, Marilyn, and son, Sean, own a majority of the outstanding shares of AEC1, Inc. and have the voting power over AEC1, Inc.'s shares of AEC. 50,000,000 shares of AEC1, Inc. are titled in the name of First Flotilla (BWI) Inc., which is owned by Blaine Froats and Sean Froats. Blaine Froats also owns 705,000 shares of AEC1, Inc. in his own name.

(3) Mr. Froats owns options to purchase 2,000,000 shares of the Company's common stock at $0.10 per share.

(4) Sean Froats is the son of Blaine Froats and Marilyn Froats. Sean is the beneficial owner of 5,000,000 shares of the Company's common stock through his ownership of 5,000,000 shares of AEC1, Inc. common stock. Sean Froats is a director of AEC1, Inc. Sean Froats also owns options to purchase 1,000,000 shares of the Company's common stock at $0.10 per share.

(5) Marilyn Froats is married to Blaine Froats the Chairman of the Board of Directors, and the mother of Sean Froats. Ms. Froats beneficially owns 2,406,561 shares of the Company's common stock which are tilted in the name of AEC1, Inc. Ms. Froats owns options to purchase 100,000 shares of the Company's common stock at $0.10 per share.

(6) Jack Wasserman owns options to purchase 100,000 shares of the Company's common stock at $0.10 per share.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

         On May 22, 2003, AEC adopted a stock option plan, authorizing AEC to grant options to purchase up to an aggregate of 7,500,000 shares of common stock. This plan recently amended to authorize the issuance of 15,000,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 2002 and 2003, we paid directors of the Company and their related entity, management fees and expenses of $240,000 in 2003 and $336,326 in 2002.

         As of December 31, 2003, we owed $180,362 to a director of AEC pursuant to a non-interest bearing demand note.

         The Company previously entered into agreements with Velocity Product Solutions, Inc. relating to the services of Corbee Dutchburn and Lyle Goodis on September 25, 2003, October 30, 2003 and December 5, 2003. As a result of the October 30, 2003 agreement, Mr. Dutchburn serves as the Company's president and chief operating officer and Mr. Goodis serves as the Company's executive vice president. Pursuant to the September 25, 2003 agreement, Velocity received 200,000 shares of the Company's common stock. Pursuant to the October 30, 2003 agreement, Mr. Dutchburn and Mr. Goodis were each issued 225,000 shares of the Company's common stock valued at $1.48/share. Pursuant to the December 5, 2003 agreement, the services were to be provided for a three (3) month period for a monthly fee of $22,225 per month beginning January 1, 2004. This agreement is renewable on three (3) month intervals.

         In December 2002, we entered into an agreement with AEC I Inc., formerly known as, Alternate Energy Corp. to acquire their assets. AEC1, Inc. is a company that is not in the industry that the Company was in. However, the board of directors decided that the Company would not be able to execute its e-health business plan. The agreement with AEC1, Inc. required the Company to initiate a 2.2 for 1 reverse split. The Company then issued 104,870,715 new shares to AEC1, Inc. and received the forgiveness of a loan to the Company in the amount of $202,000 for the assets. The acquisition of the assets was completed on May 23, 2003 and a new board of directors was elected. The Company changed its name to Alternate Energy Corp.

         On January 3, 1999, we entered into an employment agreement with Robert Jones wherein we will pay Mr. Jones $120,000 per year as our Treasurer. He was appointed President in February 2000 and resigned in October 2001. This agreement was terminated effective October 31, 2001.

         On January 3, 1999, we entered into an employment agreement with Gary Evans wherein we will pay Mr. Evans $120,000 per year as our Secretary and Treasurer. The employment agreement had a three year term. This agreement was terminated effective June 30, 2002.

         On October 11, 2001, we entered into an employment agreement with Geeta Naipaul-Denton wherein the Company will pay Ms Naipaul-Denton $120,000 per year as President of the Company. The employment agreement has a three year term.

                                     PART IV


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a)      DOCUMENTS FILED AS PART OF THIS REPORT:

         See Index to Consolidated Financial Statements attached, which are filed as part of this report.

         (b)      REPORTS ON FORM 8-K:

         AEC did not file any reports on Form 8-K during the last quarter of 2003.

         (c)      EXHIBITS:

EXHIBIT NO.           DESCRIPTION                                              LOCATION
-----------           -----------------------------------------------------    ---------------------------------------------
3.1                   Initial Articles of Incorporation, as filed August 1,    Incorporated by reference to Exhibit 3.1 to
                      1997                                                     Form 10-SB12G filed with the SEC on November
                                                                               10, 1999

3.2                   Bylaws                                                   Incorporated by reference to Exhibit 3.2 to
                                                                               Form 10-SB12G filed with the SEC on November
                                                                               10, 1999

3.3                   Articles of Amendment to the Articles of                 Incorporated by reference to Exhibit 3.3 to
                      Incorporation, as filed on August 23, 1997               Form 10-SB12G filed with the SEC on November
                                                                               10, 1999

3.4                   Articles of Amendment to the Articles of                 Incorporated by reference to Exhibit 3.4 to
                      Incorporation, as filed on November 20, 1998             Form 10-SB12G filed with the SEC on November
                                                                               10, 1999

3.5                   Articles of Amendment to the Articles of Amendment, as   Provided herewith
                      filed on May 16, 2003

10.1                  Securities Purchase Agreement                            Provided herewith

10.2                  Registration Rights Agreement                            Provided herewith

10.3                  Form of Warrant                                          Provided herewith

10.4                  Securities Purchase Agreement                            Provided herewith

10.5                  Form of Warrant                                          Provided herewith

10.6                  Addendum to Securities Purchase Agreement                Provided herewith

10.7                  Addendum to Registration Rights Agreement                Provided herewith

10.8                  Letter of Engagement between the Company and Velocity    Provided herewith
                      Product Solutions, Inc. dated September 25, 2003

10.9                  Letter of Engagement between the Company and Velocity    Provided herewith
                      Product Solutions, Inc. dated October 30, 2003

10.10                 Letter of Engagement between the Company and Velocity    Provided herewith
                      Product Solutions, Inc. dated December 5, 2003



10.11                 Asset Purchase Agreement between the Company and AEC1,   Incorporated by reference to Exhibit 10.6 to
                      Inc. formerly known as Alternate Energy Corp.            Form 8-K filed with the SEC on June 5, 2003

14                    Code of Ethics                                           Provided herewith

99.5                  1999 Non-Qualified Stock Option Plan                     Incorporated by reference to Exhibit 3.1 to
                                                                               Form 10-SB12G filed with the SEC on November
                                                                               10, 1999

99.6                  1999 Qualified Stock Option Plan                         Incorporated by reference to Exhibit 3.1 to
                                                                               Form 10-SB12G filed with the SEC on November
                                                                               10, 1999

99.7                  2003 Stock Benefit Plan                                  Incorporated by reference to Exhibit to Form
                                                                               S-8 filed with the SEC on July 23, 2003


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         (1) AUDIT FEES. The Company paid Danziger & Hochman audit fees of $5,100 in 2003 for the audit of fiscal year 2002. No audit fees have yet be paid for the fiscal year 2003 audit.

         (2) AUDIT - RELATED FEES. The Company has paid Danziger & Hochman audit related fees of $1,500 in 2003 for quarterly statement review, bookkeeping and other accounting services. The Company has paid $750.00 in 2004 for quarterly statement review.

         (3) TAX FEES. The Company has not paid any fees for tax services to Danziger & Hochman.

         (4) ALL OTHER FEES. The Company has not paid any fees for any other services to Danziger & Hochman.

         (5) AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES. The entire Board of Directors, which acts as the Company's audit committee, approved the engagement of Danziger & Hochman.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AEC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ALTERNATE ENERGY CORP.


Date:  March 12, 2004                   By: /S/ BLAINE FROATS
                                            ------------------------------------
                                            Blaine Froats
                                            Chief Financial Officer and Director

         Pursuant to the requirements of the Securities Act of 1934 this Form 10-KSB has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/S/ BLAINE FROATS
----------------------------------           -----------------------------------
Blaine Froats                                Date: March 12, 2004
Director


/S/ SEAN FROATS
----------------------------------           -----------------------------------
Sean Froats                                  Date: March 12, 2004
Director


/S/ JACK WASSERMAN
----------------------------------           -----------------------------------
Jack Wasserman                               Date: March 12, 2004
Director

                             ALTERNATE ENERGY CORP.
                              FINANCIAL STATEMENTS

                                                                         PAGE(S)
                                                                         -------
Independent Auditor's Report                                               F-2

Balance Sheet as of December 31, 2003                                      F-3

Statement of Operations for the Years Ended December 31, 2003,
  December 31, 2002 and December 31, 2001                                  F-4

Statement of Stockholders' Equity for the Years Ended December 31, 2003
  and December 31, 2002                                                    F-5

Statement of Cash Flows for the Years Ended December 31, 2003
  and December 31, 2002                                                    F-6

Notes to Financial Statements                                              F-7

                                AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF:
ALTERNATE ENERGY CORP.


We have audited the accompanying balance sheet of ALTERNATE ENERGY CORP. as at December 31, 2003 and 2002 and the statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and 2002 and the results of its operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Danziger and Hochman

NORTH YORK, ONTARIO
February 12, 2004

                             ALTERNATE ENERGY CORP.
                                   STATEMENT I
                                  BALANCE SHEET
                             AS AT DECEMBER 31, 2003

                                                                     RESTATED
                                                                    (SEE NOTE 3)
                                                      2003             2002
                                                  -------------    -------------
                                     ASSETS
Current
  Cash                                            $    411,727     $         --
  Deferred consulting costs (note 2)                 3,122,456               --
  Prepaid expenses and sundry assets                    38,801               --
                                                  -------------    -------------
                                                     3,572,984               --

Other
  Technology, licences and patents                   1,969,236               --
                                                  -------------    -------------
                                                  $  5,542,220     $        NIL
                                                  =============    =============
                                  LIABILITIES
Current
  Accounts payable and accrued liabilities        $    263,954     $    202,000
  Stock option liability (note 3)                      846,780          153,180
  Due to director (note 4)                             180,362               --
                                                  -------------    -------------
                                                     1,291,096          355,180
                                                  -------------    -------------

SHAREHOLDERS' EQUITY

  CAPITAL STOCK (note 5)                               125,747           13,181

  ADDITIONAL PAID IN CAPITAL                        18,696,548       10,503,691

  (DEFICIT) - Statement III                        (14,571,171)     (10,872,052)
                                                  -------------    -------------
                                                     4,251,124         (355,180)
                                                  -------------    -------------
                                                  $  5,542,220     $        NIL
                                                  =============    =============


                                      F-3
                            {SEE ACCOMPANYING NOTES.}

                             ALTERNATE ENERGY CORP.
                                  STATEMENT II
                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                     RESTATED
                                                                    (SEE NOTE 3)
                                       2003             2002            2001
                                   -------------   -------------   -------------

REVENUE                            $         --    $         --    $         --
                                   -------------   -------------   -------------
EXPENSES
  Administrative                         76,973          71,995         471,382
  Consulting fees                     2,857,703         721,098         805,266
  Management fees (note 8)              240,000         239,201         390,000
  Professional fees                      29,443          18,075          57,048
  Stock option benefit (note 3)         697,000              --         153,180
  Amortization of goodwill                   --              --          41,623
                                   -------------   -------------   -------------
(LOSS) BEFORE THE UNDERNOTED         (3,901,119)     (1,050,369)     (1,918,499)
  Recovery of loan                     (202,000)             --              --
  Minority interest                          --              --          17,879
  (Loss) on investments                      --      (1,059,197)             --
                                   -------------   -------------   -------------
NET (LOSS) FOR THE YEAR            $ (3,699,119)   $ (2,109,566)   $ (1,900,620)
                                   =============   =============   =============

NET (LOSS) PER SHARE               $       (.08)   $       (.32)   $      (1.11)
                                   =============   =============   =============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          45,798,538       6,521,203       1,706,140
                                   =============   =============   =============


                                      F-4
                            {SEE ACCOMPANYING NOTES.}

                                             ALTERNATE ENERGY CORP.
                                                  STATEMENT III
                                        STATEMENT OF SHAREHOLDERS' EQUITY
                                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                                                     ADDITIONAL                       TOTAL
                                            COMMON STOCK              PAID IN       ACCUMULATED       EQUITY
                                      SHARES           AMOUNT         CAPITAL       DEFICIENCY      DEFICIENCY
                                   -------------   -------------   -------------   -------------   -------------

DECEMBER 31, 2000                     8,373,542    $      8,373    $  7,140,763    $ (6,861,866)   $    287,270
-------------------------------    -------------   -------------   -------------   -------------   -------------

  Issue of shares for services          495,000             495          52,605              --          53,100
  Issue of shares for investment      3,000,000           3,000         225,000              --         228,000
  Reverse stock split               (10,388,032)        (10,387)         10,387              --              --
                                   -------------   -------------   -------------   -------------   -------------
                                      1,480,510           1,481       7,428,755      (6,861,866)        568,370

  Issue of shares for services
    to Directors                      1,900,000           1,900       1,233,100              --       1,235,000
  Stock options                              --              --         231,008              --         231,008
  Net (loss) 2001                            --              --              --      (1,900,620)     (1,900,620)
                                   -------------   -------------   -------------   -------------   -------------

DECEMBER 31, 2001                     3,380,510           3,381       8,892,863      (8,762,486)       (133,758)
-------------------------------    -------------   -------------   -------------   -------------   -------------

  Issue of shares for services          556,500             557         227,613              --         228,170
  Issue of shares for cash            3,855,000           3,855         381,645              --         385,500
  Issue of shares for services
    to directors                      3,892,174           3,892         717,934              --         721,826
  Issue of shares to creditors        1,496,112           1,496         283,636              --         285,132
  Net (loss) 2002                            --              --              --      (2,109,566)     (2,109,566)
                                   -------------   -------------   -------------   -------------   -------------

DECEMBER 31, 2002                    13,180,296          13,181      10,503,691     (10,872,052)       (355,180)
-------------------------------    =============   =============   =============   =============   =============

  Reverse stock split                (7,189,116)         (7,189)          7,189              --              --
  Issue of shares for licence
    and patents                     104,870,715         104,870         (42,007)             --          62,863
  Issue of shares for service         9,005,000           9,005       5,689,555              --       5,698,560
  Issue of shares to creditors          300,000             300         209,700              --         210,000
  Issue of shares for stock
  options                                20,000              20           1,980              --           2,000
  Issue of shares for placement       1,060,000           1,060         530,940              --         532,000
  Issue of shares for patents         4,500,000           4,500       1,795,500              --       1,800,000
  Net (loss) 2003                            --              --              --      (3,699,119)     (3,699,119)
                                   -------------   -------------   -------------   -------------   -------------
DECEMBER 31, 2003                   125,746,895    $    125,747    $ 18,696,548    ($14,571,171)   $  4,251,124
-------------------------------    =============   =============   =============   =============   =============


                                                      F-5
                                            {SEE ACCOMPANYING NOTES.}

                               ALTERNATE ENERGY CORP.
                                    STATEMENT IV
                              STATEMENT OF CASH FLOWS
                        FOR THE YEAR ENDED DECEMBER 31, 2003

                                                            2003           2002
                                                        ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) for the year - Statement II                $(3,699,119)   $(2,109,566)
  Adjustments to Net Loss to Reconcile to
    Net Cash from Operations
    Services for stock                                    7,773,423      1,610,828
    Minority interest                                            --        (18,381)
    Investment write-off                                         --              1
    Write-off of goodwill                                        --        182,187
    Amortization                                                 --             --
                                                        ------------   ------------
                                                          4,074,304       (334,931)
                                                        ------------   ------------
  Changes in non-cash working capital components
    Prepaid expenses and deferred development costs         (38,801)     1,079,286
    Deferred consulting costs                            (3,122,456)            --
    Accounts payable and accrued liabilities                 61,954       (607,866)
    Stock option liability                                  693,600             --
                                                        ------------   ------------
                                                         (2,405,703)       471,420
                                                        ------------   ------------

  Net cash provided by (used in) operating activities     1,668,601        136,489
                                                        ------------   ------------
FINANCING ACTIVITIES
  Issue of common shares                                    532,000          9,800
  Advances from directors                                   180,362       (151,574)
                                                        ------------   ------------
                                                            712,362       (141,774)
                                                        ------------   ------------
INVESTING ACTIVITIES
  Purchase of intangible assets                          (1,969,236)            --
                                                        ------------   ------------

INCREASE (DECREASE) IN CASH DURING YEAR                     411,727         (5,285)

CASH, BEGINNING OF YEAR                                          --          5,285
                                                        ------------   ------------
CASH, END OF YEAR                                       $   411,727    $       NIL
                                                        ============   ============


                                        F-6
                             {SEE ACCOMPANYING NOTES.}

                             ALTERNATE ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


1. NATURE OF OPERATIONS
-----------------------

NATURE OF OPERATIONS

         COI was incorporated in Nevada on August 1, 1997. The Company purchased technology, licences and patents from AEC I, Inc (formerly Alternate Energy Corp.) on May 22, 2003 for 104,870,715 restricted shares of the Company. The issuance of the shares of the corporation from treasury made AEC,I the majority shareholder. However, AEC,I will not be merged or consolidated with Alternate Energy Corp.

         On May 22, 2003, the Company changed its name to Alternate Energy Corp. and commenced active business operations on June 1, 2003. The Company has been working on a strategy to raise capital in order to continue its efforts to complete certification of the Company's Hydrogen Production System as well as to develop its Alpha products.

2. SIGNIFICANT ACCOUNTING POLICIES
----------------------------------

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

DEFERRED CONSULTING COSTS

         Shares have been issued to service providers and consultants over the term of contracts ranging from 1 to 3 years. Shares have been issued at the fair market value price at date of contract signing and the expense will be amortized over the term of the contract.

                             ALTERNATE ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------

TECHNOLOGY PATENTS AND LICENCES

         On May 22, 2003, the Company adopted SFAS No 142, "Goodwill and Other Intangible Assets." Under the new statement, the Company no longer amortizes intangible assets with indefinite lives, but instead tests for impairment on at least an annual basis.

IMPAIRMENT OF INTANGIBLE ASSETS WITH INDEFINITE LIVES

         In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which was adopted in its entirety on May 22, 2003, the Company evaluates the carrying value of other intangible assets annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether the other intangible asset is impaired, the Company compares the fair value of the reporting unit to which the other intangible asset is assigned to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit to its carrying amount. In calculating the implied fair value of the other intangible assets, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of its intangibles. The initial evaluation of the intangible assets completed as of October 1, 2003 in accordance with SFAS No. 142 resulted in no impairment losses. Additionally, the Company performed its periodic review of its intangible assets for impairment as of December 31, 2003, and did not identify any asset impairment as a result of the review.

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

                             ALTERNATE ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
----------------------------------------------


COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of shareholder's equity and in the balance sheet as a component of shareholder's equity.

USE OF ESTIMATES

         The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

STOCK OPTION PLANS

         The Company applies the fair value based method of accounting prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION in accounting for its stock options granted to both employees and non-employees. As such, compensation expense is recorded on the date of grant based on the fair market value of the stock and expensed in the period which the option was granted.

                             ALTERNATE ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


3. STOCK OPTIONS
----------------

         On May 22, 2003, the Company adopted a stock option plan accounted for under SFAS No. 123 and related interpretations. The plan allows the Company to grant options to persons employed or associated with the Company, including without limitation, any employee, director, general partner, officer, attorney, accountant, consultant or advisor up to an aggregate of 5,000,000 Common shares. The options have a term of expiration to be set by the Compensation Committee of the Board of Directors but will not exceed ten (10) years after the grant date. The exercise price for each option will be at the discretion of the Compensation Committee.

         On July 7, 2003 the Company granted 4,100,000 options at $0.10 expiring June 1, 2006 and expensed the difference between the fair market value of the shares on July 7, 2003 and the option price. The option expense amount for 2003 totals $697,000 and 20,000 options were exercised in the year. $693,600 has been recorded to the stock option liability account.

         The following table summarizes information about options outstanding at December 31, 2003:


             RANGE OF                                  REMAINING
             EXERCISE               NUMBER            CONTRACTUAL
              PRICES             OUTSTANDING             LIFE
          -------------          -----------          -----------
              $0.10               4,080,000            2.5 years
              $0.80                 196,385               1 year
              $1.20                   3,750               1 year
                               ------------
                                  4,280,135
                               ============

         In 2002, no options were issued by the Company.

         For options issued in 2001, the new accounting policy of the Company was to expense the stock options once granted at the fair market value price. The policy has been retroactively restated to coincide with SFAS No. 123. The change of the stock option policy in 2001 has increased both the consulting fee expense by $153,180 and the stock option liability by $153,180.

         The options included in stock option liability were issued as follows:

                              2001                    $153,180
                              2003                     693,600
                                                  ------------
                                                      $846,780
                                                  ============

                             ALTERNATE ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


4. DUE TO DIRECTOR
------------------

         The amount due to one of the directors is non-interest bearing, due on demand and has no fixed repayment terms.


5. CAPITAL STOCK
----------------

      AUTHORIZED
      150,000,000 Common shares with a par value of $0.001

      ISSUED                                               2003         2002
                                                        -----------  -----------

      125,746,895 Common shares (2002 - 13,180,296)     $  125,747   $   13,181
                                                        ===========  ===========

         During May 2003, there was a 2.2:1 reverse stock split. The number of shares was reduced from 13,180,296 to 5,991,180.


6. BASIC LOSS PER SHARE
-----------------------

         Basic net loss per share figures are calculated using the weighted average number of common shares outstanding computed on a daily basis.


7. INCOME TAXES
---------------

         Under SFAS No. 109, Accounting for Income Taxes, deferred tax assets and liabilities are recognized for the future tax cconsequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates.

         Deferred tax assets have been valued at zero for 2003 and 2002.

                             ALTERNATE ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


8. RELATED PARTY TRANSACTIONS
-----------------------------

         During the year the Company had the following related party transactions:

                                                           2003         2002
                                                        -----------  -----------
     Management fees and expenses paid to directors
       of the company and their related company         $   40,000   $  336,326
                                                        ===========  ===========

9. WARRANTS
-----------

         Warrants issued in the year and outstanding at December 31, 2003 total 818,606. The expiration date of the warrants is December 2006 and their strike price ranges from $1.20 to $1.67.


10 CONTINGENT LIABILITY
-----------------------

         The Company has been sued by the Securities and Exchange Commission. On August 15, 2002 the Securities and Exchange Commission filed a civil lawsuit against the Company, its former CEO and other individuals. The SEC alleges in its complaint that COI Solutions, while under prior management, engaged in a scheme to pay illegal kickbacks to representatives of a European fund contrived by the FBI and made false and misleading statements in filing on Form S-8. The SEC is seeking injunctive relief enjoining any violations of the securities laws and is also seeking civil penalties. Senior trial counsel for the Securities and Exchange Commission has recommended to the Commission that they settle with the Company and that they not impose any civil penalty. As part of Counsel's recommendation the Company would neither admit nor deny any liability. The Commission has not yet approved the recommendation.

                             ALTERNATE ENERGY CORP.
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


11. SUBSEQUENT EVENT
--------------------

         Subsequent to year end, Alternate Energy Corp. has received proceeds of funding in the amount of $2,750,000 via a private placement of the Company's common stock with institutional investors. The proceeds are expected to be used for funding interim working capital requirements, marketing and early stage business development programs, completion of certification of the Company's Hydrogen Production System, as well as developing final engineering specifications for the Company's Alpha product for distribution to accounts.

         The financing includes the issuance of 5.5 million of restricted shares at $0.50 per share and 3.547 million warrants exercisable over a 3-year period to purchase the Company's common stock at a range of $0.50-$1.67 per share. The Company shall have the option of calling any unexercised warrants once the registration statement is effective and the Company's common stock price exceeds $2 per share for a period of 30 trading days.