Form 10QSB
period 2004-03-31
ALTERNATE ENERGY CORP
filed 2004-05-17
CIK 1075773

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ending March 31, 2004

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28015

                             ALTERNATE ENERGY CORP.
             (Exact name of registrant as specified in its charter)

           Nevada                                            86-0884116
           ------                                            ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                        3325 North Service Rd, Suite 105
                               Burlington, Ontario
                                 Canada L7N 3G2
                    (Address of principal executive offices)

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

Yes [X] No [ ]

The number of common shares without par value outstanding on March 31, 2004 was 130,700,395 shares.

ALTERNATE ENERGY CORP.
CONDENSED BALANCE SHEET


                                                     MARCH, 31      December, 31
Unaudited                                              2004            2003
--------------------------------------------------------------------------------

ASSETS
      BANK                                       $  2,333,850      $    411,727
      TECHNOLOGY ASSETS                             1,969,236         1,969,236
      PREPAID EXPENSE                               3,263,571         3,161,257
                                                 -------------     -------------
                                                 $  7,566,657      $  5,542,220
                                                 =============     =============

LIABILITIES
Current
     Accounts Payable and accrued liabilities    $    277,177      $    263,954
     Loans payable                                    130,362           180,362
     STOCK OPTION LIABILITY                           846,780           846,780
                                                 -------------     -------------
                                                    1,254,319         1,291,096

SHAREHOLDERS' EQUITY
Capital stock (Note 2)                              2,878,947           125,747
Additional paid in capital                         18,696,548        18,696,548
Deficit                                           (15,263,157)      (14,571,171)
                                                 -------------     -------------
                                                    6,312,338         4,251,124
                                                 -------------     -------------
                                                 $  7,566,657      $  5,542,220
                                                 =============     =============

              See accompanying notes to the financial statements.

--------------------------------------------------------------------------------

ALTERNATE ENERGY CORP.
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)


Three Months Ending March 31                        2004               2003
--------------------------------------------------------------------------------

Revenue                                      $         NIL        $         NIL
                                             --------------       --------------

Expenses
     STOCK OPTION BENEFIT                                0              697,000
     Management fees                                67,500              240,000
     Professional fees                             330,289               29,443
     Consulting                                     94,097            2,857,703
     Administrative                                200,100               76,973
Goodwill amortization                                    0                    0
     RECOVERY OF LOAN                                    0             (202,000)
                                             --------------       --------------
                                                   691,986            3,699,119
                                             --------------       --------------


Net earnings (loss)                          $    (691,986)       $  (3,699,119)
                                             --------------       --------------

Weighted basic average shares                  130,700,395           45,798,538
                                             ==============       ==============

               See accompanying notes to the financial statements

--------------------------------------------------------------------------------

ALTERNATE ENERGY CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ending March 31                                 2004             2003
--------------------------------------------------------------------------------------
Cash flows from (applied to)

     OPERATING
            Net earnings (loss)                          $  (691,986)     $(3,699,119)
            SERVICES FOR STOCK                                     0        7,773,423
            Goodwill amortization                                  0                0
                                                         ------------     ------------
                                                            (691,986)       4,074,304
     Changes in
            Accounts payable and accrued liabilities          13,223           61,954
            PREPAID EXPENSE                                 (102,314)      (3,161,257)
            STOCK OPTION LIABILITY                                 0          693,600
                                                         ------------     ------------
                                                             (89,091)      (2,405,703)

      FINANCING ACTIVITIES
            SHARE SUBSCRIPTION                             2,753,200          532,000
            ADVANCES FROM (TO) DIRECTOR                      (50,000)         180,362
                                                         ------------     ------------
                                                           2,703,200          712,362
                                                         ------------     ------------
      INVESTING ACTIVITIES
            PURCHASE OF INTANGIBLE ASSETS                          0       (1,969,236)
                                                         ------------     ------------

Net increase (decrease) in cash during the year            1,922,123          411,727

Cash, beginning of period                                    411,727                0
                                                         ------------     ------------

Cash, end of period                                      $ 2,333,850      $   411,727
                                                         ------------     ------------

              See accompanying notes to the financial statements.

--------------------------------------------------------------------------------------

                                           4

ALTERNATE ENERGY CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited) March 31, 2004

                 ----------------------------------------------

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in THE COMPANY'S annual financial statements and footnotes thereto. For further information, refer to the financial statements and related footnotes for the year ended December 31, 2003 included in THE COMPANY'S Annual Report on Form 10-KSB.

INCOME TAXES

Income taxes for the interim periods were computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by management. There are no income taxes for the current period as THE COMPANY has approximately $966,049 of net operating loss carry-forwards, which expires between 2007 to 2009. The realization of the tax loss carry-forward is contingent upon certain facts and circumstances; therefore the Company may not be able to realize the net operating loss carry-forward.

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

There were stock options outstanding at March 31, 2004 to purchase 4,246,385 of common stock, December 31, 2003 - 4,326,385.

Basic weighted average shares outstanding March 31, 2003 were 130,700,395, December 31, 2003 - 125,746,895.

2. CAPITAL STOCK

There were 5,313,500 common stock issued during this period.

--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

         FOR FISCAL QUARTER ENDED MARCH 31, 2004, COMPARED TO THE FISCAL QUARTER ENDED MARCH 31, 2003

         REVENUES

         For the fiscal quarter ended March 31, 2004 and March 31, 2003, AEC had no revenues. AEC continues its efforts to develop its hydrogen production system.

         EXPENSES

         AEC had total expenses of $691,986 and $3,699,119 in the fiscal quarter ended March 31, 2004 and March 31, 2003, respectively. AEC's expenses for the fiscal quarter ended March 31, 2004 consisted of $200,100 in administrative expenses, $94,097 in consulting fees, $67,500 in management fees, and $330,289 in professional fees. During the fiscal quarter ended March 31, 2003, AEC's expenses were substantially higher than in fiscal quarter ended March 31, 2004, mostly due to consulting fees, which were $2,857,703 in the 2003 period. Over the next 12 months, AEC anticipates that its expenses will increase over its expenses in fiscal year 2003 as a result of AEC's continuation of the development of its hydrogen production system.

         NET LOSS

         AEC had a net loss of $691,986 for the fiscal quarter ended March 31, 2004, compared with a net loss of $3,699,119 for the fiscal quarter ended March 31, 2003. The decrease of $3,007,133 in the net loss for the 2004 fiscal quarter compared to the 2003 fiscal quarter relates mainly to the decrease in consulting fees in the 2004 period. Management believes that, for the fiscal year ending December 31, 2004, AEC will only be able to reduce its net loss if AEC can create and sustain significant revenues from its hydrogen production system.

LIQUIDITY AND CAPITAL RESOURCES

         AEC's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. AEC incurred a net loss of $691,986 and $3,699,119 for the quarters ended March 31, 2004 and March 31, 2003, respectively, and has an accumulated deficit of $15,263,157 at March 31, 2004. AEC had $2,333,850 in cash on hand as of March 31, 2004. Management may obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon AEC ultimately obtaining profitable operations. However, no assurances can be given that AEC will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

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

         Net cash used in operating activities was $691,986 for the three month period ended March 31, 2004.

         Net cash obtained from financing activities was $2,703,200 for the three month period ended March 31, 2004, compared with $712,362 for the three month period ended March 31, 2003. In the 2004 period, the Company issued shares of common stock for $2,753,200.

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

         Concurrently, AEC is meeting with potential strategic partners that can help provide the company with technical assistance to mass produce the product and associated technology and provide a national and international marketing presence. It is envisioned that these partners will help the company with the hydrogen production system technology, placing it with various residential and commercial customers. Additionally, the technology will need to go through extensive safety testing and will have to meet various government safety standards for placement in businesses. It is anticipated that the safety testing and the other steps outlined above is expected to be accomplished in the next 12 months.

         In order to accomplish these steps management estimates that the Company will require additional funding in the next 12 months. As the Company does not have any current revenue, such funds will come from loans from officers and private placements of the Company's common stock.

         The Company, formerly known as COI Solutions, was incorporated in Nevada on August 1, 1997. The Company purchased technology, licenses and patents from AEC I, Inc (formerly Alternate Energy Corporation) on May 22, 2003 for 104,870,715 restricted shares of the Company. The issuance of the shares of the corporation from treasury made AEC,I the majority shareholder. However, AEC,I will not be merged or consolidated with Alternate Energy Corp.

         On May 22, 2003, the Company changed its name to Alternate Energy Corp. and commenced active business operations on June 1, 2003. The Company has been working on a strategy to raise capital in order to continue its efforts to complete certification of the Company's Hydrogen Production System as well as to develop its Alpha products.

         AEC's technology and partner relationships also have application in the small business and residential markets. AEC will pursue future opportunities to generate cost efficient and environmentally friendly power in these markets.
 AEC currently has 8 full time employees. In conjunction with the production of our units as well as increased administrative activity it is anticipated that the Company will have a total of 12 full time employees at the end of 12 months.

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

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

In January 2004, AEC entered into a Securities Purchase Agreement with Palisades Master Fund LP, Crescent International Ltd., Alpha Capital AG, Bristol Investment Fund, Ltd., Ellis International Limited, Inc., Vertical Ventures, LLC, Platinum Partners, Abraham Schwartz, Colbart Birnet, Chana Braun, Ronald Nash, Marketwise Trading, West End Convertible Fund, and a trust account pursuant to which AEC sold a total of 5,500,000 shares of common stock at a price of $0.50 per share and warrants to purchase a total of 2,750,000 shares of common stock at an exercise price of $0.85 per share. The warrants have a three year term. AEC received gross proceeds of $2,750,000 from this transaction. The shares and warrants have subsequently been registered on Form SB-2 which was declared effective by the Commission on April 1, 2004.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) No reports on Form 8-K have been filed for the period ended MARCH 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, THE REGISTRANT has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DATED THIS 14 TH DAY OF MAY, 2004

                                 ALTERNATE ENERGY CORP.


                             BY: /S/ BLAINE FROATS
                                 -------------------------
                                 BLAINE FROATS,
                                 CHAIRMAN/CEO AND A MEMBER
                                 OF THE BOARD OF DIRECTORS


                             BY: /S/ BLAINE FROATS
                                 -------------------------
                                 BLAINE FROATS,
                                 CFO AND A MEMBER
                                 OF THE BOARD OF DIRECTORS

                  CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

                         I, Blaine Froats, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AEC. (the "REGISTRANT");

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


                      BY: /S/ BLAINE FROATS
                          ----------------------------------
                          BLAINE FROATS
                          CHAIRMAN OF THE BOARD OF DIRECTORS

Date: May 14, 2004

                  CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

                        I, BLAINE FROATS, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of AEC. (the "REGISTRANT");

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


                      BY: /S/ BLAINE FROATS
                          ----------------------------------
                          BLAINE FROATS
                          CFO

Date: May 14, 2004