Form 10QSB
period 2004-06-30
ALTERNATE ENERGY CORP
filed 2004-08-11
CIK 1075773

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ending June 30, 2004

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

Yes [X] No [ ]

The number of common shares without par value outstanding on June 30, 2004 was 130,994,941 shares.

================================================================================

ALTERNATE ENERGY CORP.
CONDENSED BALANCE SHEET

                                                      June, 30     December, 31
Unaudited                                               2004            2003
--------------------------------------------------------------------------------
ASSETS
      BANK                                         $   1730029       $   411727
      TECHNOLOGY ASSETS                                1970248          1969236
      PREPAID EXPENSE                                  1089396          3161257
                                                   -----------       ----------
                                                   $   4789673       $  5542220
                                                   ===========       ==========

LIABILITIES
Current
     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES      $    433419       $   263954
     LOANS PAYABLE                                      164582           180362
     STOCK OPTION LIABILITY                             846780           846780
                                                   -----------       ----------
                                                       1444781          1291096


SHAREHOLDERS' EQUITY
Capital stock (Note 2)                                 2879242           125747
Additional paid in capital                            18923253         18696548
Deficit                                              (18457603)       (14571171)
                                                   -----------       ----------
                                                       3344892          4251124
                                                   -----------       ----------
                                                   $   4789673       $  5542220
                                                   ===========       ==========

See accompanying notes to the financial statements.

ALTERNATE ENERGY CORP.
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

Three Months Ending June 30                        2004               2003
-------------------------------------------------------------------------------

Revenue                                        $        NIL        $        NIL
                                               -------------       ------------

Expenses

     Management fees                                24,697                   0
     Professional fees                              19,475                   0
     Consulting                                  2,914,571                   0
     Administrative                                237,586               6,778
                                               -------------       ------------
                                                 3,196,329               6,778
                                               -------------       ------------

Net earnings (loss)                            $(3,196,329)        $    (6,778)
                                               ------------        ------------

Weighted basic average shares                  130,847,668          13,180,291
                                               ============        ============

See accompanying notes to the financial statements


ALTERNATE ENERGY CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ending June 30                                   2004              2003
-----------------------------------------------------------------------------------------
Cash flows from (applied to)

     OPERATING
            NET EARNINGS (loss)                           $(3,196,329)      $    (6,778)
            SERVICES FOR STOCK                                227,000                 0
                                                          ------------      ------------
                                                           (2,969,329)           (6,778)
     Changes in
            ACCOUNTS PAYABLE AND ACCRUED LIABILITIES          156,242             6,778
            PREPAID EXPENSE                                (2,114,175)                0
                                                          ------------      ------------
                                                             (638,912)           (6,778)

      FINANCING ACTIVITIES
            CHANGE IN ACCUMULATED/OTHER COMPREHENSIVE INCOME    1,883                 0
            ADVANCES FROM (TO) DIRECTOR                       (34,220)                0
                                                          ------------      ------------
                                                               36,103                 0
                                                          ------------      ------------
      INVESTING ACTIVITIES
            PURCHASE OF TECHNOLOGY ASSETS                      (1,012)                0
                                                          ------------      ------------

Net increase (decrease) in cash during the year              (603,821)                0

Cash, beginning of period                                   2,333,850                 0
                                                          ------------      ------------

Cash, end of period                                       $ 1,730,029       $         0
                                                          ------------      ------------

See accompanying notes to the financial statements.

ALTERNATE ENERGY CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited) June 30, 2004

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

There were stock options outstanding at June 30, 2004 to purchase 4,246,385 of common stock, December 31, 2003 - 4,326,385.

Basic weighted average shares outstanding June 30, 2003 were 130,847,668, December 31, 2003 - 125,746,895.

2. CAPITAL STOCK

There were 294,546 common stock issued during this period.

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

RESULTS OF OPERATIONS

         FOR FISCAL QUARTER ENDED JUNE 30, 2004, COMPARED TO THE FISCAL QUARTER ENDED JUNE 30, 2003

         REVENUES

         For the fiscal quarter ended June 30, 2004 and June 30, 2003, AEC had no revenues. AEC continues its efforts to develop its hydrogen production system.

         EXPENSES

         AEC had total expenses of $3,196,329 and $6,778 in the fiscal quarter ended June 30, 2004 and June 30, 2003, respectively. AEC's expenses for the fiscal quarter ended June 30, 2004 consisted of $237,586 in administrative expenses, $2,914,571 in consulting fees, $24,697 in management fees, and $19,475 in professional fees. During the fiscal quarter ended June 30, 2003, AEC's expenses were substantially lower than in fiscal quarter ended June 30, 2004, mostly due to consulting fees, which were $0 in the 2003 period. Over the next 12 months, AEC anticipates that its expenses will increase over its expenses in fiscal year 2003 as a result of AEC's continuation of the development of its hydrogen production system.

         NET LOSS

         AEC had a net loss of $3,196,329 for the fiscal quarter ended June 30, 2004, compared with a net loss of $6,778 for the fiscal quarter ended June 30, 2003. The increase of $3,189,551 in the net loss for the 2004 fiscal quarter compared to the 2003 fiscal quarter relates mainly to the increase in consulting fees in the 2004 period. Management believes that, for the fiscal year ending December 31, 2004, AEC will only be able to reduce its net loss if AEC can create and sustain significant revenues from its hydrogen production system.

LIQUIDITY AND CAPITAL RESOURCES

         AEC's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. AEC incurred a net loss of $3,196,329 and $6778 for the quarters ended June 30, 2004 and June 30, 2003, respectively, and has an accumulated deficit of $18,457,603 at June 30, 2004. AEC had $1,730,029 in cash on hand as of June 30, 2004. Management may obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon AEC ultimately obtaining profitable operations. However, no assurances can be given that AEC will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

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

         Net cash used in operating activities was $603,821 for the three month period ended June 30, 2004.

         Net cash obtained from financing activities was $36,103 for the three month period ended June 30, 2004, compared with $0 for the three month period ended June 30, 2003. In the 2004 period, the Company issued shares of common stock for $294,546.

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

         The prototype units are being tested in our newly built lab in order that the design will allow for the production of hydrogen in a safe and cost effective manner. The technology will need to go through extensive safety testing and will have to meet various standards prior to placement in homes and businesses.

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

(b) No reports on Form 8-K have been filed for the period ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, THE REGISTRANT has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

DATED THIS 11TH DAY OF AUGUST, 2004

                              ALTERNATE ENERGY CORP.

                              BY: /S/ BLAINE FROATS
                                  - - - - - - - - - - - - - - - -
                                  BLAINE FROATS,
                                  CHAIRMAN/CEO AND A MEMBER
                                  OF THE BOARD OF DIRECTORS

                              BY: /S/ BLAINE FROATS
                                  - - - - - - - - - - - - - - - -
                                  BLAINE FROATS,
                                  CFO AND A MEMBER
                                  OF THE BOARD OF DIRECTORS