Form 10QSB
period 2004-09-30
ALTERNATE ENERGY CORP
filed 2004-11-18
CIK 1075773

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28015

                       ALTERNATE ENERGY CORPORATION, INC.

             (Exact name of registrant as specified in its charter)

           Nevada                                               86-0884116
-------------------------------                             -------------------
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

Indicate by check mark whether THE REGISTRANT (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that THE REGISTRANT was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of common shares without par value outstanding on September 30, 2004 was 132,664,941 Shares.

ALTERNATE ENERGY CORP.
CONDENSED BALANCE SHEET
                                                Sept 30          Sept 30            Dec 31
Unaudited                                        2004              2003              2003
---------                                    -------------     -------------     -------------
Assets                                                                           $         --
Bank                                              777,559            12,287           411,727
Prepaid Expenses and Sundry Assets                592,716         2,017,832         1,969,236
Technology and Capital Assets                   2,300,077         4,153,650         3,161,257
                                             -------------     -------------     -------------
                                                3,670,352         6,183,769         5,542,220
                                             =============     =============     =============

LIABILITIES
Current
Accounts payable and accrued liabilities     $     12,921      $     56,752      $    263,954
Loan Payable                                      264,497           180,362
Stock Option Liability                            848,780           209,533           846,780
                                             -------------     -------------     -------------

                                                1,126,198           266,285         1,291,096
                                             -------------     -------------     -------------

SHAREHOLDERS' EQUITY
Capital stock (Note 2)                            132,665           129,701           125,747
Additional paid in capital                     22,181,830        17,378,289        18,696,548
Deficit                                       (19,770,341)      (11,526,387)      (14,571,171)
                                             -------------     -------------     -------------

                                                2,544,154         5,981,603         4,251,124
                                             -------------     -------------     -------------

                                                3,670,352         6,247,888         5,542,220
                                             =============     =============     =============

                      See accompanying notes to the financial statements.


                                               2

ALTERNATE ENERGY CORPORATION, INC.
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)
                                     September         September        9 months ended     9 months ended
Three months ending Sept 30            2004               2003               2004               2003
                                  --------------     --------------     --------------     --------------
Revenue                           $          --      $          --      $          --      $          --
                                  --------------     --------------     --------------     --------------

Expenses
         Management fees                     --            120,000             92,197            120,000
         Professional fees               98,279              5,635            448,043              9,660
         Consulting                   1,191,622                 --          4,200,290                  0
         Administrative                 123,849            681,880            561,535          2,667,116
                                  ==============     ==============     ==============     ==============
                                      1,413,750            807,515          5,302,065          2,796,776
                                  --------------     --------------     --------------     --------------
Net earnings (loss)                  (1,413,750)          (807,515)        (5,302,065)        (2,796,776)
                                  ==============     ==============     ==============     ==============
Basic Net loss per share                  (0.01)             -0.01              (0.04)             -0.04

Weighted basic average shares       131,829,941        113,806,877        131,000,000         79,128,850

                           See accompanying notes to the financial statements.


                                                    3

ALTERNATE ENERGY CORP.
CONDENSED STATEMENT OF CASH FLOW
(Unaudited)
                                                                September        September
Three months ending Sept 30                                        2004             2003

Cash flows from (applied to)

Operating

     Net earnings (loss)                                       (1,413,750)        (807,515)
   Shares issued for Services                                     512,000
                                                              ------------     ------------
                                                                 (901,750)        (807,515)
                                                              ------------     ------------
Changes in

    Accounts payable and accrued liabilities                     (420,498)         (56,593)
    Prepaid Expenses and Sundry Assets                            496,680               --
    Stock Option Liability                                          2,000               --

                                                              ------------     ------------
                                                                 (823,568)        (864,108)
                                                              ------------     ------------

Investing
    Purchase of Patents and Technology                           (329,829)      (4,090,787)

Financing

    Loan Payable                                                   99,915          209,433

    Changes in Accumulated and Other Comprehensive Income         101,012        6,632,310
                                                              ------------     ------------

                                                                  200,927        6,841,743
                                                              ------------     ------------

Net increase (decrease) in cash during the period                (952,470)       1,886,848

Cash beginning of period                                        1,730,029               --
                                                              ------------     ------------

Cash end of period                                            $   777,559      $    12,287
                                                              ------------     ------------

                    See accompanying notes to the financial statements.


                                             4

ALTERNATE ENERGY CORPORATION, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited) September 30, 2004 [GRAPHIC OMITTED]

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

There were stock options outstanding at September 30, 2004 to purchase 4,246,385 shares of common stock, December 31, 2003 at 4,326,385

Basic weighted average shares outstanding September 30, 2004 were 132,664,941. September 30, 2003 - 113,806,877

2. CAPITAL STOCK

There were 1,670,000 shares issued for this period. These shares were issued for payment towards consulting services for a number of executives and professional people.

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

Alternate Energy Corp. is focused on bringing to market a reliable and economical process for creating low-cost, on demand hydrogen for use in the production of power. We are focusing on the production of power in both vehicles and buildings. We are currently in the research and development stage and don't have any revenues, but have successfully produced hydrogen that was used in the operation of a fuel cell. We operate from two facilities: one in Burlington, Ontario, Canada and one in Knoxville, Tennessee.

Plan of Operation

We have begun the process of refining our hydrogen production process and have been testing different alloys in order to find the most efficient. We have also successfully converted an internal combustion engine to work with hydrogen as fuel. AEC does not intend to enter into the manufacturing of hydrogen-run IC engines, but rather to eventually commission an existing manufacturer to build a unit that meets AEC's technology design specifications. This ICE generator was converted purely for testing and demonstration purposes.

We also made a strategic investment in Astris Energi Inc., a producer of hydrogen fuel cells. We had previously entered into agreements with Astris and had provided a prototype hydrogen generator to power their fuel cell golf car in September 2003. This investment of $300,000 assures us the first POWERSTACK(TM) MC250 Astris fuel cells `off the line', to be installed in a 2.4 kW Model E8 affordable AFC (Astris Fuel Cell) generator. Upon delivery of the AFC generator, the unit will then be interfaced to operate using AEC's hydrogen production technology. This completed `powerpack' will be used as a combined demonstration unit, to jointly and independently, attract and secure commercial, utility and government customers interested in renewable on-site energy.

The investment was in common shares of Astris stock and included 1 warrant per common share exercisable at $0.50 per share. The common shares were bought at $0.30 per share and will be registered for resale. Astris' shares trade on the OTC Bulletin Board under the symbol ASRNF.

During the next 12 months we will be improving the efficiency of our on-demand hydrogen production process and will be demonstrating both the internal combustion unit and alkaline fuel cell unit to engine and generator producers. We estimate that we will require additional funding of approximately $1 million over the next 12 months. During that time we expect to be able to enter into strategic and manufacturing relationships with a hydrogen production unit that is ready for commercial use.

Results of Operations
During the quarter ended September 30, 2004 we had a net loss totaling $1,413,750 as compared to $807,515 for the same quarter in 2003. For the ninths months ended September 30, 2004 we had a net loss of $5,302,065 compared with a net loss of $2,796,776 in the same period of 2003.

The increase quarter over quarter is due to our increased testing activities and the opening of our Tennessee facility. We are currently spending approximately $22,000 per month for testing and expenses at the Tennessee facility. We have also spent approximately $61,000 in professional fees related to our patent applications

Cash and Liquidity
Our cash decreased from $1.7 million at the beginning of the quarter to $777,559 at the end of the quarter. At this current rate we expect to have to seek to need to raise additional funds during the 1st quarter of 2005. As noted above, it is anticipated that we would need to raise up to $1 million over the next 12 months to fully fund operations. We expect to raise these funds through the sale of our common stock.

Subsequent Events

On November 10, 2004 we announced that we would be canceling 30 million shares of stock that had previously been issued in conjunction without purchase of assets from AEC I, Inc. The original owners of those assets, consisting of patents for technologies no longer intended for use by us, will return all shares received from AEC I for the return of the patents and in turn, AEC I shall return 30 million shares of our common stock that have been allocated from the purchase price as it relates to those patents. This will have the effect of decreasing our issued and outstanding shares by 22%.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

Exhibit No.       Document Description

  31.1 Certification of the Chief Executive Officer, pursuant to Rule 13a - 14(a) / 15d - 14(a) of the Sarbanes-Oxley Act of 2002
  31.2 Certification of the Chief Financial Officer, pursuant to Rule 13a - 14(a) / 15d - 14(a) of the Sarbanes-Oxley Act of 2002
  32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, THE REGISTRANT has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


DATED THIS 15TH DAY OF NOVEMBER, 2004


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