Form 10KSB
period 2004-12-31
ALTERNATE ENERGY CORP
filed 2005-04-01
CIK 1075773

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED	COMMISSION FILE NO.
DECEMBER 31, 2004	0-30414

Nevada	Alternate Energy Corp.	86-0884116
(State or Other Jurisdiction of Incorporation	(Formerly COI Solutions, Inc.)	(I.R.S. Employer Identification No.)
or Organization)	(Name of Registrant in Our Charter)
Blaine Froats
Alternate Energy Corp.	2813	Alternate Energy Corp.
105 3325 North Service Road	(Primary Standard Industrial	105 3325 North Service Road
Burlington, Ontario,	Code Number)	Burlington, Ontario,
Canada 67N3G2		Canada 67N3G2
(905) 332-3110		(905) 332-3110
(Address and telephone number of Principal		(Name, address and telephone number
Executive Offices and Principal Place of Business)		of agent for service)

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

YES	NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Issuer’s revenues for its most recent fiscal year. $0

Based on the closing sale price on March 28, 2005, the aggregate market value of the voting common stock held by non-affiliates of Alternate Energy is $10,709,729.10.

As of March 28, 2004 Alternate Energy had 104,814,941 shares of common stock outstanding.

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

This Form 10-KSB Annual Report contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our future financing plans and (e) our anticipated needs for working capital. These statements may be found under "Management’s Discussion and Analysis or Plan of Operations" and "Description of Business," as well as in this Annual Report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this Annual Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Annual Report will in fact occur.

Item 1. Description Of Business

Alternate Energy Corporation (AEC) is developing a hydrogen production system that has mass-deployment economics and will provide on-demand power solutions to a widespread, global base of commercial, industrial, consumer and government markets. The Company is scheduling demonstrations with key strategic partners, potential customers and licensees in 2005, then planning to ship initial hydrogen production and electricity generation systems later in 2005. AEC's proprietary discovery in metallurgy permits a small-scale unit to generate hydrogen from an aqueous solution at price competitive, if not better than, the current fossil fuel kWh cost of energy.

The Company’s main technology is focused on production of on demand hydrogen. AEC believes its hydrogen production process is designed to overcome three major industry obstacles affordability, storage and safety. The hydrogen production system leverages a proprietary chemical process that yields fuel cell quality hydrogen from fresh or salt water, with no known harmful by-products. Since AEC's hydrogen maker requires little space, it can be designed to directly supply mobile and stationary applications on an as needed basis, eliminating the need to store hydrogen in a compressed state.

AEC is focused upon the rapid commercialization and launch to multiple markets of its hydrogen production technology. The initial patents were filed in Fall 2004. The Company believes its hydrogen technology will have application in the areas of back-up and primary power for commercial, industrial and military purposes; stationary and portable fuel cell power applications, in fuel cell-driven and internal combustion engine vehicles, and residential and commercial applications for users wishing to gain independence from the existing electricity grid. AEC is moving to complete the necessary final engineering refinements required to develop and then market these commercial products.

Management believes that AEC's long-term growth prospects are positively affected by several market and industry trends including:

-

  continued uncertainty about the price and availability of fossil fuels (with crude oil recently priced over and still near $50.00 U.S./barrel versus under $30.00 U.S./barrel in October 2003)
  growing commercial and consumer demand for a reliable alternative to the public electric power grid continued concerns about the impact of fossil fuels and greenhouse gases on the global environment serious concerns with the increasing reliance on imported fossil fuels for Western nations

Unlike most of its competitors, AEC's process does not generate its hydrogen from fossil fuels. It also does not require any electrical input.

TECHNOLOGY

AEC owns a metallurgy formulation that causes the separation of hydrogen from water at low cost, in small scale, with no external or electrical energy input required. This hydrogen production unit combines with a hydrogen reciprocating engine, alternator, battery and inverter in an integrated package that can be located on-site for a residential or commercial electricity customer. At a very low competitive kWh cost for hydrogen, the unit will supply power to the building/home/application (5-7 kWh requirements) utilizing water as a fuel source and may produce excess power (5 kW) for use in the electrical grid to reduce peak demand requirements. A smaller version of this generator package can be used to recharge/run various mobile devices and machinery, along with the battery pack to power an electric car.

At the Company’s facilities in Burlington Ontario (Canada), and along with contracted, independent laboratories, the Company is refining its technology and preparing demonstrations of the hydrogen production unit. These Demonstration units will power an Internal Combustion Engine and Astris Energi’s model E8 2.4 kW Alkaline Fuel Cell for a number of potential commercial customers. These demonstrations will substantiate the ability to generate hydrogen and electricity to power a variety of devices at very competitive prices. AEC’s consulting engineers have already confirmed the economic model and functionality of this process.

The AEC hydrogen production technology refines the production of hydrogen and resultant gaseous formation without the need for external energy input at time of production. AEC’s process involves a chemical reaction between a proprietary metal mix and the liquid solution. These metals are plentiful, stable in cost and produce effective, highly purified hydrogen utilizing a catalytic process.

As well, AEC believes this technology has major implications for the economics of supplying Internal Combustion Engine-based portable generators (back-up and primary for commercial and consumer applications) and Fuel Cell or Internal Combustion engine-based hybrid electric vehicles with a clean, cost-efficient hydrogen power source.

Suitable water sources for the aqueous media include, but are not limited to: distilled water, natural sea water, mineral waters or other natural fresh waters.

Upon immersion of AEC’s fabricated metals into the aqueous media, there is an immediate production of aqueous ions and gaseous components, including but not limited to, 99.99% pure hydrogen and oxygen. Removal apparatus for the oxygen are not required for the purity levels required in use by alkaline fuel cells and internal combustion engines. No source of external energy is introduced or required for such production.

The process does not involve electrolysis, nor the use of an external source of electrical power of any manner in the actual hydrogen generation process

The output from the AEC process was certified by Maxxam Analytics, to be 99.9% pure hydrogen on October 7, 2003.

STRATEGY

AEC's go-to-market strategy is to achieve a leading position in the major market segments that we believe can be penetrated rapidly, with relatively little difficulty and at modest cost. The factors evaluated in selecting the initial markets include: market size, established competitors, distribution channels, ease of penetration (i.e. sales and marketing costs), certifications and licenses required, warranty costs and service infrastructure needs, to name a few.

Based upon AEC's evaluation of the various factors, we have targeted for initial penetration the Commercial Back-up Power and Internal Combustion Engine and generator set markets due to initial speed to large, open markets, distribution channels, and ease of penetration. Phase II markets include: Technology Backup, Emergency Power, Marine Power due to its being a smaller market with high margins which can be readily accessed and Electric Vehicle/Hybrid Propulsion due to the large attention on this segment, amount of grant and other subsidized financing available.

In entering the initial markets, AEC will also introduce the technology to various resources that would add the proper third party validation to the technology, including independent laboratories, major engineering firms and U.S. federal government contracting entities. Some of this resources will provide an evaluation of the technology including engineering and test reports, determination of their market strengths and available support in distributing the technology, the purchase of units for testing purposes, and introduction to appropriate federal government agencies through their existing relationships. Applications for grants to conduct these tests and purchases may be applied for as part of the development and certification process. Each agency will be approached on a strategic alliance level to assist in not only testing, but deployment throughout their network of agencies and customers within government, and access to their Fortune 100 alliances. We additionally intend to create a targeted advisory panel and develop relationships with these key individuals as required.

Upon establishing a secure position in its initial markets, AEC will consider additional markets as appropriate. AEC has divided its prospective markets into four phases as follows:

PHASE I - IMMEDIATE IMPLEMENTATION: Markets that have immediate power requirements and resources such as:

    Existing Internal Combustion Engine OEMs (required to convert existing engines and generator sets from gasoline and diesel-powered to Hydrogen-powered)
    On-site Commercial Back-Up Power
    On-site Primary Power
    Micro-technology (for both mobile and fixed power applications)
    Military micro and mobile applications

These markets segments are characteristically large, have well-established distribution channels and are readily accessible. All have immediate and substantial power requirements as a foundation of their businesses. We believe these targets can be quickly entered representing the fastest time to revenue for AEC. Licensing a portion of the product manufacturing process may be an option with some of these organizations, especially certain large global Internal Combustion Engine OEMs, where AEC would retain the business of supplying Hydrogen, materials and/or full systems.

PHASE II - SECONDARY IMPLEMENTATION: Upon establishing a solid marketing position in Phase I markets, Phase II markets may be selectively considered while not distracting from the market penetration of Phase I markets. Phase II market operations may be prepared during implementation of Phase I. These may include:

    Technology Back-up
    Emergency Power
    Marine Power
    Bulk Hydrogen Gas sales to Distributors and end Customers
    Electric Vehicle/Hybrid power
    Offshore Emergency Back-up

PHASE III - MID RANGE MARKETS: Upon establishing solid control of Phase I markets and strong market position in Phase II markets, Phase III markets may be selectively developed. These may include:

    Residential Back-up Power (retrofit)
    Off the Electrical Utility Grid (Residential and Commercial)
    First Responder (Emergency Services)
    Green Energy (Residential and Commercial)

PHASE IV - LONG RANGE MARKETS: These markets may be postponed for an extended period until prior phases are well established:

    Government Back up
    New Residential Construction
    Offshore Brown out
    Offshore Ecological

PRODUCT

AEC’s hydrogen production system leverages a proprietary chemical process that yields fuel-cell-quality, on-demand hydrogen from fresh or salt water, with no known harmful by-products - at low comparative cost.

AEC first acquired the proprietary hydrogen technology outright in September of 2003. In May 2004, all global rights for all market applications were secured. Through intensive recent research and development, the company has developed a newer, better, proprietary hydrogen production process, which is now patent pending.

We have continued to refine our hydrogen production process. Due to the strict purity and volume requirements of a fuel cell, our technical team has worked and continues to work in conjunction with a number of recognized independent laboratories to ensure that outputs meet acceptable levels for this application. AEC has also been working with Astris Energi Inc, the leading alkaline fuel cell developer. Astris has used AEC’s affordable hydrogen to power their 1kw alkaline fuel cell. AEC further validated our proprietary process when its hydrogen successfully powered the Astris’ 1kw golf cart on September 16th, 2003 using hydrogen derived from water with no other energy input. AEC took delivery and completed training on the first Powerstack 250 E8 2.4 kw alkaline Fuel Cell from Astris from their pre-commercial production facility in Vlasim, Czech Republic. This will form the basis of one of the company’s demonstration units for various prospective commercial clients.

In May 2004, AEC and Astris entered into a VAR agreement, whereby AEC is now a Value Added Reseller (VAR) for Astris’ AFC Power Generator products. The companies believe that this Agreement is the optimal route for their relationship to follow, in that a VAR relationship allows AEC to utilize Astris’ alkaline Fuel cell for demonstration and business development purposes while permitting Astris access to AEC’s substantial distribution and sales prospects.

This VAR arrangement allows AEC to demonstrate and make available a combined fuel cell power-pack for sale to major corporate, industrial and energy utility customers, as well as demonstration with various commercial, government and Military authorities.

RESEARCH AND DEVELOPMENT

The hydrogen production system will be ready for demonstration in the second calendar quarter of 2005. Our in-house research team has bench tested the results of the technology configuration. This configuration and its associated mechanical designs are now being refined and a limited number of units built for demonstration purposes to prospective customers/licensees, prior to commercialization (targeted for late 2005-2006).

Since May 2003, we have spent in excess of $460,000 on research and development of our hydrogen production process.

MANUFACTURING

To assist in developing commercial-grade products and to accelerate revenue-generating relationships, we intend to partner with segment-specific OEMs, and leverage their existing relationships, manufacturing resources and distribution channels. AEC intends to retain full rights to manufacture the core Hydrogen Production Units and to supply the required hydrogen fuel itself.

MARKETING

We have evaluated the prospective markets for our products by several criteria. The results have enabled us to prioritize the many global, large-scale market opportunities, into 4 core clusters, across 2 primary platforms. These platforms are: a) use with converted Internal Combustion Engines including generator sets large and small and with micro turbines, and b) with Fuel Cells.

The Evaluation Criteria for the markets analyzed were defined as follows:

  SPEED TO INITIAL PRODUCT
  GROSS MARGIN
  MARKET SIZE-
  AVAILABLE MARKET SHARE-
  DISTRIBUTION CHANNELS-
  EASE OF PENETRATION-
  MAINTENANCE AND COST TO OPERATE
  SALES AND MARKETING OVERHEAD
  SERVICE
  SALES AND FINANCING STRUCTURE
  MANUFACTURING-
  WARRANTY AND AFTER MARKET
  OPERATING EXPECTATIONS
  GRANT FUNDS AVAILABLE

Based upon the above market analysis, we have categorized our markets as follows:

PHASE I - IMMEDIATE IMPLEMENTATION:

1. EXISTING INTERNAL COMBUSTION ENGINE OEMs (required to convert existing engines and generator sets from gasoline and diesel-powered to Hydrogen-powered). With added market pressure to develop and market "cleaner" generator sets, more competition to innovate, large existing and ready markets, and real demand for a cleaner, cheaper fuel source versus gasoline and diesel, Management believes this segment represents a very large and ripe market. One or several of the 5-6 major players could also be licensed to manufacture Hydrogen-powered Engines, Generators and turbines, with AEC retaining the business of providing the materials for fuel production. Revenue streams here could be quite large in volume.

2. COMMERCIAL BACK-UP POWER: Critical power to operate basic functions of a facility in event of power outages. Sub-categories include Military, Healthcare/Medical, Food Service (refrigeration, etc.), Security, Banking, Retail markets. The initial speed to this large, open market, established distribution channels, and ease of penetration make this a candidate for immediate implementation despite the difficulties in sales and financing structure (costs as high as 12% for leasing, vendor financing, etc.) and high operating expectations of the customer base.

3. ON-SITE PRIMARY POWER: Similar target as above, but likely for more remote customers and smaller stationary applications.

4. MICRO-TECHNOLOGY (FOR BOTH MOBILE AND FIXED POWER APPLICATIONS): AEC intends to design, develop and market a small scale power device to help power radios, cell phones, portable laptop PCs, heaters, generators, lighting and more, a small limited use or even single use power pack can be designed and marketed to both commercial and retail customer targets.

5. MILITARY AND MICRO POWER APPLICATIONS: One of AEC’s platforms is intended to be for mobile, limited use "power packs", replacing heavier and costly batteries or fuel for power. The U.S. Military has an immediate need to develop micro power systems for field use in communications, GPS, survival, scanning and sensing devices.

PHASE II - SECONDARY IMPLEMENTATION:

1. TECHNOLOGY BACK-UP POWER (EMERGENCY STANDBY POWER): We believe that this is a very large market with relatively rapid speed-to-market opportunities. However, it is not in Phase I due to estimated tight gross margins, strong incumbent competition, issues with penetration, high marketing costs and high user expectations. Due to its size and our belief that we can get to it reasonably quickly through excellent distribution channels, this indicates it should receive a higher priority than later phase markets. Target segments include specific organizations that provide critical business operations such as: routers, servers, computer infrastructure that are generally outsourced to service groups that provides emergency back-up systems on a monthly contract or long term basis.

2. EMERGENCY POWER: Applications for Ambulances, Fire Truck Generators, portable power generators for use in hurricanes, floods, vehicle accidents, highway service emergency trucks. These applications typically have low Kwh requirements, with similar competitive and market conditions/issues to penetrate. This segment has well established competition, poor distribution channels and high user service expectations.

3. MARINE POWER SYSTEMS: Management believes that this is a smaller market but has exceptional margins that we believe we can access reasonably quickly, as certification through such organizations as the U.S. Coast Guard is not often a lengthy process. Replacement of diesel and gas generators that are drop-ins bought every day. Typically, most 32 foot + boats have a generator. Another sub-category is electric generation to batteries to power electric engines for boats, a large trend in the category. We believe that the U.S. military is building many electric ships to avoid weight of diesel fuel and utilize new lightweight batteries. Sail boats are also early adopters of new alternative propulsion systems. The difficulty may be penetration, high marketing and sales costs, and high user expectations take it out of a Phase I candidate where we do not want to address these obstacles initially.

4. BULK HYDROGEN GAS SALES: AEC intends to explore opportunities, where available, to provide bulk Hydrogen gas technology for on-demand and on-site production, where required. Currently many large food plants (just one example) require large quantities of Hydrogen gas produced daily for their various production processes (e.g. hydrogenation plants). Volumes can be large (e.g. 50 million-100 million litres per month), and special product development and on site testing of beta units would be required. The sales model would be to license units at a slight premium price to the customer who wishes to produce on site, and store Hydrogen as required and AEC would collect royalties from volume production. Currently AEC has one large food production plant in South America that has expressed interest in a pilot test program

5. ELECTRIC POWER/HYBRID VEHICLE PROPULSION: AEC Management believes that this market has exceptional obstacles but has the offset of a large amount of federal grant and other subsidized financing available. For this reason alone, initiation of work on this market can be begun in Phase II and may be able to be funded without equity or debt cost. To drive actual vehicle wheels by electric battery that is charged by the unit is possible now, and meeting with some real success in the marketplace (e.g. Toyota’s Prius hybrid car has sold over 30,000 units in 2 years). Competition is fierce with Honda, Toyota, GM, Ford all working with PEM-based fuel cells, and AEC-Astris' on-demand alkaline fuel cell model needs to be presented and gain acceptance. Certain small service vehicles and low speed neighborhood vehicles (such as Feel Good Cars) present defined markets and product applications for AEC’s hydrogen production units (to power both Internal Combustion engines) and for Fuel Cell-driven vehicles.

6. OFFSHORE EMERGENCY BACK-UP: Hurricanes, tornados, typhoons are a regular fact of life in such markets that have regular power interruptions such as Coastal USA (Florida, Gulf of Mexico states, California), most Caribbean nations (e.g. Jamaica, Bahamas, Cuba, Mexico, the Philippines, Taiwan, India, Bangladesh, Pakistan, Indonesia). The need for back up power is real in all of these nations. Management believes product distribution via such organizations as the Red Cross and other aid organizations is a strong opportunity.

PHASE III - MID- & LONG-RANGE MARKETS:

1. RESIDENTIAL BACK-UP POWER & RETROFIT: Almost same market as "Off The Grid" (below), but also includes some new construction and developers who offer it as a project feature in certain geographic markets. Typically geographically limited to areas where power is problematical, such as Texas and Kansas and other high-lightning strike and rural areas. Most competitive products are sold through Home Depot and Lowe’s. This is a smaller market with tighter margins (high degree of discounting at retail), high maintenance, cost of sale, service, and financing structures which is the reason we have reserved it for Phase III.

2. OFF THE ELECTRICAL UTILITY GRID (RESIDENTIAL AND COMMERCIAL): This group is characterized as "alternative lifestyle, anti-establishment" that like new solutions that are environmentally sound to avoid dealing with large Utility Companies. We believe that the Internet is a good channel to reach these people. Generally they have good economic demographics. Off the grid is not mainstream electricity users as reliability is the most important concern to the mainstream and they will not switch off their power for a new technology no matter how proven it is at this point. This is a relatively small market with poor margins and the same high maintenance, sale and financing costs as Residential Back-up.

3. FIRST RESPONDER (Emergency Services): Defined as emergency transportation vehicles (EMT, fire and rescue vehicles) that see heavy daily use, where new equipment is often ordered every three years. New Homeland Security regulations require firehouse, ambulance, medical, and rescue to have back-up power sources. We believe that this market will take some time for product launch and is highly competitive with market shares already established, difficulty of penetration, and high user expectations, justifying a postponed approach until other markets are well established.

4. GREEN ENERGY (RESIDENTIAL AND COMMERCIAL): Concerned citizens and businesses that want to stop pollution already pay 15-20% more per Kwh for their power. Most major power companies support green energy programs either through the public utility or private companies, This is a small market that management believes can be quickly and relatively easily captured due to an open market, strong distribution channels, and ease of penetration. Additionally, almost all other considerations with the exception of Service and Warranty are highly favorable.

PHASE IV - LONG-RANGE MARKETS:

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

2. NEW RESIDENTIAL CONSTRUCTION USE: U.S. Census statistics show there are over 116.5 million residences listed across all 50 states and the potential for the HVAC and furnace market is large and attractive, but segment issues include tighter margins, tight market conditions, possibly longer time-to-market, difficult penetration due to new standards and codes that are still being written in most jurisdictions, possibly high marketing, maintenance, sales, and service costs (unless a licensee relationship with a major established OEM/distributor is negotiated), has resulted in this segment being moved to a later phase.

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

4. OFFSHORE ECOLOGICAL: Geographic concentrations of fossil fuel burning such as Hong Kong, Vietnam, which have attendant health problems and are supported in clean-up by World Bank and other international organizations. A small market group, with very competitive conditions and weak, inefficient distribution channels make the sales, marketing and warranty costs too high to focus on in early Phases.

COMPETITION

Generally there are two main processes in which hydrogen is currently produced in large quantities for either fuel cell use or industrial bulk gas applications: by extraction of hydrogen from hydrocarbons and by the electrolysis of water. Fossil fuels can be reformed to produce pure hydrogen and within this process natural gas is the most common fuel of choice. This process also produces carbon dioxide emissions and requires excessive power to operate the reformer. Hydrogen can be separated from oxygen in water using electrolysis. This process requires high voltage electricity and is currently uneconomical. Electrolytically produced hydrogen costs around $30/mBtu, natural gas reformed hydrogen about $3/mBtu, and gasoline reformed hydrogen about $9/mBtu.

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

We believe that researchers and companies understand the importance of this fuel. There are fuel cell and vehicle producers, like Ballard and Ford, teaming up with fuel producing companies like Exxon and Shell Hydrogen working cooperatively, trying to make a viable, economically competitive hydrogen fuel.

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

Employees

We currently have 8 full time employees. We have outsourced certain functions to consultants who do not work exclusively for us. We have three main consultants: business development, sales and marketing, and technical.

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

Risks Related To Our Business

AEC Has Lost Money And Losses May Continue In The Future

We have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 31, 2004 and December 31, 2003, we lost 5,348,120 and $3,699,119, respectively. Our accumulated deficit was $19,919,291 at December 31, 2004. Future losses are likely to occur, as we are dependent on spending money to pay for our operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly

There has been a limited public market for our common stock and there can be no assurance that a public trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that AEC will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

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

    With a price of less than $5.00 per share;

    That are not traded on a "recognized" national exchange;

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

Item 2. Description Of Property

AEC’s administrative offices are located at 3325 North Service Road, unit 105, Burlington, Ontario, Canada L7N 3G2 Phone: (905) 332-3110 Fax: (905) 332-2068 www.cleanwatts.com. AEC occupies 3,000 square feet at a rental rate of $1,992,88 CAD per month ($1,517.11 USD per month). Our lease is renewed on a bi-annual basis with the current period ending April 30, 2005.

In 2004 we opened a facility near Oak Ridge, Tennessee. Our hydrogen production process was further refined at this facility. We have determined that further study of the process need not take place at the facility and we have closed it. We intend to sublet the facility but remain obligated on the lease for an additional 12 months at a rental rate of $3,189.75 per month.

Item 3. Legal Proceedings

On August 15, 2002 the Securities and Exchange Commission filed a civil lawsuit against the Company, its former CEO and other individuals. SEC v. COI Solutions, et al. Case No. 02-80766-CIV-Hurley. The SEC alleged in its complaint that COI Solutions, while under prior management, engaged in a scheme to pay illegal kickbacks to representatives of a European fund contrived by the FBI and made false and misleading statements in filing on Form S-8.

Subsequent to the year-end this litigation was settled. We neither admitted nor denied liability and agreed to not violate the Federal securities laws in the future. There was no penalty or other money paid by us to settle this matter.

Alternate Energy Corp. has commenced an action against Russell Rothman for breach of an agreement in the Ontario Superior court of justice Court file # 04-CV-277760CM2. If successful, the agreement will be terminated and the individual will be required to repay cash and stock to the Company. The Company has obtained an interim injunction against the individual freezing the bulk of his assets.

The defendant has filed a counterclaim against Alternate Energy Corp. for breach of contract in the amount of $2 billion and is asking for punitive damages in the amount of $10 million. The Company believes that the counterclaim is without merit. Accordingly, on April 1, 2005 the Company is scheduled to appear in Court, at which time the Company’s solicitors will move for an order to determine that the counterclaim is groundless and for it to be dismissed.

Item 4. Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to the Shareholders during the fourth quarter of 2004.

PART II

Item 5. Market For AEC’s Common Equity And Related Stockholder Matters

Our shares currently trade on the Over-the-Counter Bulletin Board under the symbol "ARGY." From January 1, 2002 to May 23, 2003 the Company’s shares traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the trading symbol "COII." The highest and lowest bid prices for AEC’s common stock for each calendar quarter for 2004, 2003 and 2002 as reported by the National Quotation Bureau, and represents inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

Fiscal Quarter	High	Low

2004 Fourth Quarter	$0.60	$0.31
Third Quarter	$0.505	$0.31
Second Quarter	$0.69	$0.43
First Quarter	$1.07	$0.565

2003 Fourth Quarter	$1.72	$0.64
Third Quarter	$2.60	$0.20
Second Quarter (1)	$0.55	$0.05
First Quarter	$0.76	$0.30

2002 Fourth Quarter	$0.90	$0.07
Third Quarter	$1.00	$0.04
Second Quarter	$2.10	$0.60
First Quarter	$0.65	$0.21

(1) During the Second quarter of 2003 the Company executed a 2.2 for 1 reverse stock split. The figures for the Second and subsequent quarters reflect this split and have not been adjusted..

At December 31, 2004, there were 104,814,941 common shares of the Company issued and outstanding.

As of December 31, 2004, there were approximately 160 holders of record, including common shares held by brokerage clearing houses, depositories or otherwise in unregistered form. The beneficial owners of such shares are not known by the Company.

Dividends

We have not declared or paid cash dividends on its common stock since its inception and does not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, on our operations, its capital requirements, and its overall financial condition.

Changes In Securities

With respect to the sale of unregistered securities, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D promulgated under the 1933 Act. In each instance, the purchaser had access to sufficient information regarding AEC so as to make an informed investment decision. More specifically, AEC had a reasonable basis to believe that each purchaser was an "accredited investor" as defined in Regulation D of the 1933 Act and otherwise had the requisite sophistication to make an investment in AEC’s securities.

DESCRIPTION OF SECURITIES

General

Our authorized capital consists of 250 million shares of common stock, par value $0.001 per share and 0 shares of preferred stock. At March 28, 2005, there were 104,814,941 outstanding shares of common stock and no outstanding shares of preferred stock. Set forth below is a summary description of certain provisions relating to our capital stock contained in its Articles of Incorporation and By-Laws and under Nevada Statutes. The summary is qualified in its entirety by reference to our Articles of Incorporation and By-Laws and Nevada law.

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

On March 2, 2005, the company entered into a private placement with certain accredited investors whereby these investors have purchased $1,500,000 in convertible notes, with Class A Warrants to purchase a number of shares equal to the number of shares to which the Notes are convertible at a price of $.40 per share expiring in 3 years and with Class B Warrants to purchase up to an additional $1.5 million in the Company's common shares at 70% of the average closing bid price for the 5 days preceding the notice to exercise and expiring 90 days after the registration statement registering the shares has been declared effective.

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

On July 7, 2003 we granted 4,100,000 options at $0.10 expiring June 1, 2006 to Blaine Froats (2,000,000), Sean Froats (1,000,000), Jack Wasserman (100,000), Jeffrey Hayward (500,000), Suzanne Brydon (250,000), Jason Froats (150,000) and Marilyn Froats (100,000). The Company has expensed the difference between the fair market value of the shares on July 7, 2003 and the option price. The option expense amount for 2004 totals $697,000 and 20,000 options were exercised in the year. $693,600 has been recorded to the stock option liability account.

On October 15, 2004, the Company granted 5,050,000 options at $0.34 expiring September 2007. No expense was recorded since the fair market value at the option grant day equalled the option price of $0.34.

550,000 options were exercised in the year and 200,135 options expired during the year.

The following table summarizes information about options outstanding at December 31, 2004:
Range of		Remaining
Exercise	Number	Contractual
Prices	Outstanding	Life
$0.10	3,530,000	1.5 years
$0.34	5,050,000 8,580,000	2.875 years

For options issued in 2001, the new accounting policy of the Company was to expense the stock options once granted at the fair market value price. The policy has been retroactively restated to coincide with SFAS No. 123. The change of the stock option policy in 2001 has increased both the consulting fee expense by $153,180 and the stock option liability by $153,180. In 2002, no options were issued by the Company. Options issued in 2004 were issued at fair market value and therefore the Company incurred no expense.

The options included in stock option liability were issued as follows:
2001	$153,180
2003	693,600
$846,780

Item 6. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

DEFERRED CONSULTING COSTS

Shares have been issued to service providers and consultants over the term of contracts ranging from six months to one year. Shares have been issued at the fair market value price at date of contract signing and the expense will be amortized over the term of the contract.

IMPAIRMENT OF INTANGIBLE ASSETS WITH INDEFINITE LIVES

On May 22, 2003, the Company adopted SFAS No 142, "Goodwill and Other Intangible Assets." Under the new statement, the Company no longer amortizes intangible assets with indefinite lives, but instead tests for impairment on at least an annual basis. In accordance with SFAS No. 142, the Company evaluates the carrying value of other intangible assets annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether the other intangible asset is impaired, the Company compares the fair value of the reporting unit to which the other intangible asset is assigned to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit to its carrying amount. In calculating the implied fair value of the other intangible assets, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of its intangibles. The initial evaluation of the intangible assets completed as of October 1, 2003 in accordance with SFAS No. 142 resulted in no impairment losses. Additionally, the Company performed its periodic review of its intangible assets for impairment as of December 31, 2004, and did not identify any asset impairment as a result of the review.

STOCK OPTION PLANS

On May 22, 2003, the Company adopted a stock option plan that is accounted for based on SFAS No. 123 and related interpretations. The plan allows the Company to grant options to persons employed or associated with the Company, including without limitation, any employee, director, general partner, officer, attorney, accountant, consultant or advisor up to an aggregate of 5,000,000 Common shares. The options have a term of expiration to be set by the Compensation Committee of the Board of Directors but will not exceed ten (10) years after the grant date and the options vest immediately. The exercise price for each option is chosen at the discretion of the Compensation Committee. On February 24, the Company increased the number of shares to be issued under the plan to 15,000,000.

On July 7, 2003 the Company granted 4,100,000 options at $0.10 expiring June 1, 2006 and expensed the difference between the fair market value of the shares on July 7, 2003 and the option price. The option expense amount for 2003 totalled $697,000 and 20,000 of these options were exercised in the year.

On October 15, 2004, the Company granted 5,050,000 options at $0.34 expiring September 2007. No expense was recorded since the fair market value at the option grant day equalled the option price of $0.34.

550,000 options were exercised in the year and 200,135 options expired during the year.

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 2004, COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2003

REVENUES

For the fiscal years ended December 31, 2004 and December 31, 2003, AEC had no revenues. AEC continues its efforts to develop its hydrogen production systems as well as its sales and marketing strategies.

EXPENSES

AEC had total expenses of $5,348,120 and $3,699,119 in the fiscal year ended December 31, 2004 and December 31, 2003, respectively. AEC’s expenses for the fiscal year ended December 31, 2004 consisted of $428,674 in administrative expenses, $4,467,672 in consulting fees, $379,367 in professional fees, $30,567 for research/development and $41,840 in amortization. AEC’s expenses had increased in fiscal year ended December 31, 2004 compared to fiscal year ended December 31, 2003. The increase is attributed to the accelerated focus on research and development pertaining to its hydrogen production system, its demonstration units and its marketing and operation strategy.

Over the next 12 months, AEC anticipates that its expenses will not increase substantially over its expenses in fiscal year 2004. AEC will continue as planned in the goals set for the continued development, sales and marketing of its hydrogen production system.

NET LOSS

AEC had a net loss of $5,348,120 for the fiscal year ended December 31, 2004, compared with a net loss of $3,699,119 for the fiscal year ended December 31, 2003. The increase of $1,649,001 in the net loss for the 2004 fiscal year compared to the 2003 fiscal year relates mainly to the increase in consulting, administration and professional fees. Management believes that, for the fiscal year ending December 31, 2005, AEC will only be able to reduce its net loss if AEC can create and sustain significant revenues from its hydrogen production system.

LIQUIDITY AND CAPITAL RESOURCES

AEC's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. AEC incurred a net loss of $5,348,120 and $3,699,119 for the years ended December 31, 2004 and December 31, 2003, respectively, and has an accumulated deficit of $19,919,291 at December 31, 2004. AEC had $418,253 in cash on hand as of December 31, 2004. Management may obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon AEC ultimately obtaining profitable operations. However, no assurances can be given that AEC will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

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

Net cash used in operating activities was $2,210,336 for the twelve month period ended December 31, 2004, compared with $194,262 for the twelve month period ended December 31, 2003. The Net Cash used for the 2004 period resulted mainly from consulting and professional fees due to accelerated operational activities.

Net cash obtained from financing activities was $2,920,019 for the twelve month period ended December 31, 2004, compared with $712,362 for the twelve month period ended December 31, 2003. In the 2004 period, the Company issued shares of common stock for $2,750,000 and received advances from directors totaling $170,019.

Net cash used in investing activities for the fiscal year ended December 31, 2004 was $703,157 for the purchase of property, equipment, securities and intangible assets. The investing activities during the fiscal year ended December 31, 2003. was $106,373 for the purchase of intangible assets.

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

May 22, 2003, AEC issued 104,870,715 shares of common stock to AEC1, Inc. in exchange for technology, products and licenses. In November 2004, the Company cancelled 30,000,000 shares that were returned to the Company by AEC 1 as part of an agreement to divest the Company of certain non-core technology.

AEC expects to have sufficient cash to meet its short-term capital requirements. However, there are no assurances that AEC will be able to raise sufficient funds to meet long-term capital needs. AEC may also seek alternative sources of financing, including from more conventional sources such as bank loans and credit lines. Again, no assurances can be given that AEC will be able to meet its needs through the sale of securities or otherwise. Further, the availability of any future financing may not be on terms that are satisfactory to AEC. Subsequent to the year-end the Company entered into a private placement transaction intended to provide the Company with $1.5 million. The Company has received one-third of the funds and will receive the remainder upon the effectiveness of a registration to be filed, registering the securities underlying the convertible notes sold in the private placement.

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

PLAN OF OPERATION

Over the next twelve months, AEC will continue to focus on the building of ICE and fuel cell generator sets to demonstrate to investors and potential customers AEC’s hydrogen fuel production capability. The ICE generator will use our hydrogen as fuel throughout the demonstration, produced on the spot by AEC’s hydrogen production unit.

AEC anticipates the unveiling of a final demonstration unit in the second quarter of 2005 and at such a time will commence demonstrations in strategic locations in both the United States and Canada. We are in the process of scheduling demonstrations with existing prominent players in the ICE generator business. This is one of the last steps in bringing AEC closer to revenue generation.

These developments parallel AEC’s recent work on its hydrogen production unit for use with the Astris E8 alkaline fuel cell. The fuel cell and ICE platforms are expected to provide AEC with multiple market opportunities and greater revenue potential.

We have and will also continue to refine our hydrogen production process. Due to the strict purity and volume requirements of a fuel cell, our technical team has worked and continues to work in conjunction with a number of recognized independent laboratories to ensure that outputs meet acceptable levels.

In order to accomplish and continue with these steps management estimates that the Company we will require several million dollars towards the end of Fiscal year ended 2005. As the Company does not have any current revenue, such funds will come from loans from officers and private placements of the Company's common stock.

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

PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(a) Of The Exchange Act

As of March 28, 2005, the directors and executive officers which are actually employed by AEC, their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:
Name	Age	Position
Blaine Froats	66	Chairman of the Board of Directors, CEO
Sean Froats	33	Director, Vice President of Operations, and Secretary
Jack Wasserman	55	Director and Treasurer

None of AEC’s directors or executive officers is currently a director of any company that files reports with the SEC, except as described below. None of our directors have been involved in any bankruptcy or criminal proceeding (excluding traffic an other minor offenses), nor has been enjoined from engaging in any business.

AEC’s directors are elected at the annual meeting of stockholders and hold office until their successors are elected. AEC’s officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

Blaine Froats has been the chairman of the board of directors and chief executive officer of AEC, since May 2003. Mr. Froats was raised in London, Ontario where he attended South Collegiate Institute. In 1958, he joined A. E. Ames where he completed the Investment Dealers Association Securities Course in two years, earning the fourth highest mark in Canada. After leaving A. E. Ames in 1958, Mr. Froats joined the Royal Trust Company as a Personal Investment and Pension Fund Officer. During his tenure with the Royal Trust Company, he completed the Harvard University Certified Analyst Course and thereafter obtained a Certified Financial Analyst degree. From 1964 to 1969, he worked for Cochran Murray & Company (now known as Midland Walwyn) as an Institutional Salesperson and then a Special Situation Analyst. He eventually joined the Corporate Finance Department and worked closely with one of the firm’s senior partners. While with Cochran Murray & Company, he underwrote Magna Electronics (now known as Magna International). In 1970, Mr. Froats formed his own consulting firm. Mr. Froats became involved in plastic reclaiming and invented a plastic/paper separator that was, subsequently, patented internationally. Since 1975 he has been the Chief Executive Officer of several publicly reporting companies in both Canada and the United States, including Formulated Mouldings (Canada) Inc., an Ontario company, Mainframe Fund Inc., an Ontario company, and Nyderdown (Canada) Inc., an Ontario company. He is currently the Chief Executive Officer and Chairman of Environmental Shelter, Inc., an Ontario company, Environmental Fuel Technology, Inc., an Ontario company, and Environmental Plastics Corporation, a Delaware corporation. In 1991, Mr. Froats founded Environmental Products Group, Inc. ("EPG"), an affiliated Delaware corporation, for which he co-invented a new plastic used in home moldings. Mr. Froats is currently the Chairman of the Board of Directors of EPG, which in 1991-92 was listed on the OTC Bulletin Board but is no longer a reporting company. Mr. Blaine Froats is the father of Mr. Sean Froats, the Vice President of Operations and a director of AEC.

Sean Froats has been a director, secretary and the vice president of operations of AEC since May 2003. Since 1997, Mr. Froats has been a director and the vice president of operations of EPG where he is responsible for all computer related operations, film presentations, technical drawings, and the design of EPG’s logo, stationary, reports, graphics, and website. He invented EPG’s plastic shelter and co-invented EPG’s home molding plastic. In 1991-92 EPG was listed on the OTC Bulletin Board but is no longer a reporting company. Mr. Sean Froats is the son of Mr. Blaine Froats, the chairman of the board of directors of AEC.

Jack Wasserman has been a director and the treasurer of AEC since May 2003. Mr. Wasserman has been an auditor for over 25 years. He began his career in 1974 as an auditor with Arthur Andersen and Company. Mr. Wasserman left Arthur Andersen and Company in 1976 and for the next year was a senior external auditor for Revenue Canada. From 1977 to 1979, he worked for Abrams, Caplan and Zwieg as an Audit Manager. From 1977 to 1990, Mr. Wasserman was the Vice President of Finance for Yorkville Limited, a manufacturer of musical instruments and equipment. After leaving Yorkville Limited, he was hired as an independent consultant by Curwood Packaging Inc. to restructure the company’s accounting department. From 1991 to 2000, Mr. Wasserman worked on the development of several businesses into franchising opportunities, including GamePower Inc., a video game operations company (1992-1994), Visual Adventures Inc., a video arcade company (1994), World Tel Internet Inc., an Internet Service Provider (1994-1995), and Yesic Communications Inc., an Internet Service Provider (1995-2000). In addition to being a director of AEC, Mr. Wasserman is a director, the president and chief executive officer of Consolidated Gulfside Resources Limited, a Canadian public company listed on the Toronto Stock Exchange. From 2000 until joining AEC, Mr. Wasserman was retired. Mr. Wasserman received his Bachelor of Commerce degree from the University of Toronto, Toronto, Ontario in 1972.

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

Section 16(a) Beneficial Ownership

Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require AEC’s officers and directors, and persons who beneficially own more than ten percent of a registered class of AEC’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish AEC with copies.

Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, AEC believes that, during the last fiscal year, the following individuals satisfied their Section 16(a) filing requirements however on an untimely basis: Blaine Froats, AEC1, Inc. and Sean Froats.

Code of Ethics

On March 12, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to this Form 10-KSB and will be posted on the Company’s Internet website (www.cleanwatts.com).

Item 10. Executive Compensation

The following table sets forth, for the fiscal year ended December 31, 2004 and December 31, 2003 and 2002 certain information regarding the compensation earned by AEC’s Chief Executive Officer and each of AEC’s most highly compensated executive officers whose aggregate annual salary and bonus for fiscal 2004 exceeds $100,000, with respect to services rendered by such persons to AEC and its subsidiaries.
SUMMARY COMPENSATION TABLE
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
						Securities		All
Name and				Other	Restricted	Underlying
Principal				Annual	Stock	Options/	LTIP
Position	Year (1)	Salary	Bonus	Compensation-	Award(s)	SARs	Payouts

Blaine Froats	2004	137,000	-	-	-	2,000,000	-	-
	2003	-	-	-	-	2,000,000	-	-
	2002	-	-	-	-	-	-	-

Sean Froats	2004	119,000	-	-	-	2,000,000	-	-
	2003	45,000	-	-	-	1,000,000	-	-
	2002	-	-	-	-	-	-	-

Jack Wasserman	2004	-	-	-	-	100,000	-	-
	2003	-	-	-	-	100,000	-	-
	2002	-	-	-	-	-	-	-

Corbee Dutchburn (2)	2004	-	-	-		-	-	-
	2003	-	-	-	325,000	-	-	-
	2002	-	-	-	-	-	-	-

Lyle Goodis (2)	2004	-	-	-		-	-	-
	2003	-	-	-	325,000	-	-	-
	2002	-	-	-	-	-	-	-

Geeta	2004	-	-	-	-	-	-	-
Naipaul-	2003		-	-		-	-	-
Denton	2002	120,000	-	-	150,000	-	-	-
President

Robert G.	2004	-	-	-	-	-	-	-
Jones	2003	-	-	-		-	-	-
	2002	-	-	-	835,886		-	-
	2001	100,000	-	-	550,000	62,500	-	-
	2000	120,000	-	-	1,200,000	-	-	-

Gary W.	2004	-	-	-	-	-	-	-
Evans	2003	-	-	-		-	-	-
Secretary	2002	60,000	-	-	400,000		-	-
	2001	120,000	-	-	512,500	62,500	-	-
	2000	120,000	-	-	1,200,000	-	-	-

Robert W.	2004	-	-	-	-	-	-	-
Wilder	2003	-	-	-	-	-	-	-
	2002	-	-	-	328,598	-	-	-
	2001	50,000	-	-	550,000	-	-	-
	2000	120,000	-	-	800,000	-	-	-

(1) As of March 28 2004, Blaine Froats, Sean Froats, Jack Wasserman, Corbee Dutchburn and Lyle Goodis are only individuals identified in this table that are still associated with AEC. Denton, Jones and Evans resigned in May 2003 and Wilder resigned in 2002. Mr. Goodis and Mr. Dutchburn have resigned their executive positions with the Company but continue to act as consultants to the Company.

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

On October 15, 2004, the Company granted 5,050,000 options at $0.34 expiring September 2007. No expense was recorded since the fair market value at the option grant day equalled the option price of $0.34.

550,000 options were exercised in the year and 200,135 options expired during the year.

The following table summarizes information about options outstanding at December 31, 2004:

Range of Remaining

Exercise Number Contractual

Prices Outstanding Life

$0.10 3,530,000 1.5 years

$0.34 5,050,000 2.875 years

8,580,000

.

For options issued in 2001, the new accounting policy of the Company was to expense the stock options once granted at the fair market value price. The policy has been retroactively restated to coincide with SFAS No. 123. The change of the stock option policy in 2001 has increased both the consulting fee expense by $153,180 and the stock option liability by $153,180. In 2002, no options were issued by the Company, and in 2004 no expense was recorded for the issuance of options as they were granted at fair market value.

The options included in stock option liability were issued as follows:
2001	$153,180
2003	693,600
$846,780

The following grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to officers and/or directors:
		Number of
		Securities
	Number of	Underlying
	Securities	Options/SARs
	Underlying	Granted	Exercise	Number of
	Options	During Last	or Base	Options	Expiration
Name	SARs Granted	12 Months[1]	Price ($/Sh)	Exercised	Date

Blaine Froats		2,000,000	$0.34	NIL	10/15/07
Jack Wasserman		100,000	$0.34	NIL	10/15/07
Sean Froats		2,000,000	$0.34	NIL	10/15/07

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

Employment Agreements

There are no outstanding fees or expenses due directors or officers effective December 31, 2004.

The Company previously entered into agreements with Velocity Product Solutions, Inc. relating to the services of Corbee Dutchburn and Lyle Goodis on September 25, 2003, October 30, 2003 and December 5, 2003. As a result of the October 30, 2003 agreement, Mr. Dutchburn served as the Company’s president and chief operating officer and Mr. Goodis served as the Company’s executive vice president. Pursuant to the September 25, 2003 agreement, Velocity received 200,000 shares of the Company’s common stock. Pursuant to the October 30, 2003 agreement, Mr. Dutchburn and Mr. Goodis were each issued 225,000 shares of the Company’s common stock valued at $1.48/share. Pursuant to the December 5, 2003 agreement, the services were to be provided for a three (3) month period for a monthly fee of $22,225 per month beginning January 1, 2004. This agreement is renewable on three (3) month intervals. Mr. Goodis and Mr. Dutchburn resigned their positions as officers of the Company in June 2004, but remain as consultants to the Company on a project basis.

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

Item 11. Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information with respect of the beneficial ownership as of March 11, 2004, for any person who is known to AEC to be the beneficial owner of more than 5% of AEC’s common stock.
Security Ownership of Certain Beneficial Owners
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Position	Percentage of Class(1)
Common	AEC 1, Inc.	74,870,715(2)		71.4%
	3325 North Service Road Unit 105	(Direct)
	Burlington, Ontario
	Canada L7M 3G2
Common
	Blaine Froats	74,870,715(2)	Director, President, CEO	73.3%
	3325 North Service Road, Unit 105	(Indirect)
	Burlington, Ontario	2,000,000(3)
	Canada L7N 3G2	(Direct)

Total		76,870,715		73.3%

_______________

(1) Applicable percentage of ownership is based on 104,814,941 shares of common stock outstanding as of March 28, 2005, for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 28, 2005, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) These shares are held by AEC1, Inc. Blaine Froats together with his wife, Marilyn, and son, Sean, own a majority of the outstanding shares of AEC1, Inc. and have the voting power over AEC1, Inc.’s shares of AEC. 50,000,000 shares of AEC1, Inc. are titled in the name of First Flotilla (BWI) Inc., which is owned by Blaine Froats and Sean Froats. Blaine Froats also owns 705,000 shares of AEC1, Inc. in his own name.

(3) Mr. Froats owns options to purchase 2,000,000 shares of the Company’s common stock at $0.10 per share.

The following table sets forth information with respect of the beneficial ownership as of March 28, 2005, for the officers and directors of AEC.
Security Ownership of Management
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Position	Percentage of Class(1)
Common	Blaine Froats	74,870,715(2)	Director, President, CEO	72.4%
	3325 North Service Road Unit 105	(Indirect)
	Burlington, Ontario	3,750,000(3)
	Canada L7M 3G2	(Direct)

Common	Sean Froats	5,000,000(2)(4)
	3325 North Service Road, Unit 105	(Indirect)
	Burlington, Ontario, Canada L7N 3G2	2,750,000	Director, VP	7.2%
(Direct)

Common	Marilyn Froats	2,406,561(5)		2.39%
	3325 North Service Road, Unit 105	(Direct)
	Burlington, Ontario, Canada L7N 3G2	100,000(5)
(Direct)

Common	Jack Wasserman	200,000(6)	Director	*
3325 North Service Road, Unit 105
Burlington, Ontario, Canada L7N 3G2

All officers and directors		89,077,276		78.12%
as a group (5 persons)

_______________

(1) Applicable percentage of ownership is based on 104,814,941shares of common stock outstanding as of March 28, 2005, for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 28, 2005, are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) These shares are held by AEC1, Inc. Blaine Froats together with his wife, Marilyn, and son, Sean, own a majority of the outstanding shares of AEC1, Inc. and have the voting power over AEC1, Inc.’s shares of AEC. 5,000,000 shares of AEC1, Inc. are titled in the name of First Flotilla (BWI) Inc., which is owned by Blaine Froats and Sean Froats. Blaine Froats also owns 705,000 shares of AEC1, Inc. in his own name.

(3) Mr. Froats owns options to purchase 1,750,000 shares of the Company’s common stock at $0.10 per share and options to purchase 2,000,000 shares at $.34 per share.

(4) Sean Froats is the son of Blaine Froats and Marilyn Froats. Sean is the beneficial owner of 5,000,000 shares of the Company’s common stock through his ownership of 5,000,000 shares of AEC1, Inc. common stock. Sean Froats is a director of AEC1, Inc. Sean Froats also owns options to purchase 750,000 shares of the Company’s common stock at $0.10 per share and 2,000,000 options at $.34 per share.

(5) Marilyn Froats is married to Blaine Froats the Chairman of the Board of Directors, and the mother of Sean Froats. Ms. Froats beneficially owns 2,406,561 shares of the Company’s common stock which are tilted in the name of AEC1, Inc. Ms. Froats owns options to purchase 100,000 shares of the Company’s common stock at $0.10 per share.

(6) Jack Wasserman owns options to purchase 100,000 shares of the Company’s common stock at $0.10 per share and 100,000 shares at $.34 per share.

Securities Authorized For Issuance Under Equity Compensation Plan

On May 22, 2003, AEC adopted a stock option plan, authorizing AEC to grant options to purchase up to an aggregate of 7,500,000 shares of common stock. This plan recently amended to authorize the issuance of 15,000,000 shares.

Item 12. Certain Relationships And Related Transactions

During the year the Company had the following related party transactions:

2004 2003

a) Management fees and expenses paid to directors

of the company and their related company $ - $240,000

b) Under the terms of an agreement to return certain patents and technology to its’ original owner, the Company transferred these patents and technology to its parent company. In consideration for this transfer of the patents and technology, the Company received 30 million of its own shares from the parent company which were subsequently cancelled.

During 2002 and 2003, we paid directors of the Company and their related entity, management fees and expenses of $240,000 in 2003 and $336,326 in 2002.

As of December 31, 2004, we owed $350,381 to a director of AEC pursuant to a non-interest bearing demand note.

The Company previously entered into agreements with Velocity Product Solutions, Inc. relating to the services of Corbee Dutchburn and Lyle Goodis on September 25, 2003, October 30, 2003 and December 5, 2003. As a result of the October 30, 2003 agreement, Mr. Dutchburn served as the Company’s president and chief operating officer and Mr. Goodis served as the Company’s executive vice president. Pursuant to the September 25, 2003 agreement, Velocity received 200,000 shares of the Company’s common stock. Pursuant to the October 30, 2003 agreement, Mr. Dutchburn and Mr. Goodis were each issued 225,000 shares of the Company’s common stock valued at $1.48/share. Pursuant to the December 5, 2003 agreement, the services were to be provided for a three (3) month period for a monthly fee of $22,225 per month beginning January 1, 2004. This agreement is renewable on three (3) month intervals and terminated on March 31, 2004. Mr. Goodis and Mr. Dutchburn resigned their officer positions with the Company in June 2004, but continue to act as consultants to the Company , on a project basis only.

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

(b) Reports On Form 8-K:

No reports on Form 8-K were filed.

(c) Exhibits:
Exhibit No.	Description	Location
3.1	Initial Articles of Incorporation, as filed August 1, 1997	Incorporated by reference to Exhibit 3.1 to Form 10-SB12G filed with the SEC on November 10, 1999
3.2	Bylaws	Incorporated by reference to Exhibit 3.2 to Form 10-SB12G filed with the SEC on November 10, 1999
3.3	Articles of Amendment to the Articles of Incorporation, as filed on August 23, 1997	Incorporated by reference to Exhibit 3.3 to Form 10-SB12G filed with the SEC on November 10, 1999
3.4	Articles of Amendment to the Articles of Incorporation, as filed on November 20, 1998	Incorporated by reference to Exhibit 3.4 to Form 10-SB12G filed with the SEC on November 10, 1999
3.5	Articles of Amendment to the Articles of Amendment, as filed on May 16, 2003	Incorporated by reference to Exhibit 3.5 to Form 10-KSB filed March 16, 2004
10.1	Securities Purchase Agreement	Incorporated by reference to Exhibit 10.1 to Form 10-KSB filed March 16, 2004
10.2	Registration Rights Agreement	Incorporated by reference to Exhibit 10.2 to Form 10-KSB filed March 16, 2004
10.3	Form of Warrant	Incorporated by reference to Exhibit 10.3 to Form 10-KSB filed March 16, 2004
10.4	Securities Purchase Agreement	Incorporated by reference to Exhibit 10.4 to Form 10-KSB filed March 16, 2004
10.5	Form of Warrant	Incorporated by reference to Exhibit 10.5 to Form 10-KSB filed March 16, 2004
10.6	Addendum to Securities Purchase Agreement	Incorporated by reference to Exhibit 10.6 to Form 10-KSB filed March 16, 2004
10.7	Addendum to Registration Rights Agreement	Incorporated by reference to Exhibit 10.7 to Form 10-KSB filed March 16, 2004
10.8	Letter of Engagement between the Company and Velocity Product Solutions, Inc. dated September 25, 2003	Incorporated by reference to Exhibit 10.8 to Form 10-KSB filed March 16, 2004
10.9	Letter of Engagement between the Company and Velocity Product Solutions, Inc. dated October 30, 2003	Incorporated by reference to Exhibit 10.9 to Form 10-KSB filed March 16, 2004
10.10	Letter of Engagement between the Company and Velocity Product Solutions, Inc. dated December 5, 2003	Incorporated by reference to Exhibit 10.10 to Form 10-KSB filed March 16, 2004
10.11	Asset Purchase Agreement between the Company and AEC1, Inc. formerly known as Alternate Energy Corp.	Incorporated by reference to Exhibit 10.6 to Form 8-K filed with the SEC on June 5, 2003
14	Code of Ethics	Incorporated by reference to Exhibit 14 to Form 10-KSB filed March 16, 2004
99.5	1999 Non-Qualified Stock Option Plan	Incorporated by reference to Exhibit 3.1 to Form 10-SB12G filed with the SEC on November 10, 1999
99.6	1999 Qualified Stock Option Plan	Incorporated by reference to Exhibit 3.1 to Form 10-SB12G filed with the SEC on November 10, 1999
99.7	2003 Stock Benefit Plan	Incorporated by reference to Exhibit to Form S-8 filed with the SEC on July 23, 2003

Item 14. Principal Accountant Fees and Services

(1) Audit Fees. The Company paid Danziger & Hochman audit fees of $5,100 in 2003 for the audit of fiscal year 2002. No audit fees have yet be paid for the fiscal year 2003 audit.

    Audit Related Fees. The Company has paid Danziger & Hochman audit related fees of $1,500 in 2003 for quarterly statement review, bookkeeping and other accounting services. The Company has paid $750.00 in 2004 for quarterly statement review.

(3) Tax Fees. The Company has not paid any fees for tax services to Danziger & Hochman.

(4) All Other Fees. The Company has not paid any fees for any other services to Danziger & Hochman.

(5) Audit Committee pre-approval policies and procedures. The entire Board of Directors, which acts as the Company’s audit committee, approved the engagement of Danziger & Hochman.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, AEC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alternate Energy Corp.

Date: March 31, 2005	By: /s/ Blaine Froats
Blaine Froats
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Act of 1934 this Form 10-KSB has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.
/s/ Blaine Froats
Blaine Froats	Date: March 31, 2005
Director

/s/ Sean Froats
Sean Froats	Date: March 31, 2005
Director

/s/ Jack Wasserman
Jack Wasserman	Date: March 31, 2005
Director

F-1

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Consolidated Financial Statements

December 31, 2004

(Stated in U.S. Dollars)

ALTERNATE ENERGY CORP.

INDEX

December 31, 2004

    INDEPENDENT AUDITORS’ REPORT

  To the Board of Directors and Shareholders of:

  ALTERNATE ENERGY CORP.

  (A Development Stage Company)

  We have audited the accompanying consolidated balance sheet of ALTERNATE ENERGY CORP. as at December 31, 2004 and 2003 and the consolidated statements of operations, shareholders’ equity and cash flows for each of the years then ended and the period May 22, 2003 (date of inception of development stage company) through December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and 2003 and the results of its operations and their cash flows for each of the years then ended and the period May 22, 2003 (date of inception of development stage company) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

  Toronto, Ontario

  January 24, 2005 Chartered Accountants
ALTERNATE ENERGY CORP. (A Development Stage Company) Consolidated Balance Sheet As at December 31, 2004	Statement I

Restated(See Note 12)

2004	2003

ASSETS
Current
Cash	$ 418,253	$ 411,727
Deferred consulting costs	373,333	3,122,456
Prepaid expenses and sundry assets	232,979	38,801
Marketable securities	360,000	-

	1,384,565	3,572,984

Other
Property and equipment (note 3)	313,317	-
Patents and technology	2,124,373	1,969,236

	$ 3,822,255	$ 5,542,220

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 36,384	$ 263,954
Due to director (note 4)	350,381	180,362

	386,765	444,316

SHAREHOLDERS’ EQUITY

CAPITAL STOCK (note 5)	104,815	125,747

ADDITIONAL PAID IN CAPITAL	23,168,880	19,543,328

ACCUMULATED OTHER COMPREHENSIVE INCOME	81,086	-

(DEFICIT) ACCUMULATED DURING DEVELOPMENT STAGE Statement III	(19,919,291)	(14,571,171)

	3,435,490	5,097,904

	$ 3,822,255	$ 5,542,220

  Commitments and contingent liability - note 13

  DIRECTOR
ALTERNATE ENERGY CORP. (A Development Stage Company) Consolidated Statement of Operations For the Year Ended December 31, 2004	Statement II

2004	2003	Inception To Date

REVENUE	$ -	$ -	$ -

EXPENSES
Administrative	428,674	76,973	505,647
Consulting fees	4,467,672	2,857,703	7,325,375
Management fees (note 10)	-	240,000	240,000
Professional fees	379,367	29,443	408,810
Research and development	30,567	-	30,567
Stock option benefit	-	697,000	697,000
Amortization	41,840	-	41,840

(LOSS) BEFORE THE UNDERNOTED	(5,348,120)	(3,901,119)	(9,249,239)
Recovery of loan	-	(202,000)	-
(Loss) on investments	-	-	(202,000)

NET (LOSS) FOR THE YEAR	($5,348,120)	($3,699,119)	($9,047,239)

NET (LOSS) PER SHARE	($ .04)	($ .08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	128,185,299	45,798,538

ALTERNATE ENERGY CORP. (A Development Stage Company) Consolidated Statement of Shareholders’ Equity For the Year Ended December 31, 2004	Statement III

	Common Stock Shares	Common Stock Amount (Note 9)	Additional Paid-In Capital (Note 9)	Accumulted Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage	Total Equity Deficiency

December 31, 2001	3,380,510	$ 3,381	$ 9,046,043	$ 0	($ 8,762,486)	$ 286,938

Issue of shares for services	556,500	557	227,613	0	0	228,170
Issue of shares for cash	3,855,000	3,855	381,645	0	0	385,500
Issue of shares for services to directors	3,892,174	3,892	717,934	0	0	721,826
Issue of shares to creditors	1,496,112	1,496	283,636	0	0	285,132
Net (loss) 2002	0	0	0	0	(2,109,566)	(2,109,566)

December 31, 2002	13,180,296	13,181	10,656,871	0	(10,872,052)	(202,000)

Reverse stock split	(7,189,116)	(7,189)	7,189	0	0	0
Issue of shares for licence and patents	104,870,715	104,870	(42,007)	0	0	62,863
Issue of shares for service	9,005,000	9,005	5,689,555	0	0	5,698,560
Issue of shares to creditors	300,000	300	209,700	0	0	210,000
Stock options issued	0	0	693,600	0	0	693,600
Issue of shares for stock options	20,000	20	1,980	0	0	2,000
Issue of shares for cash	1,060,000	1,060	530,940	0	0	532,000
Issue of shares for patents	4,500,000	4,500	1,795,500	0	0	1,800,000
Net (loss) 2003	0	0	0	0	(3,699,119)	(3,699,119)

December 31, 2003	125,746,895	125,747	19,543,328	0	(14,571,171)	0

Issue of shares for cash	5,500,000	5,500	2,744,500	0	0	2,750,000
Issue of shares for patents	500,000	500	169,500	0	0	170,000
Issue of shares for services	2,418,046	2,418	820,282	0	0	822,700
Issue of shares for warrants	200,000	200		0	0	200
Issue of shares for stock options (net)	450,000	450	137,950	0	0	138,400
Cancellation of shares on return of patents (note 10)	(30,000,000)	(30,000)	0	0	0	(30,000)
Stock options expired	0	0	(246,680)	0	0	(246,680)
Unrealized gains on marketable securities	0	0	0	60,000	0	60,000
Foreign currency translation/adjustment	0	0	0	21,086	0	21,086
Net (loss) 2004	0	0	0	0	(5,348,120)	(5,348,120)

December 31, 2004	104,814,941	$104,815	$23,168,880	$81,086	($19,919,291)	$3,435,490

ALTERNATE ENERGY CORP. (A Development Stage Company) Consolidated Statement of Cash Flows For the Year Ended December 31, 2004	Statement IV

2004	2003 Restated (Note 13)	Inception To Date

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the year Statement II	($5,348,120)	($3,699,119)	($9,047,239)
Adjustments to reconcile net loss to net cash provided by operating activities
Services for stock	961,750	5,910,560	6,872,310
Write-off of patents	41,085	0	41,085
Stock option liability expense	(153,180)	693,600	540,420
Amortization	41,840	0	41,840
Changes in operating assets and liabilities
Comprehensive income	(81,086)	0	(81,086)
Prepaid expenses and deferred development costs	(194,178)	(38,801)	(232,979)
Deferred consulting costs	2,749,123	(3,122,456)	(373,333)
Accounts payable and accrued liabilities	(227,570)	61,954	(165,616)

Net cash (used in) operating activities	(2,210,336)	(194,262)	(2,404,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common shares for cash	2,750,000	532,000	3,282,000
Advances from director	170,019	180,362	350,381

Net cash used in financing activities	2,920,019	712,362	3,632,381

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(355,157)	0	(355,157)
Purchase of patents and technology	(48,000)	(106,373)	(154,373)
Investment in marketable securities	(300,000)	0	(300,000)

Net cash (used) in investing activities	(703,157)	(106,373)	(809,530)

NET INCREASE IN CASH DURING YEAR	6,526	411,727	418,253

CASH, BEGINNING OF YEAR	411,727	0	0

CASH, END OF YEAR	$ 418,253	$ 411,727	$ 418,253

Non-Cash Activities
Common shares issued for services	961,750	5,910,560	6,872,310
Common shares issued for patents and technology (net)	107,137	1,862,863	1,970,000

  ALTERNATE ENERGY CORP.

  (A Development Stage Company)

  Notes to the Consolidated Financial Statements

  December 31, 2004

  1. BACKGROUND INFORMATION

                  Nature of Operations

Alternate Energy Corp., formerly known as COI, was incorporated in the State of Nevada on August 1, 1997. The Company commenced active business operations on June 1, 2003 and is considered to be a development stage company under SFAS 7. The Company has been working on a strategy to raise capital in order to continue its efforts to complete certification of its Hydrogen Production System as well as to develop its Alpha products.

On February 4, 2004, the Company incorporated a wholly-owned subsidiary, 2040412 Ontario Inc. in the Province of Ontario, Canada. The subsidiary holds title to certain property and equipment reflected in the accounts of the Company.

Basis of Presentation

These consolidated financial statements present the accounts of Alternate Energy Corp. and its wholly-owned subsidiary, 2040412 Ontario Inc. The consolidated entities will hereinafter be referred to as the Company. All significant intercompany accounts and transactions have been eliminated.

2. SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

The Company’s accounting and reporting policies conform to generally accepted accounting principles and industry practice in the United States. The financial statements are prepared in United States dollars.

Fair Value of Financial Instruments

The Company’s estimate of the fair value of cash, prepaid expenses, marketable securities, accounts payable and accruals and due to director approximates the carrying value.

Deferred Consulting Costs

Shares have been issued to service providers and consultants over the terms of their contracts which range from six months to one year. Shares have been issued at the fair market value price at date of contract signing and the expense is amortized monthly over the term of the contract.

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The Company considers the functional currency of its operations to be the local currency and, accordingly, their financial information is translated into U.S. dollars using exchange rates in effect at year end for assets and liabilities and average exchange rates during each reporting year for the results of operations. Adjustments resulting from translation of foreign accounts are included as a component of other comprehensive income (loss) within stockholders’ equity. Transaction gains and losses in 2004 have been reflected as comprehensive income. In 2003 these amounts were not material.

Marketable Securities

Marketable securities are classified as current, are available for sale and are stated at fair market value. The net excess of fair market value over cost is included in Accumulated Other Comprehensive Income (Loss) on the Balance Sheet.

Patents and Technology

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which was adopted in its entirety on May 22, 2003, the Company evaluates the carrying value of other intangible assets annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether or not the asset is impaired, the Company compares the fair value of the reporting unit to which the asset is assigned to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit to its carrying amount. The initial evaluation of the Company’s patents and technology, completed as of October 1, 2003 in accordance with SFAS No. 142 resulted in no impairment losses. To date, there has been no impairment of patents and technology.

The changes in the carrying amount of patents and technology for the two years ended December 31, 2004 are as follows:

Balance, May 22, 2003	$ 0
Patents and technology acquired during the year	1,969,236

Balance, December 31, 2003	1,969,236

Patents and technology acquired during the year	218,000
Patents and technology disposed of during the year (note 10)	(62,863)

Balance, December 31, 2004	$2,124,373

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation of property and equipment is provided annually on a declining basis over the estimated useful life of the asset, except for current year additions on which 1/2 of the rates are applicable. The declining balance rates are as follows:

Automobile	30% declining balance
Computer hardware	30% declining balance
Computer software	100% declining balance
Equipment	20% declining balance
Telephone	30% declining balance

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of shareholder’s equity and in the balance sheet as a component of shareholder’s equity.

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

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004

2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Option Plans

The Company applies the fair value based method of accounting prescribed by SFAS No. 123, (Accounting for Stock-Based Compensation) in accounting for its stock options granted to both employees and non-employees. As such, compensation expense is recorded on the date of the grant, which vests immediately based on the fair market value of the stock and is expensed in the period in which the option was granted.

The Company uses the Black Scholes option model as prescribed by SFAS 123. The following table illustrates the assumptions used for the model.

	2004	2003
Risk free interest rates	.02	.02
Expected dividend yield	0	0
Expected life	3 years	3 years
Expected volatility	64%	56%
Weighted average grant date fair value of options granted during the period	$0.34	$0.27
Weighted average remaining contractual life of options outstanding	2.31	2.5

See note 6 for further stock option details.

3. PROPERTY AND EQUIPMENT

	Cost	Accumulated Amortization	2004
Automobile	$ 34,521	5,178	29,343
Computer hardware	24,668	3,700	20,968
Computer software	8,077	4,038	4,039
Equipment	285,244	28,524	256,720
Telephone	2,647	400	2,247

	$355,157	$ 41,840	$313,317

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004

4. DUE TO DIRECTOR

The amount due to one of the directors is non-interest bearing, due on demand and has no fixed repayment terms.

5. CAPITAL STOCK

Authorized

250,000,000 Common shares with a par

value of $0.001

Issued	2004	2003
104,814,941 Common shares (2003 125,746,895)	$104,815	$125,747

On August 16, 2004, the Company amended its’ Articles of Incorporation and increased the number of authorized common shares to 250,000,000 from 150,000,000.

6. STOCK OPTIONS

On May 22, 2003, the Company adopted a stock option plan that is accounted for based on SFAS No. 123 and related interpretations. The plan allows the Company to grant options to persons employed or associated with the Company, including without limitation, any employee, director, general partner, officer, attorney, accountant, consultant or advisor up to an aggregate of 5,000,000 Common shares. The options have a term of expiration to be set by the Compensation Committee of the Board of Directors but will not exceed ten (10) years after the grant date and the options vest immediately. The exercise price for each option is chosen at the discretion of the Compensation Committee. On February 24, the Company increased the number of shares to be issued under the plan to 15,000,000.

On July 7, 2003 the Company granted 4,100,000 options at $0.10 expiring June 1, 2006 and expensed the difference between the fair market value of the shares on July 7, 2003 and the option price. The option expense amount for 2003 totalled $697,000 and 20,000 of these options were exercised in the year.

On October 15, 2004, the Company granted 5,050,000 options at $0.34 expiring September 2007. No expense was recorded since the fair market value at the option grant day equalled the option price of $0.34.

550,000 options were exercised in the year and 200,135 options expired during the year.

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004

6. STOCK OPTIONS (continued)

The following table summarizes information regarding options outstanding at December 31, 2004.

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life
$0.10	3,530,000	1.5 years
$0.34	5,050,000	2.875 years

	8,580,000

7. BASIC LOSS PER SHARE

Basic net loss per share figures are calculated using the weighted average number of common shares outstanding computed on a daily basis.

8. INCOME TAXES

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method, a deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences are expected to reverse.

The approximate income tax effect of the temporary differences comprising the net deferred tax asset is approximately as follows:

	2004	2003
Non-capital losses carried forward	$10,013,288	$ 4,665,186
Enacted tax rate 30%
Deferred tax assets	3,003,986	1,399,550
Less: Valuation allowance	(3,003,986)	(1,399,550)

Net future tax assets	$ 0	$ 0

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004

8. INCOME TAXES (continued)

In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of future tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has provided for a valuation allowance on all of its’ losses as there is no assurance that future tax benefits will be realized.

9. PRIOR YEAR AMOUNTS INCLUDED IN THE DEVELOPMENT STAGE COMPANY

On May 22, 2003, the Company was redefined as a development stage company in accordance with SFAS 7 and its requirements. The equity accounts at May 22, 2003 were as follows:

Capital stock	$ 13,181
Additional paid-in capital	10,503,691
Deficit	10,872,052

These amounts are included in the equity accounts during the entire development stage of the Company. All amounts recorded in the "inception to date" category as comparative amounts have been accumulated since May 22, 2003.

10. RELATED PARTY TRANSACTIONS

During the year the Company had the following related party transactions:

	2004	2003
a) Management fees and expenses paid to directors of the company and their related company	$ 0	$240,000

b) Under the terms of an agreement to return certain patents and technology to its’ original owner, the Company transferred these patents and technology to its’ parent company. In consideration for this transfer of the patents and technology, the Company received 30 million of its’ own shares from the parent company which were subsequently cancelled.

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Notes to the Consolidated Financial Statements

December 31, 2004

11. WARRANTS

During the year 5,613,586 warrants were issued and the total warrants outstanding at December 31, 2004 were 6,232,192 (December 31, 2003 818,606). The expiration date of the warrants is between December 2006 and January 2007 and the strike price ranges from $0.85 to $1.67.

12. RESTATEMENT AND CORRECTION OF AN ERROR IN A PRIOR PERIOD

Stock options outstanding that were recorded in 2001 and 2003 in the amounts of 153,180 and 693,600 were incorrectly recorded as liabilities. The stock option account has now been recorded as equity. There was no effect to net income for the 2001 and 2003 years.

The Company has restated the statement of operations and cash flows following SFAS7 Accounting and Reporting by Development Stage Companies. There was no effect to net income resulting from this restatement.

The Company has restated the statement of cash flows following SFAS95 Statement of Cash Flow. There was no effect to net income resulting from this restatement.

13. COMMITMENTS AND CONTINGENT LIABILITY

Commitments

The Company has entered into operating leases for its premises. Minimum lease payments under the terms of the lease are as follows:

    $48,375

    14,250

$62,625

Contingent Liability

Alternate Energy Corp. has commenced an action against an individual for fundamental breach of an agreement. If successful, the agreement will be terminated and the individual will be required to repay cash and stock to the Company. The Company has obtained an interim injunction against the individual freezing the bulk of his assets.

The defendant has filed a counterclaim against Alternate Energy Corp. for breach of contract in the amount of $2 billion and is asking for punitive damages in the amount of $10 million. The Company believes that the counterclaim is without merit. Accordingly, on April 1, 2005 the Company is scheduled to appear in Court, at which time the Company’s solicitors will move for an order to determine that the counterclaim is groundless and for it to be dismissed.