Form 10QSB
period 2005-03-31
ALTERNATE ENERGY CORP
filed 2005-05-13
CIK 1075773

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ending March 31, 2005

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

Yes [X] No [ ]


The number of common shares without par value outstanding on March 31, 2005 was 105,644,941 shares.

--------------------------------------------------------------------------------

ALTERNATE ENERGY CORP.
CONDENSED BALANCE SHEET
UNAUDITED                                           March, 31      December, 31
                                                       2005            2004
--------------------------------------------------------------------------------
ASSETS
   Current

        Cash                                           449,653          418,253

        Deferred consulting costs                      202,333          373,333

        Prepaid expense and sundry assets              230,971          232,979

        Marketable security                            360,000          360,000
   Other

        Property & equipment                           248,577          313,317

        Technology & patent assets                   2,124,373        2,124,373

                                                  ------------     ------------
                                                  $  3,615,908     $  3,822,255
                                                  ============     ============
LIABILITIES
Current

        Accounts payable & accrued liabilities           5,231           36,384

        Loans payable                                  500,000                0

        Due to director                                304,482          350,381

                                                  ------------     ------------
                                                  $    809,713     $    386,765
                                                  ============     ============
SHAREHOLDERS' EQUITY

        Capital stock                                  105,390          104,815

        Additional paid in capital                  23,343,305       23,168,880

        Accumulated other comprehensive income          28,024           81,086

        Deficit                                    (20,670,524)     (19,919,291)

                                                  ------------     ------------

                                                     2,806,195        3,435,490
                                                  ------------     ------------

                                                  ------------     ------------
                                                  $  3,615,908     $  3,822,255
                                                  ============     ============


              See accompanying notes to the financial statements.

--------------------------------------------------------------------------------

ALTERNATE ENERGY CORP.
CONDENSED STATEMENT OF OPERATIONS
UNAUDITED

Three Months Ending March 31                     2005                  2004
--------------------------------------------------------------------------------

REVENUE                                      $          --        $          --
                                             -------------        -------------

EXPENSES
   Stock option benefit                                  0                    0
   Management fees                                       0               67,500
   Professional fees                               139,164              330,289
   Consulting                                      473,589               94,097
   Administration                                  120,691              200,100
   Amortization                                     17,789                    0

                                             -------------        -------------
                                             $     751,233        $     691,986
                                             -------------        -------------

NET EARNINGS (loss)                          $    (751,233)       $    (691,986)
                                             -------------        -------------

WEIGHTED BASIC AVERAGE SHARES                  105,102,500          130,700,395
                                             =============        =============


               See accompanying notes to the financial statements

--------------------------------------------------------------------------------

ALTERNATE ENERGY CORP.
CONDENSED STATEMENT OF CASH FLOWS
UNAUDITED

Three Months Ending March 31                           2005             2004
--------------------------------------------------------------------------------

CASH FLOWS FROM (APPLIED TO)

OPERATING ACTIVITIES
   Net earnings (loss)                             $  (751,233)     $  (691,986)
   Services for stock                              $   359,702      $        --
   Amortization                                    $    17,789      $        --

                                                   -----------      -----------
                                                   $  (373,742)     $  (691,986)
                                                   ===========      ===========
CHANGES IN
     Accounts payable & accrued liabilities        $    31,153      $    13,223
     Prepaid expense                               $    (2,008)     $  (102,314)
     Deferred Consulting                           $  (171,000)              --

                                                   -----------      -----------
                                                   $  (141,855)     $   (89,091)
                                                   ===========      ===========
FINANCING ACTIVITIES

   Share subscription                                       --        2,753,200

   Advances from director                              (45,899)         (50,000)

   LOAN PAYABLE                                        500,000               --
                                                   -----------      -----------

                                                       454,101        2,703,200
                                                   ===========      ===========
INVESTING ACTIVITIES
   Purchase of intangible assets                   $(46,951.00)     $        --
                                                   -----------      -----------

NET INCREASE (decrease) IN CASH DURING YEAR        $    31,400      $ 1,922,123
                                                   -----------      -----------

CASH, BEGINNING OF PERIOD                          $   418,253      $   411,727
                                                   -----------      -----------

CASH, END OF PERIOD                                $   449,653      $ 2,333,850
                                                   -----------      -----------


               See accompanying notes to the financial statements

--------------------------------------------------------------------------------

ALTERNATE ENERGY CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited) March 31, 2005 [GRAPHIC OMITTED]

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in THE COMPANY'S annual financial statements and footnotes thereto. For further information, refer to the financial statements and related footnotes for the year ended December 31, 2004 included in THE COMPANY'S Annual Report on Form 10-KSB.

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

There were stock options outstanding at March 31, 2005 to purchase 8,480,000 of common stock, December 31, 2004 - 8,580,000.

Basic weighted average shares outstanding March 31, 2005 were 105,644,941, December 31, 2004 - 128,185,299.

2. CAPITAL STOCK

There were 175,000 common stock issued during this period.

--------------------------------------------------------------------------------

         ITEM. 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the financial statements, and the notes thereto included herein. The information contained below includes statements of AEC's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Information included or incorporated by reference in this Quarterly Report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

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

IMPAIRMENT OF INTANGIBLE ASSETS WITH INDEFINITE LIVES
On May 22, 2003, the Company adopted SFAS No 142, "Goodwill and Other Intangible Assets." Under the new statement, the Company no longer amortizes intangible assets with indefinite lives, but instead tests for impairment on at least an annual basis. In accordance with SFAS No. 142, the Company evaluates the carrying value of other intangible assets annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to, (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether the other intangible asset is impaired, the Company compares the fair value of the reporting unit to which the other intangible asset is assigned to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit to its carrying amount. In calculating the implied fair value of the other intangible assets, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a

--------------------------------------------------------------------------------
reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of its intangibles. The initial evaluation of the intangible assets completed as of October 1, 2003 in accordance with SFAS No. 142 resulted in no impairment losses. Additionally, the Company performed its periodic review of its intangible assets for impairment as of December 31, 2004, and did not identify any asset impairment as a result of the review.

STOCK OPTION PLANS

The Company applies the fair value based method of accounting prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION in accounting for its stock options granted to both employees and non-employees. As such, compensation expense is recorded on the date of grant based on the fair market value of the stock and expensed in the period which the option was granted.

RESULTS OF OPERATIONS

                    FOR FISCAL QUARTER ENDED MARCH 31, 2005,
          COMPARED TO THE FISCAL QUARTER ENDED MARCH 31, 2004 REVENUES

For the fiscal quarter ended March 31, 2005 and March 31, 2004, AEC had no revenues. AEC continues its efforts to develop its hydrogen production systems as well as its sales and marketing strategies.

                                    EXPENSES

AEC had total expenses of $751,233 and $691,986 in the fiscal quarter ended March 31, 2005 and March 31, 2004, respectively. AEC's expenses for the fiscal quarter ended March 31, 2005 consisted of $120,691 in administrative expenses, $473,589 in consulting fees, $139,164 in professional fees and $17,789 in amortization. During the fiscal quarter ended March 31, 2005, AEC's expenses were slightly higher than in fiscal quarter ended March 31, 2004, mostly due to consulting fees, which were $94,097 in the 2004 period. The increase is attributed to the accelerated focus on research and development pertaining to its hydrogen production system, its demonstration units and its marketing and operation strategy.

Over the next 12 months, AEC anticipates that its expenses will not increase substantially over its expenses in fiscal year 2004. AEC will continue as planned in the goals set for the continued development, sales and marketing of its hydrogen production system.

                                    NET LOSS

AEC had a net loss of $751,233 for the fiscal quarter ended March 31, 2005, compared with a net loss of $691,986 for the fiscal quarter ended March 31, 2004. The increase of $59,247 in the net loss for the 2005 fiscal quarter compared to the 2004 fiscal quarter relates mainly to the increase in consulting fees in the 2005 period. Management believes that, for the fiscal year ending December 31, 2005, AEC will only be able to reduce its net loss if AEC can create and sustain significant revenues from its hydrogen production system.

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

AEC's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. AEC incurred a net loss of $751,233 and $691,986 for the quarters ended March 31, 2005 and March 31, 2004, respectively, and has an accumulated deficit of $20,670,524 at March 31, 2005. AEC had $449,653 in cash on hand as of March 31, 2005. Management may obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon AEC ultimately obtaining profitable operations. However, no assurances can be given that AEC will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

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

Net cash used in operating activities was $751,233 for the three month period ended March 31, 2005.

Net cash obtained from financing activities was $500,000 for the three month period ended March 31, 2005, compared with $2,703,200 for the three month period ended March 31, 2004. In the 2005 period, the Company issued shares of common stock for $175,000.

On March 2, 2005, the company entered into a private placement with certain accredited investors whereby these investors have purchased $1,500,000 in convertible notes, with Class A Warrants to purchase a number of shares equal to the number of shares to which the Notes are convertible at a price of $.40 per share expiring in 3 years and with Class B Warrants to purchase up to an additional $1.5 million in the Company's common shares at 70% of the average closing bid price for the 5 days preceding the notice to exercise and expiring 90 days after the registration statement registering the shares has been declared effective. The note carries an interest rate of 6%. Interest is payable quarterly in arrears in either cash or stock of the Company, at the Company's discretion.

The Notes are convertible into shares of the Company at 70% of the average closing bid price for the 5 days preceding the notice to convert with a floor of $.15 and a ceiling of $.35 per share.

Class C Warrants are being issued to Westor Online, Inc., the placement agent for the transaction. The warrant allows for the purchase of 400,000 shares at $.40 per share and 400,000 shares at $1.00 per share, exercisable for 3 years from the date of the closing. The investors are additionally getting 200,000 Class C Warrants.

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

--------------------------------------------------------------------------------

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


PLAN OF OPERATION

Over the next twelve months, AEC will continue to focus on the building of ICE (internal combustion engine) and fuel cell generator sets to demonstrate to investors and potential customers AEC's hydrogen fuel production capability. The ICE generator will use our hydrogen as fuel throughout the demonstration, produced on the spot by AEC's hydrogen production unit.

AEC anticipates the unveiling of a final demonstration unit in the second quarter of 2005 and at such a time will commence demonstrations in strategic locations in both the United States and Canada. We are in the process of scheduling demonstrations with existing prominent players in the ICE generator business. This is one of the last steps in bringing AEC closer to revenue generation.
These developments parallel AEC's recent work on its hydrogen production unit for use with the Astris E8 alkaline fuel cell. The fuel cell and ICE platforms are expected to provide AEC with multiple market opportunities and greater revenue potential.

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

--------------------------------------------------------------------------------

ITEM 3. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-QSB.


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

This litigation has been settled. We neither admitted nor denied liability and agreed to not violate the Federal securities laws in the future. There was no penalty or other money paid by us to settle this matter.

Alternate Energy Corp. has commenced an action against Russell Rothman for breach of an agreement in the Ontario Superior court of Justice Court file # 04-CV-277760CM2. If successful, the agreement will be terminated and the individual will be required to repay cash and stock to the Company. The Company has obtained an interim injunction against the individual freezing the bulk of his assets.

The defendant has filed a counterclaim against Alternate Energy Corp. for breach of contract in the amount of $2 billion and is asking for punitive damages in the amount of $10 million. The Company believes that the counterclaim is without merit. Accordingly, on April 1, 2005 the Company is scheduled to appear in Court, at which time the Company's solicitors will move for an order to determine that the counterclaim is groundless and for it to be dismissed.

--------------------------------------------------------------------------------

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

In March 2005, the company entered into a private placement with certain accredited investors whereby these investors have purchased $1,500,000 in convertible notes, with Class A Warrants to purchase a number of shares equal to the number of shares to which the Notes are convertible at a price of $.40 per share expiring in 3 years and with Class B Warrants to purchase up to an additional $1.5 million in the Company's common shares at 70% of the average closing bid price for the 5 days preceding the notice to exercise and expiring 90 days after the registration statement registering the shares has been declared effective. The note carries an interest rate of 6%. Interest is payable quarterly in arrears in either cash or stock of the Company, at the Company's discretion.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. CHANGE IN REGISTRANT'S CERTIFYING ACCOUNTANT

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b) An 8-K has been filed on March 2, 2005.

--------------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, THE REGISTRANT has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


DATED THIS 12 TH DAY OF MAY, 2005

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

--------------------------------------------------------------------------------