Form 10QSB
period 2005-06-30
ALTERNATE ENERGY CORP
filed 2005-08-12
CIK 1075773

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ending June 30, 2005

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

Yes [X] No [ ]

The number of common shares without par value outstanding on June 30, 2005 was 106,669,798 shares.

ALTERNATE ENERGY CORP.
CONDENSED BALANCE SHEET
UNAUDITED                                                 June, 30      December, 31
Three Months ending June, 30                                2005            2004
                                                        ------------    ------------
ASSETS
      Current
               Cash                                           77,528         418,253
               Deferred consulting costs                      73,646         373,333
               Prepaid expense and sundry assets             226,679         232,979
               Marketable security                           160,000         360,000
        Other
               Property & equipment                          331,148         313,317
               Technology & patent assets                  2,124,373       2,124,373

                                                        ------------    ------------
                                                        $  2,993,375    $  3,822,255
                                                        ============    ============
LIABILITIES
      Current
               Accounts payable & accrued liabilities         90,942          36,384
               Loans payable                                 500,000               0
               Due to director                               282,582         350,381

                                                        ------------    ------------
                                                        $    873,524    $    386,765
                                                        ============    ============
SHAREHOLDERS' EQUITY
               Capital stock                                 107,247         104,815
               Additional paid in capital                 23,492,915      23,168,880
               Accumulated other comprehensive income       (208,898)         81,086
               Deficit                                   (21,271,413)    (19,919,291)
                                                        ------------    ------------
                                                           2,119,851       3,435,490
                                                        ------------    ------------

                                                        ------------    ------------
                                                        $  2,993,375    $  3,822,255
                                                        ============    ============

See accompanying notes to the financial statements.

ALTERNATE ENERGY CORP.
CONDENSED STATEMENT OF OPERATIONS
UNAUDITED

                                 Three Months    Three Months       Six Months       Six Months
                               Ending June 30   Ending June 30    Ending June 30   Ending June 30
                                -------------    -------------    -------------    -------------
                                    2005             2004             2005             2004
                                -------------    -------------    -------------    -------------
REVENUE                         $          --    $          --    $          --    $          --
                                -------------    -------------    -------------    -------------

EXPENSES
     Stock option benefit                   0                0                0                0
     Management fees                        0           24,697                0           92,197
     Professional fees                122,121           19,475          267,170          349,764
     Consulting                       416,716        2,914,571          878,304        3,008,668
     Administration                   121,728          237,586          255,121          437,686
     Amortization                      20,324                0           38,113                0

                                -------------    -------------    -------------    -------------
                                $     680,889    $   3,196,329    $   1,438,708    $   3,888,315
                                -------------    -------------    -------------    -------------

NET EARNINGS (loss)             ($    680,889)   ($  3,196,329)   ($  1,438,708)   ($  3,888,315)
                                -------------    -------------    -------------    -------------

WEIGHTED BASIC AVERAGE SHARES     106,803,219      130,847,668      106,388,219      130,847,668
                                =============    =============    =============    =============

See accompanying notes to the financial statements

ALTERNATE ENERGY CORP.
CONDENSED STATEMENT OF CASH FLOWS
UNAUDITED

Six Months Ending June 30                          2005         2004
                                              -----------    -----------

Cash flows from (applied to)

OPERATING ACTIVITIES
     Net earnings (loss)                      ($1,432,822)   ($3,888,315)
     Services for stock                       $   629,469    $   227,000
     Amortization                             $    38,113    $        --
                                              -----------    -----------
                                              ($  765,240)   ($3,661,315)
                                              ===========    ===========
CHANGES IN
     Accounts payable & accrued liabilities   $    54,558    $   169,465
     Prepaid expense                          ($    6,300)   $ 2,073,744
                                                             $         -
                                              -----------    -----------
                                              ($  716,982)   ($1,418,106)
                                              ===========    ===========
FINANCING ACTIVITIES
     Share subscription                                --      2,753,200
     Advances from director                   ($   67,799)   ($   15,780)
     LOAN PAYABLE                             $   500,000    $        --
                                              -----------    -----------
                                              $   432,201    $ 2,737,420
                                              ===========    ===========
INVESTING ACTIVITIES
     Purchase of intangible assets            ($   55,944)   ($    1,012)
                                              -----------    -----------

NET INCREASE (decrease) IN CASH DURING YEAR   ($  340,725)   $ 1,318,302
                                              -----------    -----------

CASH, BEGINNING OF PERIOD                     $   418,253    $   411,727
                                              -----------    -----------

CASH, END OF PERIOD                           $    77,528    $ 1,730,029
                                              -----------    -----------

See accompanying notes to the financial statements

ALTERNATE ENERGY CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited) June 30, 2005 [GRAPHIC OMITTED]

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


There were stock options outstanding at June 30, 2005 to purchase 8,480,000 of common stock, December 31, 2004 - 8,580,000.

Basic weighted average shares outstanding March 31, 2005 were 106,803,219, December 31, 2004 - 128,185,299.

2. CAPITAL STOCK


There were 1,024,857 common stock issued during this period.

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


DEFERRED CONSULTING COSTS


Shares have been issued to service providers and consultants over the term of contracts ranging from 1 to 2 years. Shares have been issued at the fair market value price at date of contract signing and the expense will be amortized over the term of the contract.

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


RESULTS OF OPERATIONS

                     FOR FISCAL QUARTER ENDED JUNE 30, 2005,
           COMPARED TO THE FISCAL QUARTER ENDED JUNE 30, 2004 REVENUES

For the fiscal quarter ended June 30, 2005 and June 30, 2004, AEC had no revenues. AEC continues its efforts to develop its hydrogen production systems as well as its sales and marketing strategies.

                                    EXPENSES

AEC had total expenses of $680,889 and $3,196,329 in the fiscal quarter ended June 30, 2005 and June 30, 2004, respectively. AEC's expenses for the fiscal quarter ended June 30, 2005 consisted of $121,728 in administrative expenses, $416,716 in consulting fees, $122,121 in professional fees and $20,324 in amortization. During the fiscal quarter ended June 30, 2005, AEC's expenses decreased significantly comparative to the fiscal quarter ended June 30, 2004, mostly due to consulting fees, which were $2,914,571 in the 2004 period. The decrease is attributed to the utilization of core consultants relative to the focus on research and development pertaining to its hydrogen production system, its demonstration units and its marketing and operation strategy.


Over the next 12 months, AEC anticipates that its expenses will not increase substantially over its expenses in fiscal year 2004. AEC will continue as planned in the goals set for the continued development, sales and marketing of its hydrogen production system.


                                    NET LOSS

AEC had a net loss of $680,889 for the fiscal quarter ended June 30, 2005, compared with a net loss of $3,196,329 for the fiscal quarter ended June 30, 2004. The decrease of $2,515,440 in the net loss for the 2005 fiscal quarter compared to the 2004 fiscal quarter relates mainly to consulting fees in the 2005 period. Management believes that, for the fiscal year ending December 31, 2005, AEC will only be able to reduce its net loss if AEC can create and sustain significant revenues from its hydrogen production system.

LIQUIDITY AND CAPITAL RESOURCES


AEC's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. AEC incurred a net loss of $680,889 and $3,196,329 for the quarters ended June 30, 2005 and June 30, 2004, respectively, and has an accumulated deficit of $21,271,413 at June 30, 2005. AEC had $77,528 in cash on hand as of June 30, 2005. Management may obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon AEC ultimately obtaining profitable operations. However, no assurances can be given that AEC will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.


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


Net cash used in operating activities was $765,240 for the three month period ended June 30, 2005.

Net cash obtained from financing activities was $0 for the three month period ended June 30, 2005, compared with $0 for the three month period ended June 30, 2004. In the 2005 period, the Company issued 1,024,857shares of common stock


On March 2, 2005, the company entered into a private placement with certain accredited investors whereby these investors have purchased $1,500,000 in convertible notes, with Class A Warrants to purchase a number of shares equal to the number of shares to which the Notes are convertible at a price of $.40 per share expiring in 3 years and with Class B Warrants to purchase up to an additional $1.5 million in the Company's common shares at 70% of the average closing bid price for the 5 days preceding the notice to exercise and expiring 90 days after the registration statement registering the shares has been declared effective. The note carries an interest rate of 6%. Interest is payable quarterly in arrears in either cash or stock of the Company, at the Company's discretion.


The Notes are convertible into shares of the Company at 70% of the average closing bid price for the 5 days preceding the notice to convert with a floor of $.15 and a ceiling of $.35 per share.


The Company has received $500,000 in cash from the investors and will receive an additional $1,000,000 upon its registration statement filed with the SEC being declared effective.





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

PLAN OF OPERATION


Over the next twelve months, AEC will continue to focus on the development of the ICE (internal combustion engine) and fuel cell generator sets for demonstration to investors and potential customers of AEC's hydrogen fuel production capability. The ICE generators will use our hydrogen as fuel throughout the demonstration, produced on the spot by AEC's hydrogen production unit the H2 1500-A1.


Our first alpha-stage unit, the H2 1500-A1, was recently demonstrated before two separate multinational engine companies in the U.S. This mobile "road show" was set up on-site with each organization, to review AEC's small scale, on-demand Hydrogen Production technology and discuss business opportunities.


The company is on schedule with an accelerated product development timetable to take advantage of several opportunities with targeted organizations. These meetings are the beginning of a series of such meetings, whereby Alternate Energy Corporation will be showcasing its hydrogen production technology to a list of prospective commercial customers, potential licensees, select government and institutional contacts and other interested commercial parties. These groups have been pre-qualified as having a demonstrated need for clean, alternative power.


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


On October 22, 2004 we sued Russell Rothman in the Ontario Superior Court of Justice (Case No. 04-CV-277760CM2). We are seeking the rescission of agreements between us and Rothman, return of shares paid to him, and return of money paid. We had entered into an agreement with Rothman for the purchase of certain technology related to the production of hydrogen gas. Rothman represented to us that he had all right title and interest in the technology and had the ability to sell the technology. We alleged in our lawsuit that Rothman had in fact sold the technology to other companies, and on more than one occasion, prior to entering into the agreement with us. We additionally allege that the technology he purported to sell did not work. We do not rely on the Rothman technology for the production of hydrogen. We have developed our own proprietary processes for producing hydrogen. Rothman has counterclaimed against us for breach of contract in the amount of $2 billion and is asking for punitive damages in the amount of $10 million. We believe that the counterclaim is completely without merit. Mr. Rothman's attorney has withdrawn from the case and the Court has ordered Mr. Rothman to obtain new counsel by July 28, 2005.

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


The Company has received $500,000 in cash from the investors and will receive an additional $1,000,000 upon its registration statement filed with the SEC being declared effective.



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


DATED THIS 9TH DAY OF AUGUST, 2005

                                         ALTERNATE ENERGY CORP.


                                         BY: /S/ BLAINE FROATS

                                             -------------------------
                                             BLAINE FROATS,
                                             CHAIRMAN/CEO AND A MEMBER
                                             OF THE BOARD OF DIRECTORS


                                         BY: /S/ SEAN FROATS

                                             -------------------------
                                             SEAN FROATS,
                                             SECRETARY AND A MEMBER
                                             OF THE BOARD OF DIRECTORS