Form 10QSB
period 2005-09-30
ALTERNATE ENERGY CORP
filed 2005-11-15
CIK 1075773

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ending September 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28015

                             ALTERNATE ENERGY CORP.
                             ----------------------
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

Yes [X] No [ ]

The number of common shares without par value outstanding on September 30, 2005 was 107,278,998 shares.

Alternate Energy Corp.
Condensed Balance Sheet
Unaudited

                                                        Sept, 30       December, 31
                                                          2005             2004
---------------------------------------------------------------------------------------------------
ASSETS
   Current
            Cash                                          103,703         418,253
            Deferred consulting costs                     165,149         373,333
            Prepaid expense and sundry assets             219,101         232,979
            Marketable security                           155,268         360,000
     Other
            Property & equipment                          311,574         313,317
            Technology & patent assets                  2,124,373       2,124,373
                                                     ------------    ------------

                                                     $  3,079,167    $  3,822,255
                                                     ============    ============
LIABILITIES
Current
            Accounts payable & accrued liabilities        117,159          36,384
            Loans payable                                 500,000               0
            Due to director                               397,973         350,381

                                                     ------------    ------------
                                                     $  1,015,132    $    386,765
                                                     ============    ============
SHAREHOLDERS' EQUITY
            Capital stock                                 107,940         104,815
            Additional paid in capital                 23,719,542      23,168,880
            Accumulated other comprehensive income       (118,142)         81,086
            Deficit                                   (21,645,303)    (19,919,291)

                                                     ------------    ------------
                                                        2,064,036       3,435,490
                                                     ------------    ------------

                                                     ------------    ------------
                                                     $  3,079,167    $  3,822,255
                                                     ============    ============


See accompanying notes to the financial statements.

Alternate Energy Corp.
Condensed Statement of Operations
Unaudited

                                       Three Months        Three Months        Nine Months         Nine Months
                                      Ending Sept 30      Ending Sept 30      Ending Sept 30      Ending Sept 30
                                      -------------       -------------       -------------       -------------
                                           2005                2004                2005                2004
                                      -------------       -------------       -------------       -------------
REVENUE                               $        --         $        --         $        --         $        --
                                      -------------       -------------       -------------       -------------

EXPENSES
            Stock option benefit                  0                   0                   0                   0
            Management fees                       0                   0                   0              92,197
            Professional fees                48,176              98,279             226,125             448,043
            Consulting                      244,011           1,191,622           1,122,315           4,200,290
            Administration                   60,452             123,849             315,563             561,535
            Amortization                     23,896                   0              62,009                   0

                                      -------------       -------------       -------------       -------------
                                      $     376,534       $   1,413,750       $   1,726,012       $   5,302,065
                                      -------------       -------------       -------------       -------------

NET EARNINGS (loss)                   ($    376,534)      ($  1,413,750)      ($  1,726,012)      ($  5,302,065)
                                      -------------       -------------       -------------       -------------

BASIC NET LOSS PER SHARE                      (0.00)              (0.01)              (0.02)              (0.04)

WEIGHTED BASIC AVERAGE SHARES           106,974,398         131,829,941         106,102,170         131,000,000
                                      =============       =============       =============       =============


See accompanying notes to the financial statements

Alternate Energy Corp.
Condensed Statement of Cash Flows
Unaudited

Nine Months Ending September 30                                     2005              2004
---------------------------------------------------------------------------------------------
Cash flows from (applied to)

OPERATING ACTIVITIES
            Net earnings (loss)                                 $(1,726,012)      $(1,413,750)
            Services for stock                                  $   843,314       $   512,000


            Amortization                                        $    62,009              --
            Stock option issued                                 $    54,500
            Accounts payable & accrued liabilities              $    80,775       $  (420,498)

            Prepaid expense                                     $    13,878       $   498,680

                                                                -----------       -----------
                                                                $  (671,537)      $  (823,568)
                                                                ===========       ===========
FINANCING ACTIVITIES
            Share subscription                                         --
            Advances from director                              $    47,592       $      --
            Loan Payable                                        $   500,000       $    99,915
            Changes in accumulated and other comprehensive
            income                                              $  (165,903)      $   101,012
                                                                -----------       -----------
                                                                $   381,689       $   200,927
                                                                ===========       ===========
INVESTING ACTIVITIES
            Sale of Marketable securities                       $    39,050       $      --
            Purchase of intangible assets                       $   (63,752)      $  (329,829)
                                                                -----------       -----------
                                                                $   (24,702)      $  (329,829)

NET INCREASE (decrease) IN CASH DURING YEAR                     $  (314,550)      $  (952,470)
                                                                -----------       -----------

CASH, BEGINNING OF PERIOD                                       $   418,253       $ 1,730,029
                                                                -----------       -----------

CASH, END OF PERIOD                                             $   103,703       $   777,559
                                                                -----------       -----------
---------------------------------------------------------------------------------------------
NON-CASH ITEMS
        Deferred consulting                                         208,184
---------------------------------------------------------------------------------------------


See accompanying notes to the financial statements

ALTERNATE ENERGY CORP.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(Unaudited) September 30, 2005 [GRAPHIC OMITTED]

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

There were stock options outstanding at September 30, 2005 to purchase 8,730,000 of common stock, December 31, 2004 - 8,580,000. There were no stock options exercised for the period ending September 30, 2005.

Basic weighted average shares outstanding September 30, 2005 were 106,974,398, December 31, 2004 - 128,185,299.

2. CAPITAL STOCK

There were 609,200 common stock issued during this period.

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

Since 2003, AEC has had the objective of producing a revolutionary, clean, on -demand hydrogen technology that would have global, multiple market applications. At the Company's facilities in Burlington Ontario (Canada), and along with contracted, independent laboratories, AEC is refining its technology and preparing demonstrations of the hydrogen production unit. These Demonstration units will power an Internal Combustion Engine and Astris Energi's model E8 2.4 kW Alkaline Fuel Cell for a number of potential commercial customers. These demonstrations will substantiate the ability to generate hydrogen and electricity to power a variety of devices at very competitive prices. AEC's consulting engineers have already confirmed the economic model and functionality of this process.

The AEC hydrogen production technology refines the production of hydrogen and resultant gaseous formation without the need for external energy input at time of production.

In May 2004, AEC and Astris entered into a VAR agreement, whereby AEC is now a Value Added Reseller (VAR) for Astris' AFC Power Generator products. The companies believe that this Agreement is the optimal route for their relationship to follow, in that a VAR relationship allows AEC to utilize Astris' alkaline fuel cell for demonstration and sales purposes while permitting Astris access to AEC's substantial sales and distribution prospects. This VAR arrangement allows AEC to demonstrate and make available a combined fuel cell power pack for sale to major corporate, industrial and energy utility customers.

Late Fall 2004, AEC took delivery of the first Powerstack 250 E8 2.4 kw alkaline Fuel Cell from Astris from their pre-commercial production facility in Vlasim, Czech Republic. This will form the basis of one of the company's demonstration units for various prospective commercial clients.

AEC has filed the first two patent applications for its technology, has a third party lab testing to quantify the process, and has designed a much smaller unit for more practical mobile power applications.

In July 2005 AEC sub leased its Tennessee facility. The facility has satisfied its research requirements and will be subleased up to March 31, 2005.

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

RESULTS OF OPERATIONS

                   FOR FISCAL QUARTER ENDED SEPTEMBER 30, 2005

For the fiscal quarter ended September 30, 2005, AEC had no revenues. During this period AEC has been involved in the development of its hydrogen production system along with its sales and marketing strategies. The company anticipates revenue as soon as its hydrogen production system can be implemented into or surpasses its first alpha-stage unit, the H2 1500-A1, which was recently demonstrated before two separate multinational engine companies in the U.S. This mobile "road show" was set up on-site with each organization, to review AEC's Hydrogen Production technology and discuss business opportunities. The company is on schedule with its product development timetable to take advantage of several opportunities with targeted organizations. These meetings are the beginning of a series of such meetings, whereby Alternate Energy Corporation will be showcasing its hydrogen production technology to commercial parties. These groups have been pre-qualified as having a demonstrated need for clean, alternative power.

                                    EXPENSES

AEC had total expenses of $376,534 and $1,413,750 in the fiscal quarter ended September 30, 2005 and September 30, 2004, respectively. AEC's expenses for the fiscal quarter ended September 30, 2005 consisted of $60,452 in administrative expenses, $244,011 in consulting fees, $48,176 in professional fees and $23,896 in amortization. During the fiscal quarter ended June 30, 2005, AEC's expenses decreased significantly comparative to the fiscal quarter ended September 30, 2004, mostly due to consulting fees, which were $1,191,622 in the 2004 period. The decrease is attributed to the utilization of core consultants relative to the focus on research and development pertaining to its hydrogen production system, its demonstration units and its marketing and operation strategy. There were also shares issued to select consultants to the company reducing the total fees due.

There was a decrease of $63,397 in administrative expenses for the period ended September 30, 2005 compared to the same period in 2004. The reason for this decrease can be referred to shares of the company that were issued relating to R&D, the utilization of core consultants as well as the sub leasing of our Tennessee facility, all of which has lowered administrative costs by more than half of the administrative expenses incurred comparative to the period ending September 30, 2004.

Professional fees were $48,176 for the fiscal quarter ended September 30, 2005 compared to $98,279 for the same period in 2004. The prior years professional fees were higher due to private placements and financing completed along with the legal fees associated with it.


Over the next 12 months, AEC anticipates that its expenses will not increase substantially over its expenses in fiscal year 2004. AEC will continue as planned in the goals set for the continued development, sales and marketing of its hydrogen production system.

                                    NET LOSS

AEC had a net loss of $376,534 for the fiscal quarter ended September 30, 2005, compared with a net loss of $1,413,750 for the fiscal quarter ended September 30, 2004. The decrease of $1,037,216 in the net loss for the 2005 fiscal quarter compared to the 2004 fiscal quarter relates to the overall reduction of professional, consulting and administrative fees in the 2005 period. Management believes that, for the fiscal year ending December 31, 2005, AEC will only be able to reduce its net loss if AEC can create and sustain significant revenues from its hydrogen production system.

LIQUIDITY AND CAPITAL RESOURCES

AEC's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. AEC incurred a net loss of $375,534 and $1,413,750 for the quarters ended September 30, 2005 and September 30, 2004, respectively, and has an accumulated deficit of $21,645,303 at September 30, 2005. AEC had $103,703 in cash on hand as of September 30, 2005. Management may obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon AEC ultimately obtaining profitable operations. However, no assurances can be given that AEC will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

Due to no cash generated from operations, AEC currently does not internally generate cash sufficient to pay all of its incurred expenses and other liabilities. As a result, AEC is dependent on investor capital and loans to meet its expenses and obligations. Although investor funds have allowed AEC to meet its obligations in the recent past, there can be no assurances that AEC's present methods of generating cash flow will be sufficient to meet future obligations. Historically, AEC has, from time to time, been able to raise additional capital, but there can be no assurances that AEC will be able to raise additional capital in this manner.

Net cash used in operating activities was $671,537 for the three month period ended September 30, 2005.

Net cash obtained from financing activities was $0 for the three month period ended September 30, 2005, compared with $0 for the three month period ended September 30, 2004. In the 2005 period, the Company issued 1,892,357shares of common stock

On March 2, 2005, the company entered into a private placement with certain accredited investors whereby these investors have purchased $1,500,000 in convertible notes, with Class A Warrants to purchase a number of shares equal to the number of shares to which the Notes are convertible at a price of $.40 per share expiring in 3 years and with Class B Warrants to purchase up to an additional $1.5 million in the Company's common shares at 70% of the average closing bid price for the 5 days preceding the notice to exercise and expiring 90 days after the registration statement registering the shares has been declared effective. The note carries an interest rate of 6%. Interest is payable quarterly in arrears in either cash or stock of the Company, at the Company's discretion.

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

The company is on schedule with its product development timetable to take advantage of several opportunities with targeted organizations. These meetings are the beginning of a series of such meetings, whereby Alternate Energy Corporation will be showcasing its hydrogen production technology to a list of prospective commercial customers, potential licensees, select government and institutional contacts and other interested commercial parties. These groups have been pre-qualified as having a demonstrated need for clean, alternative power.

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

As of Nov 4th, 2005 the company has made formal application for a patent on its technology.

The company has also filed a provisional patent application with the U.S. Patent and Trademark Office in connection with its proprietary process of producing pure hydrogen.

As a result of working closely with Experchem Laboratories of Toronto, Canada over the past nine months, our method of producing hydrogen has benefited from significant enhancements. The modifications and improvements to our hydrogen production process have resulted in a more efficient production process, an increased production of hydrogen, and the ability to produce what we believe to be a saleable, in-demand by-product. This by-product, however, may provide us with a source of future revenue, which could partially offset the cost of our hydrogen production and accelerate our entry into the $3 billion (USD) bulk hydrogen market.

A provisional patent application establishes an official United States patent application filing date for an invention and permits one year's authorization to use a "Patent Pending" notice in connection with the invention and to assess the invention's commercial potential before committing to the higher cost of filing and prosecuting a non-provisional application for patent.

In order to accomplish and continue with these steps management estimates that the Company we will require half a million dollars towards the end of Fiscal year ended 2005 and several million dollars towards the end of fiscal year ended 2006. As the Company does not have any current revenue, such funds will come from loans from officers and private placements of the Company's common stock.

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

Mr. Rothman has obtained new counsel and a court date has been set for December 9th, 2005.

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


DATED THIS 14th DAY OF November, 2005
                             ALTERNATE ENERGY CORP.


                                         BY: /S/ BLAINE FROATS
                                             -------------------------
                                             BLAINE FROATS,
                                             President/CEO


                                         BY: /S/ BLAINE FROATS
                                             -------------------------
                                             BLAINE FROATS,
                                             PFO

                  CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002
                         I, Blaine Froats, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Alternate Energy Corp. (the "REGISTRANT");

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

                                       BY: /S/ BLAINE FROATS

                                       ----------------------------------
                                       BLAINE FROATS
                                       PRESIDENT/CEO

Date: November 14, 2005

                  CERTIFICATION PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002
                         I, BLAINE FROATS, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Alternate Energy Corp. (the "REGISTRANT");

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

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

                                            BY: /S/ BLAINE FROATS

                                            ----------------------------------
                                            BLAINE FROATS
                                            Principal Financial Officer

Date: November 14, 2005