Form 10KSB
period 2005-12-31
ALTERNATE ENERGY CORP
filed 2006-04-28
CIK 1075773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
                  For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________


                        Commission file number 000-30414

                       ALTERNATE ENERGY CORPORATION, INC.
                 (Name of Small Business Issuer in Its Charter)

            NEVADA                                            86-0884116
(State or other jurisdiction of                    (Employer Identification No.)
 incorporation or organization)

                            105-3325 North Service Rd
                       Burlington, Ontario, Canada L7N 3G2
          (Address of principal executive offices, including zip code.)

                                 (905) 332-3110
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.|_|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                 YES |_| NO [X]

Issuer's revenues for its most recent fiscal year. $0.

Based on the closing sale price on April 21, 2006, the aggregate market value of the voting common stock held by non-affiliates is $6,476,157.

As of April 24, 2006 Alternate Energy Corporation, Inc. had 121,128,980 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format                     YES [X] NO |_|

                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS


PART I                                                                         1

Item 1. Description of Business                                                1

Item 2. Description Of Property                                               12

Item 3. Legal Proceedings                                                     13

Item 4. Submission Of Matters To A Vote Of Security Holders                   13

PART II                                                                       13

Item 5. Market For AEC Solutions, Inc.'s Common Equity And Related
        Stockholder Matters                                                   13

Item 6. Management's Discussion And Analysis Of Financial Condition
        And Results Of Operations                                             16

Item 7. Financial Statements                                                  24

Item 8. Changes In And Disagreements With Accountants On Accounting And
        Financial Disclosure                                                  24

Item 8a. Controls And Procedures                                              24

PART III                                                                      25

Item 9. Directors, Executive Officers, Promoters And Control Persons;
        Compliance With Section 16(a) Of The Exchange Act                     25

Item 10. Executive Compensation                                               27

Item 11. Security Ownership Of Certain Beneficial Owners And Management       30

Item 12. Certain Relationships And Related Transactions                       31

PART IV                                                                       32

Item 13. Exhibits, Financial Statements And Reports On Form 8-K               32
                                                                              34
Item 14. Principal Accountant Fees and Services

FINANCIAL STATEMENTS                                                         F-1

                Information Regarding Forward-Looking Statements


      This Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are principally contained in the section entitled "Description of Business." These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ, perhaps materially, from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:


            Our product development efforts;


            The commercialization of our products;


            Anticipated operating losses and capital expenditures;


            Our estimates regarding our needs for additional financing;


            Our estimates for future revenues and profitability; and


Sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements and other collaborative efforts for the development and commercialization of our product candidates, and the continued viability and duration of those agreements and efforts.


      In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this resale.

                                     PART I

Item 1.  Description of Business


      Alternate Energy Corp., formerly known as COI Solutions, Inc., was incorporated in the State of Nevada on August 1, 1997. The Company commenced active business operations on June 1, 2003 and is considered to be a development stage company under SFAS 7. Since 2003, we have had the objective of producing a revolutionary, clean, on-demand hydrogen technology that would have global, multiple market applications on both a small and large scale. Our technology refines the production of hydrogen and resultant gaseous formation without the need for external energy input at the time of production.


      In February 2004, we incorporated a wholly-owned subsidiary, 2040412 Ontario Inc. in the Province of Ontario, Canada. The subsidiary holds title to certain property and equipment reflected in our accounts.


      The Company's core technology is focused on production of on-demand, pure, safe hydrogen. Hydrogen has numerous applications, such as a fuel to power internal combustion engines and fuel cells, and in bulk form as a process ingredient in the food, pharmaceutical, oil refining, glass production and several other major manufacturing industries. Our hydrogen production process is designed to overcome three major industry obstacles: affordability, storage and safety. AEC's hydrogen production system leverages a patent-pending chemical process that yields fuel-cell quality hydrogen, with no known harmful by-products. AEC's hydrogen-maker requires little space and can be scaled according to application. It can be therefore designed to directly supply almost any application on an as-needed basis, eliminating the need to store hydrogen in a compressed state.


      Over the past two years, we have worked closely with Experchem Laboratories of Toronto Canada, a nationally recognized, independent chemical laboratory, to further refine our hydrogen generation process. The revised formulation has improved hydrogen production significantly, with the added creation of at least two valuable by-products. Since these by-products have a much higher value to weight ratio than the hydrogen itself, subsidization of the hydrogen's selling price via the sale of this product will allow for this system to be more price competitive with current gasoline, diesel and hydrogen prices.


      The first by-product was analyzed and certified by SGS Laboratories Canada, on September 7, 2005 as USP-grade, the highest level of purity for any possible use as a food-grade ingredient. This opens up large, immediate and global market opportunities for bulk sales of these by-products to a long list of potential buyers in multiple markets.


      Our Hydrogen Production Unit is safe to transport and could be designed for commercial small and large scale use, residential, and could even be installed in gas stations to satisfy a potential hydrogen-platform automotive sector. The hydrogen gas can be produced, stored and sold on-site while the by-product can be stored in a liquid form in tanks for collection and processing on a regular basis. This would also apply to larger scale production facilities such as food processors, where they can benefit greatly by hydrogen being produced on-site as a key ingredient in their process, and potentially for electricity. In many cases, hydrogen is transported to these locations daily with trucking costs being a significant percentage of the overall hydrogen cost. On-site production of hydrogen would eliminate the entire cost for transport to their facility. In addition, our process produces low grade heat which could be captured and re-engineered for use as well.

      The Company believes its hydrogen production technology will have application in the areas of back-up and in some cases, primary power for commercial, industrial and military purposes, stationary and portable fuel cell power applications, in fuel cell-driven and internal combustion engine vehicles, and residential and commercial applications for users wishing to gain independence from the existing electrical grid.


Green Power


      It has been our longstanding mission to develop on-demand affordable hydrogen while employing methods that would respect the environment from start to finish. We believe that our hydrogen generation production system is environmentally friendly. To-date, the Company has converted two internal combustion engines to run on its hydrogen - a Honda 1 and 3 Kw genset. In addition, we have run a 1 Kw Alkaline fuel cell with a larger 2.4 Kw alkaline fuel cell to follow. By using hydrogen as a fuel source, the internal combustion engine and fuel cell generators only emit water vapor as an effluent - no toxic pollutants.


On-site Solutions


      While we continue to explore business opportunities related to the small-scale, on-demand production of hydrogen, we are increasingly exploring the possibility of large-scale production, primarily in conjunction with industries that could substantially benefit from an on-site hydrogen production facility. Such arrangements would be beneficial to prospective clients as it would eliminate the need to have hydrogen shipped, which would, in some cases, dramatically decrease the customer's overall production costs. From AEC's perspective, large-scale production would allow us to maximize the collection, processing, and distribution of the saleable by-products. These commercially saleable commodity chemical products open up multi-billion dollar worldwide markets, including pharmaceuticals, nutrition, natural food segments, baby food, pet food, sports nutrition drinks and more. One example of the potential of these by-products are with producers of hydrogenated oil, where a relationship is evolving for the customer to consider a pilot plant on-site, that could also supply a portion of the customer's energy needs. This business model adds further revenue streams beyond that of the sale of the hydrogen technology units and input materials alone.


      Management believes that our long term growth prospects are positively affected by several market and industry trends including:

      o continued uncertainty about the price and long term availability of fossil fuels (with crude oil recently priced over and still near $70.00 U.S./barrel versus under $30.00 U.S./barrel in October 2003);

      o growing commercial and consumer demand for a reliable alternative to the public electric power grid;

      o continued concerns about the impact of fossil fuels and greenhouse gases on the global environment;

      o serious concerns with the increasing reliance on imported fossil fuels for Western nations;

      o     need for more distributed energy and cogeneration energy projects;
            and

      o certain market segments which may become customers for the saleable by-products are in the early stages of development.

      As part of our long term plan, we intend to accelerate commercialization of our products by narrowing the scope of our development activities, the leveraging of our relationships with key partners and licensees to have them develop certain components and technologies required for our products.

Intellectual Property

      In November 2005, we made a formal application for a provisional patent on our enhanced production technology, including the modifications which produce the first by-product. AEC has also filed a patent application with the U.S. Patent and Trademark Office in connection with its earlier proprietary process of producing pure hydrogen. A provisional patent application establishes an official United States patent application filing date for an invention and permits one year's authorization to use a "Patent Pending" notice in connection with the invention and to assess the invention's commercial potential before committing to the higher cost of filing and prosecuting a non-provisional application for patent.


      On March 9, 2006, we filed an additional patent application for a provisional patent covering our production process associated with a second valuable by-product. We do not own any trademarks on our products.


      We own all of our technology without any royalty obligations and do not rely on any licensing agreements for our operations. We anticipate that we may enter into cross licensing agreements with major distribution partners in the future as part of the distribution of our products.

Competition

      Generally, there are two main processes in which hydrogen is produced in large quantities for either fuel cell use or industrial bulk gas applications: by extraction of hydrogen from hydrocarbons, and by the electrolysis of water. Fossil fuels can be reformed to produce pure hydrogen with natural gas as the most common fuel of choice. This process also produces carbon dioxide emissions and requires excessive power to operate the reformer. Hydrogen can be separated from oxygen in water using electrolysis. This process requires low voltage electricity and is currently uneconomical. Electrolytically produced hydrogen costs around $30/mBtu, natural gas reformed hydrogen about $3/mBtu, and gasoline reformed hydrogen about $9/mBtu.

      The U.S. hydrogen industry currently produces approximately 9 million tons of hydrogen per year (enough to power 20-30 million cars or 5-8 million homes) for use in chemicals production, petroleum refining, metals treating and electrical applications. Steam methane reforming accounts for 95% of the hydrogen produced in the U.S.

      The two major categories of hydrogen productions systems are fuel cell manufacturing companies, which invariably integrate a fuel production process, and manufacturers and distributors of industrial gases, including hydrogen.

      World Hydrogen Market

      Our research has revealed that the worldwide bulk hydrogen gas market amounts to approximately 45 billion Kilograms per year. This amounts to $3.0 billion in sales. The majority of the gas sales are generated from the following industries:

      >>    The petroleum industry, for the removal of sulphur;

      >>    The food industry, for the hydrogenation of oils;

      >> Chemical production, for the hydrogenation of non-edible oils for soaps, insulation and plastics;

      >> Pharmaceutical productions, primarily for cosmetics, adhesives, surfactants, and vitamins,

      >>    Ammonia production;

      >>    Glass industry, to eliminate oxygen;

      >>    Machine/metal construction, in heat treatment of various metals;

      >>    Semiconductors, to protect against impurities;

      >>    Iron and steel industry, for heat treatment atmosphere; and

      >> Aerospace industry, to fuel spacecraft and power life-support systems.


      At this time, it appears that we do not have any direct competitors with the complete blended product offerings of: on-demand hydrogen production technology, saleable by-products to a ready market, and bulk hydrogen gas available for sale. All which are produced using environmentally friendly processes, with no toxic residue or waste, start to finish.

      Industrial Hydrogen Gas Producers

      As mentioned earlier, most bulk hydrogen gas is produced by steam reformation, electrolysis of water, and other lesser methods. The major players worldwide are: Air Liquide, The BOC Group, Air Products, and Praxair.

      Air Liquide (www.airliquide.com), is a global provider of industrial and medical gasses. Their core business is to supply oxygen, nitrogen, hydrogen, and other gases and services to most industries.

      Air Products' (www.airproducts.com) hydrogen strategy has focused on the supply of hydrogen for demonstration and pilot projects to such organizations as Honda and Toyota. They claim a 50% market share of all global hydrogen gas sales. Air Products has already built two on-site hydrogen fueling stations for the 30-40 hydrogen-converted test vehicles in Southern California, a fuel cell power plant, and a fleet of light duty vehicles in Las Vegas, Nevada.

      Praxair is the largest industrial gases supplier in North and South America, is rapidly growing in Asia, and has strong, well-established businesses in Southern Europe. Their primary products are oxygen, nitrogen, argon, helium, hydrogen, electronics and a wide range of specialty gases. Praxair was selected as the exclusive hydrogen supplier for Coleman Powermate's new AIRGEN (TM) fuel cell generator. The generator can be used by industrial customers as a back-up power source to keep mission-critical computer and phone systems operating during power outages.

      As we are a small company compared to these leaders in the hydrogen production market, we will rely on the saleable by-products of our patent-pending process to subsidize the entire hydrogen production process, allowing us to remain competitive in the global hydrogen market. Additionally, we are continuing to develop relationships that will be conducive to the on-site production of hydrogen, thus eliminating one of the industry's largest hurdles, which is the safe and efficient transport in its compressed state. By reducing the shipment cost and by selling the by-product, we believe that we can provide competitive prices for large-scale uses.

Technology

      At our facilities in Burlington Ontario (Canada), and along with contracted, independent laboratories, we have been refining our technology and meeting with a myriad of interested potential business partners, potential customers, licensees and dealers for both the hydrogen production technology and our model of pilot plants producing by-product for processing and sale to ready customers. This model will require extensive engineering, plant construction, addition of a full plant operations and sales team and financing. Demonstrations to-date have substantiated our production process to power a variety of devices on demand, with no harmful by-products.

      Our process involves a chemical reaction between a proprietary metal mix and a liquid solution. These metals are plentiful, stable in cost and produce effective, highly purified hydrogen utilizing a catalytic process. The hydrogen generation process does not involve electrolysis, or the use of any external source of electrical power in any manner.

      We believe that our technology will have major impact on the economics of supplying internal combustion engine-based portable generators (back-up and primary for commercial and consumer applications) and possibly fuel cell or internal combustion engine-based hybrid electric vehicles with a clean, cost-efficient hydrogen power source.

Strategy and Marketing

      We are pursuing a dual phase business strategy that may allow for the realization of revenue opportunities sooner. Both phases will be tracking concurrently.

      Phase 1: By-Product sales from on-site hydrogen production plants

      Our hydrogen production system currently produces two valuable by-products, which are environmentally safe and have established markets globally. We intend to set up pilot plants with key early customers, collect by-products with minimal processing and packaging, and then re-sell these to a large number of industrial customers worldwide.

      Our research shows that there are a large number of ready buyers in multiple global market segments of the by-products that are produced by our hydrogen production technology. This growing global demand is about to drive rapid development, build-out and production of a chemical plant(s) to ramp up production of our USP-grade chemical by-products. These would be sold via a number of distribution channels and possibly direct sales as well. This large scale, stationary plant application would result in the ability for us to package and sell bulk hydrogen gas as well.

      Phase 2: Small hydrogen converted generator set power packages

      We will be pursuing the creation of a business unit that will offer small power package sets, to provide electricity from a hydrogen production unit and a converted internal combustion engine and/or fuel cell system. These small power systems are in demand now and have the potential for at least 4 revenue streams:

      1. Hydrogen-powered GenSet unit sales, with converted internal combustion engines to accommodate hydrogen, plus a battery for power storage;

      2.    Material re-ordering;

      3. Site Inspection, consultations and installation, delivery and service; and

      4.    Potential equipment leasing model via a third party finance partner.

      Our go-to-market strategy is to achieve a leading position in the major market segments that can be penetrated rapidly, with relatively little difficulty and at reasonable cost. The factors evaluated in selecting these initial markets include: market size, established competitors, distribution channels, ease of penetration (i.e., sales and marketing costs), certifications and licenses required, warranty costs and service infrastructure needs, to name a few.

      Based upon our evaluation of the various factors, we have targeted these segments for initial market development: Commercial and Consumer Back-up Power and Internal Combustion Engine and generator set markets due to the initial speed to large, open markets, distribution channels, and relative ease of penetration. These would include back up units for Technology, Emergency Power, Marine Power, Micro-power and select Military equipment power requirements.

      In this regard, we will need to establish relationships/licenses with one or more existing internal combustion engine original equipment manufacturers (we will require partnering or licensing certain aspects of the technology to convert existing engines and generator sets from gasoline and diesel-powered to hydrogen-powered, plus partnering with appropriate battery producers). We will be looking to design product, in some cases application-specific, and to enter these markets that have immediate alternative power requirements and resources.

Products

      Our hydrogen production system leverages a harmless, or non-toxic, proprietary chemical process that yields high quality hydrogen along with a number of globally valuable chemical compounds. We acquired our first proprietary hydrogen technology outright in September of 2003. Since that time, we have found this system to be cost prohibitive and have abandoned its use completely.

      Chemical By-Products

      Our hydrogen production system currently produces two valuable by-products, with others in research and development. The by-products produced at present are environmentally safe and possess wide, established global markets in the food products and pharmaceutical industries, among others. Each by-product has been tested by an independent and reputable Canadian laboratory to ensure that they have met applicable industry standards.

      These by-products have relatively high dollar value when compared to the dollar value of hydrogen produced. In fact, the production and sale of the by-products is anticipated to account for a significant percentage of our overall revenue. This scenario would allow for substantial flexibility in the selling price of hydrogen, since it could be offset/subsidized by the sale of the by-products. In effect, the hydrogen could be referred to or positioned as a "loss leader" to industries that require hydrogen as a raw material. Irrespective of the business model chosen; on-site or centralized collection, minimal processing, packaging and sale of the by-product to industrial customers worldwide will be required.

      We have recently entered into negotiations to construct a pilot operation at or near the facilities of a potential customer that requires hydrogen for its processes. Concurrent marketing and sales research continues to be conducted by us and our consultants to identify both the near term opportunities and long term revenue distribution relationships for each of the by-products.

      Hydrogen

      Notwithstanding a recent focus on our hydrogen production process and newfound by-products, we continue to maintain the same high quality hydrogen that has always been produced. This is due to the strict purity and volume requirements required by most fuel cells and other applications which require hydrogen such as the hydrogenation of food oils. As a result, our technical team has worked and continues to work in conjunction with a number of recognized independent laboratories to ensure that outputs meet acceptable levels for these types of applications.

      Hydrogen Production Unit. Our Hydrogen Production Unit (HPU 1500 - A1) is a self-contained, semi-automated device that generates 99.99% pure hydrogen gas on an as-needed or on-demand basis. The HPU has unique flexibility in that it can be connected to a variety of hydrogen-fueled applications ranging from small power solutions such as fuel cells and converted internal combustion engines to large plants that require hydrogen for the hydrogenation of food-oils. Regulation of the HPU's hydrogen flow is computer controlled and can be programmed to match the hydrogen requirement of the application being fueled.

      Our demonstration unit has evolved significantly since the first unit was constructed in spring of 2005. Refinements to the computer interface and overall apparatus continue to be made by our technical team with the long term objective of a UL and CSA approved unit to be sold (or leased) through a variety of distribution channels/models, presently being considered.

      Since our expertise and strength lies in our ability to produce high quality and affordable hydrogen on an as-needed basis, we have chosen not to focus on the power side of the equation. Instead, we have decided that we will partner with existing reputable manufacturers of fuel cells and converted internal combustion engines to jointly offer a combined solution that meets the needs of prospective customers.

      Fuel Cells. As mentioned above, our HPU has fueled a number of power solutions over the last 3 years, including fuel cells produced by Astris Energi Inc. (OTCBB: ASRNF), a leader in alkaline fuel cell development. Astris has used our affordable hydrogen to power their 1 Kw alkaline fuel cells, as well as successfully powering a 1 Kw golf cart. In 2003, we took delivery and completed training on the first Powerstack 250 E8 2.4 Kw alkaline Fuel Cell from Astris from their pre-commercial production facility in Vlasim, Czech Republic. The E8 forms the basis of one of our demonstration units for various prospective commercial clients looking for a hydrogen-powered, fuel cell solution.

      In May 2004, we entered into a VAR agreement with Astris, whereby we are now a Value Added Reseller (VAR) for Astris' AFC Power Generator products. This VAR arrangement allows us to demonstrate and make available a combined fuel cell power-pack for sale to major corporate, industrial and energy utility customers, as well as demonstration with various commercial, government and military audiences.

      Internal Combustion Engines. We have fueled a variety of `AEC-converted' off-the-shelf generators ranging from 1 to 3.5 Kw/h. Though these units have been exclusively used for research, development and demonstration purposes, they provide a practical example of a complete hydrogen-power solution, with a relatively low capital and operational cost when compared to a fuel cell.

Research & Development

      Our research and development activity has grown over the past year due primarily to recent advances made, and focus on our by-products, and can best be described in several `streams' of work:

            Stream A - By-Product (existing) Development & Market Research: Our technical team has been and is currently focused on the further optimization of by-product production. Marketing continues to gather and compile market data (pricing, competition, etc.), while also initiating contact to prospective distributors and buyers.

            Stream B - Hydrogen Development & Market Research: Though our hydrogen has been qualified by a number of independent labs, volume optimization research continues, in conjunction with by-product production, for use when required scale up to a prospective bulk hydrogen customer. Available worldwide market research on bulk hydrogen (pricing, competition, demographics, etc.) continues to be compiled, along with the development of joint-venture alliances with identified bulk users of hydrogen.

            Stream C - By-Product (future) Development & Market Research: We are in the process of creating a second development team whose mandate will be to identify, create and develop new potential by-products. Marketing will work together with this group to evaluate the market viability of each that is proposed. The development team is expected to start during 2006 and will be comprised of individuals possessing practical and academic exceptional strength in chemistry and/or chemical engineering.

            Stream D - HPU Development: Continued research and development will be conducted to further the evolution of our HPU for a variety of selected large and small applications.

For the fiscal year ended December 31, 2005, we have spent $108,372 for research and development. For the same period in 2004 we spent $30,567.

Manufacturing

      To assist in the development of commercial-grade products and to accelerate revenue-generation, we intend to partner with segment-specific original equipment manufacturers to leverage their existing relationships, manufacturing resources and distribution channels. We intend to retain full rights to manufacture the core HPU, but will rely on our business partners to build the non-core, `attached' components, depending on the application involved.

      Pilot Plant

      A pilot plant is being planned to be built to showcase the feasibility of our large-scale HPU, as well as to start the process of revenue generation. The primary function of this plant will be to provide a strategic customer with an on-site supply of high quality hydrogen, eliminating the existing 40% transportation cost it currently pays. The plant will initially supply a reduced percentage of the client's hydrogen volume requirement, scaling to a more substantial supply over time.

      The construction of this plant is anticipated to be funded using local project financing and is expected to generate a quantity of by-product, which can be sold into the global market. Our hydrogen is planned to be sold to our strategic customer at a reduced rate to what they are currently paying and price subsidized by the sale of by-product produced.

      By-Products & Hydrogen

      Our by-products will be produced on-site, locally at customer sites and/or centrally at our facilities in Burlington, On. In the former case, the by-products will be processed and purity tested on-site prior to packaging and shipping. In the latter scenario, our facility will produce hydrogen which can be compressed for later sale, or used immediately, depending on the application required. The by-product in this case can be produced, processed and delivered directly from our own facility.

      Power Units

      Smaller versions of our HPU can be used in conjunction with a variety of power applications. Fuel cells and hydrogen-converted internal combustion engines can be fueled by our on-demand hydrogen generator. Prospective large and reputable small-engine and fuel cell manufacturers would be approached on a licensing basis, to jointly build on-demand hydrogen power systems. Other systems integrators could be licensed to use our HPU in a wide variety of alternative power markets. The sale of these units in either case would be achieved through the strategic partner's existing distribution network under a licensing agreement.

Government Regulation

      While it is common for the government to set the standards of alternative energy processes, hydrogen has not come under strict standards as yet. The only regulations that currently apply are for the storage of hydrogen gas, which our process does not require. However, we believe that the flow, pressure build up, and the fittings used in our applications, whether they are direct ignition or fuel cell application, will eventually come under regulation.

Employees

      We currently have 9 full time staff members. We have also outsourced certain functions to 5 main consultants who do not work exclusively for us. The consultants were hired for: business development, sales and marketing, technical, product development, acquisitions, merger negotiations, investor relations, R&D and communication management. Management anticipates that there will be a need to hire other consultants during the next twelve months as our operations progress.

                                  RISK FACTORS

      You should consider the following risks in addition to the other information in this annual report before investing in our common stock. An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors, other information included in this annual report and information in our other periodic reports filed with the SEC. If any of the following risks actually occur, our business, financial condition or results of operations could be materially and adversely affected.

Risks Related to Our Business

      We have a history of operating losses and cannot guarantee we will generate revenue in the future. Any failure on our part to achieve revenue-producing status may cause us to cease operations.

      We are a development stage company and have lost money since our formation. For the year ending December 31, 2005 we lost $4,017,037 and for the year ended December 31, 2004 we lost $7,311,800. Our accumulated deficit was $(26,467,116) at December 31, 2005. Future losses will occur until we reach revenue-producing status. No assurances can be given that we will be successful in generating revenue.

      We may need to raise additional capital or debt funding to continue as a going concern or we will need to cease operations.

      Unless we can get beyond the development stage with the existing sources of funds that we have available, we will require additional capital to sustain operations and remain a going concern. Additionally, we may need access to additional capital or additional debt financing to develop our products. To the extent we have a working capital deficit and cannot offset the deficit from sales, we may have to raise capital to repay the deficit and provide more working capital to attain revenues. We cannot assure you that financing will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce the pace of business operations. This could be materially harmful to our business and cause us to cease operations.

      The loss of service of key management could have a negative impact on our performance, and may require us to cease operations.

      Our success largely depends on the efforts and abilities of key executives, including Blaine Froats, our chairman of the board and chief executive officer. We do not have an employment agreement with Mr. Froats and do not maintain key man life insurance on him. The loss of the services of Mr. Froats could materially harm our business because of the cost and time necessary to locate and train a replacement, or possibly cause us to cease operations.

      We may not be able to effectively protect our intellectual property rights, which form the foundation of our business.

      We regard certain aspects of our products, processes, services, and technology as proprietary. We have taken steps to protect them by filing patent applications, placing restrictions on disclosure, and other methods. Despite these precautions, however, we cannot be certain that third parties will not infringe or misappropriate our proprietary rights or that third parties will not independently develop similar products, services, and technology.

      As such, we may have to resort to litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the proprietary rights of others, or defend ourselves from claims of infringement, invalidity, or unenforceability. Litigation may be expensive and divert resources even if we are successful. This could adversely affect our overall financial condition, or operational status.

      Other parties may assert that our technology infringes on their intellectual property rights, which could divert management time and resources, possibly force us to redesign our technology, or cease operations.

      Technology-based industries, such as ours, are characterized by an increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, and other intellectual property rights to technologies that are important to us. We cannot assure you that third parties will not assert infringement claims against us for any patents granted to us in the future, that assertions by such parties will not result in costly litigation, or that they will not prevail in any such litigation. In addition, we cannot assure you that we will be able to license any valid and infringed patents from third parties on commercially reasonable terms or, alternatively, be able to redesign products on a cost-effective basis to avoid infringement. Since our technology forms the backbone of our business, any infringement claim or other litigation against or by us could require us to cease operations.

      Our products use inherently dangerous, flammable fuels, which could subject us to product liability claims.

      Our business exposes us to potential product liability claims that are inherent in hydrogen and products that use hydrogen. Hydrogen is a flammable gas and therefore a potentially dangerous product. Any accidents involving our products or other hydrogen-based products could materially impede market acceptance and demand for our hydrogen generator or other products. We have not negotiated a products liability policy at this time and also cannot predict whether we would be able to obtain insurance coverage on acceptable terms. In addition, we may be held responsible for damages beyond the scope of insurance coverage, which could severely impact our available resources or cause us to cease operations.

      We may not be able to provide competitive pricing in the world-wide hydrogen market, making it difficult to sustain operations.

      The world-wide hydrogen market is very competitive, with a low profit margin per unit. While we will attempt to control our costs through strategic placement of our production facilities and the sale of a marketable by-product, we cannot guarantee these measures will be enough to allow us to enter into or gain necessary market-share. If we are unable to provide hydrogen at competitive prices, it could have a material adverse effect on us and our operations.

Risks Associated with an Investment in Our Securities

      We have not paid and do not intend to pay dividends.

      We have not paid any dividends on our common stock, and we do not intend to pay cash dividends in the foreseeable future.

      Our common stock may be affected by limited trading volume and may fluctuate significantly.

      There has been a limited public market for our common stock. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods or possible at all. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

      The anticipation of significant sales of our common stock by the selling shareholders could result in short selling by third parties, which could cause our stock prices to decline.

      As stockholders convert notes or exercise warrants and sell material amounts of our common stock, there is the possibility that this could cause downward pressure on the market price, which could further encourage short sales by selling stockholders or others. While we are unaware of any short-selling to date, if there is not a corresponding demand when these stocks are sold, then our stock price will likely decline.

      Our common stock is subject to the SEC's "penny stock" rules which may make it more difficult to sell.

      The Securities and Exchange Commission rules require brokers to provide information to purchasers of securities traded at less than $5.00 per share and not traded on a national securities exchange or quoted on the Nasdaq Stock Market. These disclosure requirements may have the effect of reducing trading activity in our common stock and making it more difficult for investors to sell. The rules require a broker to deliver a risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker must also give bid and offer quotations and broker and salesperson compensation information to the customer orally or in writing before or with the confirmation. The SEC rules also require a broker to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction before completion of the transaction.

      Investors must contact a broker-dealer to trade OTC Bulletin Board securities. As a result, you may not be able to buy or sell our securities at the times that you may wish.

      Even though our securities are quoted on the OTC Bulletin Board, the OTC Bulletin Board may not permit our investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the OTC Bulletin Board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders - an order to buy or sell a specific number of shares at the current market price - it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

Item 2. Description of Property

      Our administrative offices are located at 3325 North Service Road, unit 105, Burlington, Ontario, Canada L7N 3G2 Phone: (905) 332-3110 Fax: (905) 332-2068 www.cleanwatts.com. We occupy 3,000 square feet at a rental rate of $1,876.76 USD per month ($2202 CAD per month). Our lease is renewed on a bi-annual basis with the current period ending April 30, 2007.

      In 2004 we opened a facility near Oak Ridge, Tennessee. Our hydrogen production process was further refined at this facility. Management has determined that further study of the process need not take place at the facility and we have closed it. In July 2005, we subleased the facility. The sublease expired March 31, 2006 at which point the original lease obligation also expired.

Item 3. Legal Proceedings

      On October 22, 2004, we sued Russell Rothman in the Ontario Superior Court of Justice (Case No. 04-CV-277760CM2). We are seeking the rescission of agreements between us and Rothman, return of shares paid to him, and return of money paid. We had entered into an agreement with Rothman for the purchase of certain technology related to the production of hydrogen gas, for which he represented he owned all right and title. Rothman has counterclaimed against us for breach of contract in the amount of $2 billion and is asking for punitive damages in the amount of $10 million. On December 9, 2005, the court ordered that Rothman's pleadings be struck and that he issue new pleadings by January 9, 2006 and appears in court on February 9, 2006. Rothman was ordered to pay us the sum of $1,800. We believed that the counterclaim was and is completely without merit.

      In 2002, the SEC brought suit against COI Solutions Inc., our predecessor company, and one of its former CEOs, Robert Wilder in the United States District Court for the Southern District of Florida. Subsequent to our acquisition of the assets of Alternate Energy Corporation in 2003 and complete management change, the SEC agreed to settle the litigation. We neither admitted nor denied the allegations of the SEC's complaint as part of the settlement. The settlement was entered by the District Court and included an injunction enjoining the company, its officers, or directors from violating securities laws in the future.

      On February 17, 2005, the Court entered judgments of permanent injunction and other relief against defendants COI Solutions, Inc. and Mel Levine, a COI fundraiser, from violating Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. In addition to injunctive relief, the judgment against Levin provides for the imposition of a civil penalty.

      On March 30, 2005, the United States District Court for the Southern District of Florida entered a default judgment of permanent injunction against Robert Wilder. The Court found that Wilder violated Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5, thereunder. In addition to injunctive relief, the judgment provided for the imposition of a civil penalty to be paid by Mr. Wilder, which was set in the amount of $110,000 on June 30, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to the shareholders during the fourth quarter of 2005.

                                     PART II

Item 5. Market For AEC's Common Equity and Related Stockholder Matters

      Our shares currently trade on the electronic Over-the-Counter Bulletin Board under the symbol "ARGY." Listed below are the highest and lowest bid prices for our common stock for each calendar quarter for 2005 and 2004 as reported on the OTCBB, and represents inter-dealer quotations, without retail markup, markdown, or commission and may not be reflective of actual transactions.


Fiscal Quarter                             High         Low
--------------                             ----         ---

2005 Fourth Quarter                       $0.25        $0.09
2005 Third Quarter                        $0.34        $0.20
2005 Second Quarter                       $0.37        $0.23
2005 First Quarter                        $0.43        $0.295


2004 Fourth Quarter                       $0.60        $0.31
2004 Third Quarter                        $0.505       $0.31
2004 Second Quarter                       $0.69        $0.43
2004 First Quarter                        $1.07        $0.565

      At December 31, 2005, there were 108,422,498 shares of our common stock issued and outstanding. There were approximately 160 holders of record, including common shares held by brokerage clearing houses, depositories, or otherwise in unregistered form.

Dividends

      We have not declared or paid cash dividends on our common stock since inception and do not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, our operations, capital requirements, and overall financial condition.

Changes in Securities

      On March 2, 2005, we entered into a private placement with certain institutional accredited investors whereby these investors agreed to purchase up to $1,500,000 in convertible notes, with Class A Warrants to purchase a number of shares equal to the number of shares to which the Notes are convertible, at a price of $0.40 per share expiring in 3 years, Class B Warrants to purchase up to three times the amount of notes purchased at the initial closing at an exercise price equal to 70% of the volume weighted average price for the five days preceding the closing ($0.2875 per share) exercisable until 90 days after a resale registration statement is declared effective, and Class C Warrants to purchase 400,000 shares at $0.40 per share and 600,000 shares at $1.00 per share, exercisable for 3 years from the date of the closing. The notes were initially convertible into shares of our common stock at 70% of the average closing bid price for the 5 days preceding the notice to convert with an initial ceiling of $0.35 per share and floor of $0.15 per share. Under the terms of the notes, the floor is no longer effective. The note carries an interest rate of 6%, payable quarterly in arrears in either cash or our stock, at our discretion.

      We received $500,000 in proceeds from these investors as of December 31, 2005, and have issued warrants to purchase a total of 8,054,674 shares of common stock. Of this total there were 2,563,668 class A warrants, 5,291,005 class B warrants and 200,000 class C warrants issued.

      With respect to the sale of unregistered securities, all transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and Regulation D promulgated thereunder. In each instance, the purchaser had sufficient information so as to make an informed investment decision and otherwise had the requisite sophistication to make an investment decision in our securities.

                            DESCRIPTION OF SECURITIES

General

      Our authorized capital consists of 250 million shares of common stock, par value $0.001 per share. At April 24, 2006, there were 121,128,980 outstanding shares of common stock. Set forth below is a summary description of certain provisions relating to our capital stock contained in our Articles of Incorporation and By-Laws and under Nevada law. The summary is qualified in its entirety by reference to our Articles of Incorporation and By-Laws and Nevada law.

Common Stock

      Each outstanding share of common stock has one vote on all matters requiring a vote of the stockholders. There is no right to cumulative voting; thus, the holder of fifty percent or more of the shares outstanding can, if they choose to do so, elect all of the directors. In the event of a voluntary or involuntary liquidation, all stockholders are entitled to a pro rata distribution after payment of liabilities and after provision has been made for each class of stock, if any, having preference over the common stock. The holders of the common stock have no preemptive rights with respect to future offerings of shares of common stock. Holders of common stock are entitled to dividends if, as and when declared by the Board out of the funds legally available therefore. It is our present intention to retain earnings, if any, for use in its business.

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

      We also have issued warrants to various consultants. HPC Capital Management was issued warrants to purchase 165,000 shares of common stock at $0.85 per share as part of the January 2004 financing transaction. Alpine Capital was issued warrants to purchase a total of 286,000 shares of common stock. Of this total, warrants to purchase 106,000 shares of common stock at $1.20 per share were issued as part of the December 2003 financing transaction and warrants to purchase 180,000 shares of common stock at $0.85 per share as part of the January 2004 financing transaction. Taurus Global, LLC has been issued warrants to purchase a total of 2,189,030 shares of common stock. Of this total, warrants to purchase 1,973,030 shares of common stock have an exercise price of $1.67 per share, warrants to purchase 144,000 have an exercise price of $0.50 per share, and warrants to purchase 72,000 shares of common stock have an exercise price of $0.85 per share.

      We also issued warrants to Westor Online Inc. as part of the March 2005 financing transaction. We issued warrants to purchase a total of 800,000 shares of common stock. Of these 400,000 warrants have an exercise price of $0.40 and a term of three years and 400,000 warrants have an exercise price of $1.00 and a term of three years.

      On June 22, 2005, we issued warrants to a consultant, Osprey Partners, to purchase a total of 1,000,000 shares of common stock with an exercise price is $0.30 per share. The warrants have a five year term.

      During the fiscal year ending December 31, 2005 there were 9,054,676 warrants were issued and the total warrants outstanding at were 14,998,262 compared to 6,232,192 and 818,606 as of December 31, 2004 and 2003, respectfully. The expiration date of the warrants is between December 2006 and June 2010 and the strike price ranges from $0.28 to $1.67.

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operations

      The following discussion and analysis should be read in conjunction with the financial statements, and the notes thereto included herein. The information contained below includes statements of AEC's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this annual report under the caption "Forward Looking Statements".

Overview

      Alternate Energy Corp. is an energy company committed to delivering innovative, practical, and environmentally responsible fuel and power solutions to consumer, commercial, and government markets. Our main technology is focused on the production of on-demand hydrogen. The hydrogen production system leverages a patent pending chemical process that yields fuel-cell quality hydrogen from fresh or salt water, with no known harmful by-products. Since our hydrogen-maker requires little space, we believe it can be designed to directly supply almost any application on an as-needed basis, eliminating the need to store hydrogen in a compressed state.

      Recently, we have been focused on possible relationships with makers of hydrogenated products as well as oil refineries, both of which could benefit substantially from on-site hydrogen production. In addition, as a result of the patent pending modifications we have made in our hydrogen production process, two potentially valuable by-products with applications in the healthcare and natural food markets are produced.

Critical Accounting Policies, Estimates and New Accounting Pronouncements

      Management's discussion and analysis of our financial condition and plan of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed below:

      Going Concern

      These financial statements have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced losses in the period and there is negative working capital. Our ability to realize our assets and discharge our liabilities in the normal course of business is dependent upon continued support. We are currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue operations. However, there can be no assurance that we will obtain sufficient additional funds from these sources.

      These conditions cause substantial doubt about our ability to continue as a going concern. A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis.

      Accounting Principles

      Our accounting and reporting policies conform to generally accepted accounting principles and industry practice in the United States. The financial statements are prepared in United States dollars.

      Fair Value of Financial Instruments

      Our estimate of the fair value of cash, marketable securities, accounts payable and accrued liabilities, warrant liability, convertible note and due to directors and officers approximates the carrying value.

      Deferred Consulting Costs

      Shares have been issued to service providers and consultants over the term of contracts ranging from six months to one year. Shares have been issued at the fair market value price at date of contract signing and the expense will be amortized over the term of the contract.

      All deferred assets are recorded at fair market value at the time of share issuance and are systematically reduced based on the terms of each agreement. Each party providing services had either positive working references or had previously provided services to the company and had performed their duties as per their contractual terms. The following is a chart of the current deferred consulting as of the period ending December 31, 2005, with accompanying notes:

      NAME                    DESCRIPTION                   # OF SHARES
      ----                    -----------                   -----------
Corbee Dutchburn (1)       up to Aug 31, 2006                   100,300

Lyle Goodis (1)            up to Aug 31, 2006                   113,600

Rick Jabra (2)             16 May 2005 to 16 May 2006            36,986

Jason Froats (3)           July 18,2005 to July 18, 2006         72,000
------------------------

(1) Corbee Dutchburn and Lyle Goodis are partners in a company called Velocity Solutions Inc. They were hired to work in areas involving the management, marketing, product development and operations of the corporation.

(2) Rick Jabra was hired for services including miscellaneous corporate planning, acquisitions and merger negotiations.

(3) Jason Froats, the son of Blaine Froats, and was hired to be the investor relations representative, as well as for communication management.

      Marketable Securities

      Marketable securities are classified as current, are available for sale and are stated at fair market value. The net excess of fair market value over cost is included in Accumulated Other Comprehensive Income (Loss) on the Balance Sheet.

      Impairment of Intangible Assets with Indefinite Lives

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which was adopted in its entirety on May 22, 2003, we evaluate the carrying value of other intangible assets annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether or not the asset is impaired, we compare the fair value of the reporting unit to which the asset is assigned to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit to its carrying amount. The initial evaluation of our patents and technology, completed as of October 1, 2003 in accordance with SFAS No. 142 resulted in no provision for impairment losses being recorded. Additionally, we performed our periodic review of intangible assets for impairment as of December 31, 2005 and identified asset impairment as a result of the review of approximately $1,906,000.

      We are currently in litigation with Russell Rothman in the Ontario Superior Court of Justice (Case No. 04-CV-277760CM2) and are seeking the rescission of agreements between us and Rothman, return of shares paid to him, and return of money paid. We had entered into an agreement with Rothman for the purchase of certain technology related to the production of hydrogen gas. Rothman represented to us that he had all right, title and interest in the technology and had the ability to sell the technology. We alleged in our lawsuit that Rothman had in fact sold the technology to other companies, and on more than one occasion, prior to entering into the agreement with us. We do not rely on the Rothman technology for the production of hydrogen as we have developed our own proprietary processes for producing hydrogen.

         The changes in the carrying amount of patents and technology for the two years ended December 31, 2005 are as follows:

================================================================================

Balance, December 31, 2003                                            1,969,236
--------------------------------------------------------------------------------
Patents and technology acquired during 2004                             218,000
--------------------------------------------------------------------------------
Patents and technology disposed of during the 2004 year (note 10)       (62,863)
                                                                    -----------
--------------------------------------------------------------------------------
Balance, December 31, 2004                                          $ 2,124,373
                                                                    -----------
--------------------------------------------------------------------------------
Patents and Technology adjustment for impairment during the year     (1,906,373)
                                                                    -----------
--------------------------------------------------------------------------------
Balance, December 31, 2005                                              218,000
                                                                    -----------
================================================================================

      Income Taxes

      We account for our income taxes under the liability method specified by SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the effective tax rates which will be in effect when these differences reverse.

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

      Comprehensive Income

      We have adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of shareholder's equity and in the balance sheet as a component of shareholder's equity

      Stock Option Plans

      On May 22, 2003, we adopted a stock option plan that is accounted for based on SFAS No. 123 and related interpretations. The plan allows for the grant of options to persons employed or associated with us, including without limitation, any employee, director, general partner, officer, attorney, accountant, consultant or advisor up to an aggregate of 5,000,000 shares of common stock. The options have a term of expiration to be set by the Compensation Committee of the Board of Directors but will not exceed ten years after the grant date and the options vest immediately. The exercise price for each option is chosen at the discretion of the Compensation Committee. On February 24, 2005, we increased the number of shares to be issued under the plan to 15,000,000.

Year Ended December 31, 2005 Compared To December 31, 2004

Revenues

      For the fiscal years ended December 31, 2005 and December 31, 2004, we had no revenues. We are now exploring a dual phase business strategy that may allow for the realization of revenue opportunities sooner as we continue development of our hydrogen production systems as well as our sales and marketing strategies.

Expenses

      We had total expenses of $4,017,037 and $7,311,800 in the fiscal years ended December 31, 2005 and December 31, 2004, respectively. Our expenses for the fiscal year ended December 31, 2005 consisted of $526,286in administrative expenses, $1,218,022 in consulting fees, $576,587 in professional fees, $108,372 for research/development, $509,328 in financing expenses, $1,906,373 for impairment of intangible assets, $79,981 in amortization and $(907,912) pertaining to the unrealized gain on the adjustment on derivative / warrant liability to fair value of underlying securities. Our expenses had decreased in fiscal year ended December 31, 2005 compared to fiscal year ended December 31, 2004. The decrease is mainly attributed to the utilization of core consultants relative to the focus on research and development pertaining to our hydrogen production system, demonstration units and marketing and operation strategy. There were also shares issued to select consultants reducing the total fees due.

      There was an increase of $97,612 in administrative expenses for the fiscal year ended December 31, 2005 compared to the fiscal year ended December 31, 2004. This increase over the 2004 expenses relates to the overall increase in administrative activity of the company to achieve its set goals. These expenses were spread out over a multitude of areas with IT service, travel, and insurance contributing to the larger portion of the increase.

      There was a decrease in consulting fee expenses of $5,213,330. The decrease is mainly attributed to the utilization of core consultants relative to the focus on research and development pertaining to our hydrogen production system, demonstration units and marketing and operation strategy. There were also shares issued to select consultants to the company reducing the total fees due.

      Professional fees increased by $197,220 over the 2004 period and are attributed to an increase in legal activity towards patenting and patenting development. Costs were also incurred for other general associated legal expenses including the reclamation of bad debt.

      There was an increase in R&D expenses of $77,805 as we continue on our course of action with testing and development of its hydrogen production systems as well as valuable byproducts.

      Expenses were accrued with relation to our financing in the fiscal year ended December 31, 2005 as we entered into a private placement with certain accredited investors as disclosed in our attached audit report.

      Over the next 12 months, we anticipate that our expenses will not increase over our expenses in fiscal year 2005 until financing is obtained, at this point the expenses will only increase in proportion with the amount of funds received. AEC will continue as planned in the goals set for the continued development, sales and marketing of its hydrogen production system and sale of by-products.

Net Loss

      We had a net loss of $4,017,037 for the fiscal year ended December 31, 2005, compared with a net loss of $7,311,800 for the fiscal year ended December 31, 2004. The decrease of $3,294,763 in the net loss for the 2005 fiscal year compared to the 2004 fiscal year relates mainly to the decrease in consulting and unrealized gain on the adjustment on derivative / warrant liability to fair value of underlying securities. Management believes that, for the fiscal year ending December 31, 2006, AEC will only be able to reduce its net loss if it can create and sustain significant revenues from its hydrogen production system.

Liquidity and Capital Resources

      Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $4,017,037 and $7,311,800 for the years ended December 31, 2005 and December 31, 2004, respectively, and have an accumulated deficit of $26,467,116 at December 31, 2005. AEC had $135,881 in cash on hand as of December 31, 2005. Management may obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon AEC ultimately obtaining profitable operations. However, no assurances can be given that we will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

      Management believes that the net proceeds from the convertible note together with cash generated from private placements may not be sufficient to meet the cash requirements for the year ending December 31, 2006. Due to no cash generated from operations, AEC currently does not internally generated cash sufficient to pay all of its incurred expenses and other liabilities. As a result, we are dependent on investor capital and loans to meet its expenses and obligations. Although investor funds have allowed us to meet our obligations in the recent past, there can be no assurances that AEC's present methods of generating cash flow will be sufficient to meet future obligations. Historically, AEC has, from time to time, been able to raise additional capital, but there can be no assurances that AEC will be able to raise additional capital in this manner.

      Net cash used in operating activities was $965,691 for the twelve month period ended December 31, 2005, compared with $2,210,336 for the twelve month period ended December 31, 2004. The Net Cash used for the 2005 period resulted mainly from consulting fees for the ongoing movement towards the development, marketing and operations of the company.

      Net cash obtained from financing activities was $616,074 for the twelve month period ended December 31, 2005, compared with $2,920,019 for the twelve month period ended December 31, 2004. In the 2005 period we received $500,000 from accredited investors as well as advances from a director.

      Net cash used in investing activities for the fiscal year ended December 31, 2005 was $67,245. The investing activities during the fiscal year ended December 31, 2005 was $67,943 for the purchase of equipment and $135,188 from the sales of marketable securities.

      On March 2, 2005, the company entered into a private placement agreement with certain accredited investors whereby these investors will purchase up to $1,500,000 in convertible notes, with Class A Warrants, Class B Warrants and Class C Warrants as described above.

      We have received $500,000 in proceeds from the investors as of December 31, 2005 and have issued warrants to purchase a total of 8,054,674 shares of common stock. Of this total there were 2,563,668 class A warrants, 5,291,005 class B warrants and 200,000 class C warrants.

      In January 2004, we entered into a private placement with institutional and accredited investors to which AEC sold a total of 5,500,000 shares of common stock at a price of $0.50 per share and warrants to purchase a total of 2,750,000 shares of common stock at an exercise price of $0.85 per share. The warrants have a three year term. We received gross proceeds of $2,750,000 from this transaction.

      In November 2004, we cancelled 30,000,000 shares that were returned to us by AEC1 as part of an agreement that we divest certain non-core technology. Under the terms of the agreement to return certain patents and technology to its' original owner, the Company transferred these patents and technology to it's' parent company. In consideration for this transfer of the patents and technology, the Company received 30 million of its' own shares from the parent company which were subsequently cancelled.

      Though these technologies possessed market potential, our final analysis concluded that their development required an extremely high outlay of capital and would produce only marginal profitability. Management therefore decided to divest and focus squarely on its hydrogen production units. On November 1, 2004 AEC through its Toronto lawyer agreed to release the previous in order to facilitate and reacquire 30 million shares of Alternate Energy Corp. from AEC 1.

      We held 1,000,000 shares of Astris Energi Inc. (ASRNF) as of December 31, 2004. These shares were purchased for the sum of $300,000 USD at the value of $0.30USD/Share and adjusted as per market value for that period. The ownership interest was 2.65%.

      We sold 910,000 shares of the securities at intervals between September 1st, 2005 and December 31, 2005 incurring a loss. As of December 31, 2005 we owned 90,000 shares of Astris Energi Inc. (ASRNF) giving us an ownership interest of 0.23%. Market value of the marketable securities had been determined by the closing price of said securities at the period ending December 31, 2005 and adjusted accordingly.

      While AEC believes that it will have sufficient cash to meet its short-term capital requirements, there are no assurances that it will be able to raise sufficient funds to meet long-term capital needs. AEC may also seek alternative sources of financing, including from more conventional sources such as bank loans and credit lines, although no assurances in this regard can be made. Further, the availability of any future financing may not be on terms that are satisfactory to AEC.

      From time to time, we may evaluate potential acquisitions involving complementary businesses, content, products or technologies. We have no present agreements or understanding with respect to any such acquisition. Our future capital requirements will depend on many factors, including growth of our business, the success of its operations, economic conditions and other factors including the results of future operations.

PLAN OF OPERATION

      Having developed a hydrogen producing system that has a resulting valuable and readily saleable by-product, we will now attempt to enter into an agreement with a producer of hydrogenated oils. We will attempt to secure a 5-year contract to supply them with hydrogen at a fixed price, which will likely save them considerable expense. We intend to design and build a plant, on their site, that will produce the amount of hydrogen required by the contract. We will retain all rights to the by-product.

      We will contract with an engineering firm to design the entire plant as well as provide a turn-key operation. We believe that the financing of the plant and equipment, together with the related capital requirements, can be found on a project financing basis. Therefore, we do not expect to have to provide this funding.

      It is estimated that it will take several months to negotiate and secure a contract from a hydrogenated oil company. Once this occurs, an engineering firm will be secured and the work of designing the equipment and building of the plant will commence. We feel that if will take the balance of this year for them to complete a turn-key plant. Revenues should commence in the following year.

      We will commence the development of the already partially developed by-product number two this year. This should take approximately two months to develop with the assistance of Experchem. Additionally, we will further attempt to find a suitable partner from either the oil or hydrogen gas industry during this period of time.

      We are on schedule with our product development timetable to take advantage of several opportunities with targeted organizations. Over the next 12 months, we will be showcasing our hydrogen production technology to a list of prospective commercial customers, potential licensees, select government and institutional contacts and other interested commercial parties. These groups have been pre-qualified as having a demonstrated need for clean, alternative fuel.

      We have and will also continue to refine our hydrogen production process. Due to the strict purity and volume requirements of a fuel cell, our technical team has worked and continues to work in conjunction with a number of recognized independent laboratories to ensure that outputs meet acceptable levels. As necessary, we are ready to engage the services of an engineering firm to begin the technical design work on a facility suitable to the requirements of our hydrogen producing process.

      In order to accomplish and continue with these steps, management estimates that we will require several million dollars towards the end of fiscal year ended 2006. As we do not have any current revenue, such funds will come from loans from officers and private placements of our common stock.

Item 7. Financial Statements

      The financial statements of AEC required by Regulation S-B are attached to this annual report and incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes in accountants or any disagreements with our accountants on accounting and financial disclosures.

Item 8a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation or from the end of the reporting period to the date of this Form 10-KSB.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) Of The Exchange Act

      As of March 28, 2006, the directors and executive officers, their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

Name                  Position                                          Age
----                  --------                                          ---

Blaine Froats         Chief Executive Officer and                        68
                      Chairman of the Board of Directors

Sean Froats           Director, Vice President of Operations             35

Jack Wasserman        Director and Treasurer                             57

      None of our directors or executive officers is currently a director of any company that files reports with the SEC, except as described below. None of our directors have been involved in any bankruptcy or criminal proceeding (excluding traffic and other minor offenses), nor has been enjoined from engaging in any business.

      Our directors are elected at the annual meeting of stockholders and hold office until their successors are duly elected and qualified. Officers are appointed by our Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

      Blaine Froats has been the Chairman of the Board of Directors and Chief Executive Officer of AEC, since May 2003. Mr. Froats was raised in London, Ontario where he attended South Collegiate Institute. He is currently the chief executive officer and chairman of Environmental Shelter, Inc., an Ontario company, Environmental Fuel Technology, Inc., an Ontario company, and Environmental Plastics Corporation, a Delaware corporation. In 1991, Mr. Froats founded Environmental Products Group, Inc. ("EPG"), an affiliated Delaware corporation, for which he co-invented a new plastic used in home moldings. Mr. Froats is currently the chairman of the board of directors of EPG. Mr. Blaine Froats is the father of Mr. Sean Froats, the Vice President of Operations and a director of AEC.

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

      Jack Wasserman has been a director and the treasurer since May 2003. Mr. Wasserman has been an auditor for over 25 years. He began his career in 1974 as an auditor with Arthur Andersen and Company. From 1991 to 2000, Mr. Wasserman worked on the development of several businesses into franchising opportunities, including GamePower Inc., a video game operations company (1992-1994), Visual Adventures Inc., a video arcade company (1994), World Tel Internet Inc., an Internet Service Provider (1994-1995), and Yesic Communications Inc., an Internet Service Provider (1995-2000). Mr. Wasserman is a director, the president and chief executive officer of Consolidated Gulfside Resources Limited, a Canadian public company listed on the Toronto Stock Exchange. From 2000 until joining us, Mr. Wasserman was retired. Mr. Wasserman received his Bachelor of Commerce degree from the University of Toronto, Toronto, Ontario in 1972.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 and the rules there under require our officers and directors, and persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.

      Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, AEC believes that, during the last fiscal year, none of its directors or executive officers satisfied their Section 16(a) filing requirements. Such persons are in the process, with the assistance of counsel, to file all required and missing reports.

Code of Ethics

      On March 12, 2004, the Board of Directors adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to this Form 10-KSB and is posted on our website (www.cleanwatts.com ).

Item 10. Executive Compensation

      The following table sets forth, for the fiscal year ended December 31, 2005, December 31, 2004, and December 31, 2003 certain information regarding the compensation earned by our Chief Executive Officer and each of our most highly compensated executive officers whose aggregate annual salary and bonus for fiscal 2005 exceeds $100,000, with respect to services rendered by such persons in the years indicated.

------------------------------------------------------------------------------------------------------------------------------------
SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
(a)                 (b)        (c)          (d)      (e)                (f)                (g)                 (h)        (i)
------------------- ---------- ------------ -------- ------------------ ------------------ ------------------- ---------- ----------
                                                                                             Securities
     Name and                                          Other Annual      Restricted Stock    Underlying          LTIP
Principal Position    Year       Salary      Bonus     Compensation-         Award(s)       Options/ SARs       Payouts      All
------------------- ---------- ------------ -------- ------------------ ------------------ ------------------- ---------- ----------

------------------- ---------- ------------ -------- ------------------ ------------------ ------------------- ---------- ----------
Blaine Froats       2005       144,000      -        -                  -                  -                   -          -
------------------- ---------- ------------ -------- ------------------ ------------------ ------------------- ---------- ----------
Chairman & CEO      2004       137,000      -        -                  -                  2,000,000           -          -
------------------- ---------- ------------ -------- ------------------ ------------------ ------------------- ---------- ----------
                    2003       -            -        -                  -                  2,000,000           -          -
------------------- ---------- ------------ -------- ------------------ ------------------ ------------------- ---------- ----------

------------------- ---------- ------------ -------- ------------------ ------------------ ------------------- ---------- ----------
Sean Froats         2005       120,000      -        -                  -                  -                   -          -
------------------- ---------- ------------ -------- ------------------ ------------------ ------------------- ---------- ----------

V.P. Operations     2004       119,000      -        -                  -                  2,000,000           -          -
------------------- ---------- ------------ -------- ------------------ ------------------ ------------------- ---------- ----------
                    2003       45,000       -        -                  -                  1,000,000           -          -
------------------- ---------- ------------ -------- ------------------ ------------------ ------------------- ---------- ----------


Option/SAR Grants

      On May 22, 2003, we adopted a stock option plan that is accounted for based on SFAS No. 123 and related interpretations. The plan allows for the grant of options to persons employed or associated with us, including without limitation, any employee, director, general partner, officer, attorney, accountant, consultant or advisor up to an aggregate of 5,000,000 shares of common stock. The options have a term of expiration to be set by the Compensation Committee of the Board of Directors but will not exceed ten years after the grant date and the options vest immediately. The exercise price for each option is chosen at the discretion of the Compensation Committee. On February 24, 2005, we increased the number of shares to be issued under the plan to 15,000,000.

      On July 7, 2003, we granted 4,100,000 options for services using the Black Scholes option pricing model and expensed the fair value of $1,107,000 in the year. These options expire July 7, 2006 and 100,000 were exercised in the year.

      On October 15, 2004, we granted 5,050,000 options for services using the Black Scholes option pricing model and expensed the fair value of $1,717,000 in the year. None of the options have been exercised.

      For the year ended December 31, 2004 there were 550,000 options exercised in the year and 200,135 options expired during the year.

      In 2005, we granted 200,000 options to consultants for services using the Black Scoles option pricing model and expensed the fair value of $42,000 in the year. There were 75,000 options exercised in the fiscal year ended December 31, 2005. The following table summarizes information regarding options outstanding at December 31, 2005.

================================================================================
Range of Exercise Prices        Number Outstanding            Remaining
                                                              Contractual Life
--------------------------------------------------------------------------------
$ 0.10                          3,430,000                     0.542 years
--------------------------------------------------------------------------------
$ 0.20                          250,000                       2.67 years
--------------------------------------------------------------------------------
$ 0.34                          5,050,000                     1.83 years
                                ---------
--------------------------------------------------------------------------------
                                8,680,000
                                ---------
================================================================================

      We apply the fair value based method of accounting prescribed by SFAS No. 123, (Accounting for Stock-Based Compensation) in accounting for our stock options granted to both employees and non-employees. As such, compensation expense is recorded on the date of the grant, which vests immediately based on the fair market value of the stock and is expensed in the period in which the option was granted.

      We use the Black Scholes option model as prescribed by SFAS 123. The following table illustrates the assumptions used for the model.

================================================================================
                                                2005      2004      2003
                                                ----      ----      ----
--------------------------------------------------------------------------------
Risk free interest rates                        4.39%     2%        2%
--------------------------------------------------------------------------------
Expected dividend yield                         0         0         0
--------------------------------------------------------------------------------
Expected life                                   3 years   3 years   3 years
--------------------------------------------------------------------------------
Expected volatility                             429%      64%       56%
--------------------------------------------------------------------------------
Weighted average grant date fair
  value of options granted                      $0.20     $0.34     $0.27
  during the period
--------------------------------------------------------------------------------
Weighted average remaining contractual
life of options outstanding                     1.65      2.31      2.5
================================================================================

      The following grants of stock options, whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs have been made to officers and/or directors:

                                          Number of
                       Number of          securities
                       securities         underlying         Exercise
                       underlying         options/SARS       or base      Number of
                       options/SARS       granted during     price        options       Expiration
Name                   granted            last 12 months     ($/SH)       exercised     date
--------------------------------------------------------------------------------------------------
Blaine Froats          1,750,000                               $0.10       250,000        7/7/2006
                       2,000,000                               $0.34             0      10/15/2007
--------------------------------------------------------------------------------------------------
Jack Wasserman           100,000                               $0.10             0        7/7/2006
                         100,000                               $0.34             0      10/15/2007
--------------------------------------------------------------------------------------------------
Sean Froats              750,000                               $0.10       250,000        7/7/2006
                       2,000,000                               $0.34             0      10/15/2007
--------------------------------------------------------------------------------------------------

Compensation of Directors

      We have not compensated any director for his services as a director during 2005 except as set forth above.

Employment Agreements

      None of our officers has a current employment agreement. There are outstanding fees owed totaling $86,000 for the fiscal year ending December 31, 2005. Blaine Froats, Chairman & CEO is owed $36,000 in fees and Sean Froats, V.P. Operation & Secretary is owed $50,000 in outstanding fees. These fees are part of their 2005 salary and have been not been paid, condition on the payments are dependant on the improvement of cash flows of the company. There are no other outstanding fees or expenses due directors or officers effective December 31, 2005.

      We previously entered into agreements with Velocity Product Solutions, Inc. relating to the services of Corbee Dutchburn and Lyle Goodis on September 25, 2003, October 30, 2003 and December 5, 2003. As a result of the October 30, 2003 agreement, Mr. Dutchburn served as our president and chief operating officer and Mr. Goodis served as our executive vice president. Pursuant to the September 25, 2003 agreement, Velocity received 200,000 shares of our common stock. Pursuant to the October 30, 2003 agreement, Mr. Dutchburn and Mr. Goodis were each issued 225,000 shares of common stock valued at $1.48/share. Pursuant to the December 5, 2003 agreement, the services were to be provided for a three
(3) month period for a monthly fee of $22,225 per month beginning January 1, 2004. This agreement is renewable on three (3) month intervals. Mr. Goodis and Mr. Dutchburn resigned their positions as officers in June 2004, but remain as consultants on a project by project basis.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information as to the record ownership of our common stock by our (i) directors and executive officers, (ii) all of the officers and directors as a group and (iii) each person who owns more than 5% or more of our common stock. The persons named in this table possess the sole voting and investment power with respect to the shares of common stock shown unless otherwise indicated.

----------------------------------------------------------------------------------------------
Name of owner          Address of owner                   Shares owned          % of class (1)
-------------          ----------------                   ------------          ----------
----------------------------------------------------------------------------------------------
AEC 1, Inc             3325 North Service Rd, Suite       74,870,715 (2)        69.05%
                       105, Burlington, On, L7N 3G2
----------------------------------------------------------------------------------------------
Blaine Froats          3325 North Service Rd, Suite       78,620,715 (3)        72.51%
                       105, Burlington, On, L7N 3G2
----------------------------------------------------------------------------------------------
Sean Froats            3325 North Service Rd, Suite       77,620715 (4)         71.59%
                       105, Burlington, On, L7N 3G2
----------------------------------------------------------------------------------------------
Jack Wasserman         3325 North Service Rd, Suite       200,000 (5)           0.18%
                       105, Burlington, On, L7N 3G2
----------------------------------------------------------------------------------------------
All Executive          3325 North Service Rd, Suite       81,570,715            75.23%
Officer and            105, Burlington, On, L7N 3G2
Directors as a group
(3 persons)
----------------------------------------------------------------------------------------------

(1) Applicable percentage of ownership is based on 108,422,498 shares of common stock outstanding as of December 31, 2005, for each stockholder.

(2) Blaine Froats together with his wife, Marilyn, and son, Sean, own a majority of the outstanding shares of AEC1, Inc. and control the voting power over AEC1, Inc.'s shares of Alternate Energy Corp.

(3) Includes 74,870,715 shares which are held by AEC1, Inc. Mr. Froats owns immediately exercisable options to purchase 1,750,000 shares of our common stock at $0.10 per share and 2,000,000 shares of our common stock at $0.34 per share.

(4) Includes 74,870,715 shares which are held by AEC1, Inc. Sean Froats is the son of Blaine Froats and Marilyn Froats. He owns immediately exercisable options to purchase 750,000 shares of our common stock at $0.10 per share and 2,000,000 shares at $0.34 per share.

(5) Includes immediately exercisable options to purchase 100,000 shares our common stock at $0.10 per share and 100,000 shares at $0.34 per share.

(6) Includes 6,700,000 in aggregate immediately exercisable options among Blaine Froats, Sean Froats and Jack Wasserman.

Item 12. Certain Relationships and Related Transactions

      As of December 31, 2005, we were indebted $416,455 (2004 - $350,381) to
Blaine Froats, pursuant to a non-interest bearing demand note. The agreement was put in writing and executed on January 1, 2006. The loan total does not represent a one-time lump sum but rather a series of transactions between 2003 and the present.

      We are indebted to Sean Froats, a director and the son of Blaine Froats, $50,000 (2004 - $Nil) for services from the period of September 2005 to December 31, 2005.

      During the period, an amount totaling $172,515 was paid as consulting expenses to family members who are not directors (2004 - $99,241).

      On May 22, 2003, we issued 104,870,715 shares of our common stock to AEC1, Inc. in exchange for technology, products, and licenses. In November 2004, we cancelled 30,000,000 shares that were returned to us by AEC1 as part of an agreement to divest ourselves of certain non-core technology. Under the terms of an agreement to return certain patents and technology to its original owner, we transferred these patents and technology to our parent company AEC1 in exchange for the 30 million shares which were then cancelled, and agreed to release Frank Hooper and Michael Stenyk of certain obligations in order to facilitate and reacquire the 30 million shares from AEC1.

Item 13. Exhibits, Financial Statements and Reports on Form 8-K

      (a) Documents Filed As Part Of This Report:

      See Index to Consolidated Financial Statements attached, which are filed as part of this report.

      (b) Reports on Form 8-K:

      A report on Form 8-K was filed on March 15, 2005 as well as a report 8-K/A on September 16, 2005.

      (c) Exhibits:

==============================================================================================================
                     Description                                  Location

Exhibit No.
==============================================================================================================
3.1     Initial Articles of Incorporation, as filed August 1,     Incorporated by reference to Exhibit 3.1 to
        1997                                                      Form 10-SB12G filed with the SEC on November
                                                                  10, 1999

3.2     Bylaws                                                    Incorporated by reference to Exhibit 3.2 to
                                                                  Form 10-SB12G filed with the SEC on November
                                                                  10, 1999

3.3     Articles of Amendment to the Articles of Incorporation,   Incorporated by reference to Exhibit 3.3 to
        as filed on August 23, 1997                               Form 10-SB12G filed with the SEC on November
                                                                  10, 1999

3.4     Articles of Amendment to the Articles of Incorporation,   Incorporated by reference to Exhibit 3.4 to
        as filed on November 20, 1998                             Form 10-SB12G filed with the SEC on November
                                                                  10, 1999

3.5     Articles of Amendment to the Articles of Amendment, as    Incorporated by reference to Exhibit 3.5 to
        filed on May 16, 2003                                     Form 10-KSB filed March 16, 2004

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

10.4    Securities Purchase Agreement                             Incorporated by reference to Exhibit 10.4 to
                                                                  Form 10-KSB filed March 16, 2004

10.5    Form of Warrant                                           Incorporated by reference to Exhibit 10.5 to
                                                                  Form 10-KSB filed March 16, 2004

10.6    Addendum to Securities Purchase Agreement                 Incorporated by reference to Exhibit 10.6 to
                                                                  Form 10-KSB filed March 16, 2004

10.7    Addendum to Registration Rights Agreement                 Incorporated by reference to Exhibit 10.7 to
                                                                  Form 10-KSB filed March 16, 2004

10.8    Letter of Engagement between the Company and Velocity     Incorporated by reference to Exhibit 10.8 to
        Product Solutions, Inc. dated September 25, 2003          Form 10-KSB filed March 16, 2004

10.9    Letter of Engagement between the Company and Velocity     Incorporated by reference to Exhibit 10.9 to
        Product Solutions, Inc. dated October 30, 2003            Form 10-KSB filed March 16, 2004

10.10   Letter of Engagement between the Company and Velocity     Incorporated by reference to Exhibit 10.10 to
        Product Solutions, Inc. dated December 5, 2003            Form 10-KSB filed March 16, 2004

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

14      Code of Ethics                                            Incorporated by reference to Exhibit 14 to
                                                                  Form 10-KSB filed March 16, 2004

23*     Consent of Independent Public Accountants

31*     Rule 13a-14(a) / 15d-14(a) certifications                 Incorporated by reference to Exhibit 31 to
                                                                  Form 10-KSB filed April 26, 2006

32*     Section 1350 certifications                               Incorporated by reference to Exhibit 32 to
                                                                  Form 10-KSB filed April 26, 2006

99.5    1999 Non-Qualified Stock Option Plan                      Incorporated by reference to Exhibit 3.1 to
                                                                  Form 10-SB12G filed with the SEC on November
                                                                  10, 1999

99.6    1999 Qualified Stock Option Plan                          Incorporated by reference to Exhibit 3.1 to
                                                                  Form 10-SB12G filed with the SEC on November
                                                                  10, 1999

99.7    2003 Stock Benefit Plan                                   Incorporated by reference to Exhibit to Form
                                                                  S-8 filed with the SEC on July 23, 2003

----------------------------
* Filed herewith

      Item 14. Principal Accountant Fees and Services

      The Company has paid Danziger & Hochman audit and audit related fees of $35,738 in 2005 for quarterly statement review and audit. The Company had paid $19,206.50 in the 2004 period.

      (3) Tax Fees. The Company has not paid any fees for tax services to Danziger & Hochman.

      (4) All Other Fees. The Company has not paid any fees for any other services to Danziger & Hochman.

      (5) Audit Committee pre-approval policies and procedures. The entire Board of Directors, which acts as the Company's audit committee, approved the engagement of Danziger & Hochman.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Alternate Energy Corp.

Date: April 26, 2006                            By: /s/ Blaine Froats
                                                    -----------------

                                                Blaine Froats

                                                Chief Executive and Acting
                                                Principal Accounting Officer

      In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Blaine Froats
--------------------
Blaine Froats                               Date: April 26, 2006
Director


/s/ Sean Froats
--------------------
Sean Froats                                 Date: April 26, 2006
Director


/s/ Jack Wasserman
--------------------
Jack Wasserman                              Date: April 26, 2006
Director

                             ALTERNATE ENERGY CORP.
                          (A Development Stage Company)

                                      INDEX

                           December 31, 2005 and 2004

                                                                           PAGE


REPORT OF INDEPENDENT REGISTERED PUBLIC
    ACCOUNTING FIRM                                                        F-1


CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets - Statement I                                  F-2

Consolidated Statements of Operations - Statement II                       F-3

Consolidated Statements of Shareholders' Equity - Statement III            F-4

Consolidated Statements of Cash Flows - Statement IV                       F-5


NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                        F-6 - F-20

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of:
ALTERNATE ENERGY CORP.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of ALTERNATE ENERGY CORP. as at December 31, 2005 and 2004 and the consolidated statements of operations, shareholders' equity and cash flows for each of the years then ended and the period May 22, 2003 (date of inception of development stage company) through December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004 and the results of its operations and their cash flows for each of the years then ended and the period May 22, 2003 (date of inception of development stage company) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in note 2 to the financial statements, the company has incurred operating losses and must continue to fund negative working capital that raise substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are also discussed in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Danziger & Hochman

Toronto, Ontario
March 29, 2006                                             Chartered Accountants

ALTERNATE ENERGY CORP.                                               Statement I
(A Development Stage Company)
Consolidated Balance Sheets
As at December 31, 2005
--------------------------------------------------------------------------------
                                                         2005            2004
--------------------------------------------------------------------------------

ASSETS
      Current
         Cash                                      $    135,881    $    418,253
         Deferred consulting fee                             --         373,333
         Prepaid expenses and sundry assets             182,104         232,979
         Marketable securities (note 4)                  11,250         360,000
--------------------------------------------------------------------------------
                                                        329,235       1,384,565
      Other
         Property and equipment (note 5)                301,279         313,317
         Patents and technology (note 2)                218,000       2,124,373
-------------------------------------------------------------------------------
                                                   $    848,514    $  3,822,255
===============================================================================

LIABILITIES
      Current
         Accounts payable and accrued liabilities  $    134,361    $     36,384
         Warrant liability (note 6)                     167,427              --
         Convertible note (note 6)                      444,329              --
         Due to directors and officers (note 7)         466,455         350,381
-------------------------------------------------------------------------------
                                                      1,212,572         386,765
-------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

    CAPITAL STOCK (note 8)                              110,254         104,815
    ADDITIONAL PAID IN CAPITAL                       25,982,150      25,699,668
    ACCUMULATED OTHER COMPREHENSIVE INCOME               10,654          81,086
    (DEFICIT) ACCUMULATED DURING
     DEVELOPMENT STAGE - Statement III              (26,467,116)    (22,450,079)
--------------------------------------------------------------------------------
                                                       (364,058)      3,435,490
-------------------------------------------------------------------------------
                                                   $    848,514    $  3,822,255
===============================================================================

Commitments and contingent liability - note 16

____________________________________DIRECTOR

____________________________________DIRECTOR

{See accompanying notes.}


ALTERNATE ENERGY CORP.                                              Statement II
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2005 and 2004 and May 22, 2003 through
December 31, 2005
--------------------------------------------------------------------------------

                                                                                     Inception
                                                     2005              2004           To Date
------------------------------------------------------------------------------------------------
REVENUE                                          $          --    $          --    $          --
------------------------------------------------------------------------------------------------

EXPENSES
      Administrative                                   526,286          428,674          990,848
      Consulting fees                                1,218,022        6,431,352       11,771,185
      Professional fees                                576,587          379,367          985,397
      Research and development                         108,372           30,567          138,939
      Financing expense                                509,328               --          509,328
      Impairment of intangible assets (note 2)       1,906,373               --        1,947,458
      Management fee                                        --               --          240,000
      Recovery of loan                                      --               --         (202,000)
      Depreciation                                      79,981           41,840          121,821
      Unrealized gain on adjustment of
      derivative/warrant liability to fair
      value of underlying securities (note 6)         (907,912)              --         (907,912)
------------------------------------------------------------------------------------------------

NET (LOSS) FOR THE YEAR                          $  (4,017,037)   $  (7,311,800)   $ (15,595,064)
================================================================================================

NET (LOSS) PER SHARE, BASIC AND
    DILUTED                                      $        (.04)   $        (.06)

================================================================================================
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                      109,490,631      128,185,299
================================================================================================

{See accompanying notes.}


ALTERNATE ENERGY CORP.                                             Statement III
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity
For the Year Ended December 31, 2005

-------------------------------------------------------------------------------------------------------------------------------
                                                                                Accumulated         Deficit
                                                                                   Other          Accumulated
                                                                  Additional    Comprehensive       During            Total
                                         Common Stock               Paid-In       Income          Development        Equity
                                    Shares          Amount          Capital        (Loss)            Stage         Deficiency
                                                   (Note 9)        (Note 9)
-------------------------------------------------------------------------------------------------------------------------------
December 31, 2002                  13,180,296    $     13,181    $ 10,656,871    $          --    $(10,872,052)   $   (202,000)
-------------------------------------------------------------------------------------------------------------------------------

Reverse stock split                (7,189,116)         (7,189)          7,189               --              --              --
Issue of shares for licence
  and patents                     104,870,715         104,870         (42,007)              --              --          62,863
Issue of shares for service         9,005,000           9,005       5,689,555               --              --       5,698,560
Issue of shares to creditors          300,000             300         209,700               --              --         210,000
Stock options issued                       --              --       1,260,708               --              --       1,260,708
Issue of shares for stock
  options                              20,000              20           1,980               --              --           2,000
Issue of shares for cash            1,060,000           1,060         530,940               --              --         532,000
Issue of shares for patents         4,500,000           4,500       1,795,500               --              --       1,800,000
                                                                                                                  ------------
Net (loss) 2003                            --              --              --               --      (4,266,227)     (4,266,227)
-------------------------------------------------------------------------------------------------------------------------------

December 31, 2003                 125,746,895         125,747      20,110,436               --     (15,138,279)      5,097,904
-------------------------------------------------------------------------------------------------------------------------------

Issue of shares for cash            5,500,000           5,500       2,744,500               --              --       2,750,000
Issue of shares for patents           500,000             500         169,500               --              --         170,000
Issue of shares for services        2,418,046           2,418         820,282               --              --         822,700
Issue of shares for warrants          200,000             200              --               --              --             200
Issue of shares for stock
  options (net)                       450,000             450         137,950               --              --         138,400
Cancellation of shares on
  return of patents (note 10)     (30,000,000)        (30,000)             --               --              --         (30,000)
Stock options issued                       --              --       1,717,000               --              --       1,717,000
Unrealized gains on
  marketable securities                    --              --              --           60,000              --          60,000
Foreign currency translation
  adjustment                               --              --              --           21,086              --          21,086
Net (loss) 2004                            --              --              --               --      (7,311,800)     (7,311,800)
-------------------------------------------------------------------------------------------------------------------------------

December 31, 2004                 104,814,941         104,815      25,699,668           81,086     (22,450,079)      3,435,490
-------------------------------------------------------------------------------------------------------------------------------

Stock options issued                       --              --         291,992               --              --         291,992
Issue of shares for services        2,636,000           2,636         614,840               --              --         617,476
Issue of shares for dilution        2,811,429           2,811          (2,811)              --              --              --
Issue of shares for stock
  options exercised                    75,000              75             (75)              --              --              --
Warrant liability expense from
  convertible debt                         --              --        (575,339)              --              --        (575,339)
Cancellation of shares from
  consultant (note 5)                 (83,300)            (83)        (46,125)              --              --         (46,208)
Unrealized gains (loss) on
  marketable securities                    --              --              --          (75,750)             --         (75,750)
Foreign currency translation
  /adjustment                              --              --              --            5,318              --           5,318
Net (loss) 2005                            --              --              --               --      (4,017,037)     (4,017,037)
-------------------------------------------------------------------------------------------------------------------------------
December 31, 2005                 110,254,070    $    110,254    $ 25,982,150    $      10,654    ($26,467,116)   $   (364,058)
===============================================================================================================================

{See accompanying notes.}


ALTERNATE ENERGY CORP.                                              Statement IV
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005 and 2004 and May 22, 2003 through
December 31, 2005

---------------------------------------------------------------------------------------------------------------

                                                                                                    Inception
                                                                        2005            2004         To Date
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net (loss) for the year - Statement II                       $ (4,017,037)   $ (7,311,800)   $(15,595,064)
      Adjustments to reconcile net loss from operations
          to net cash used in operating activities:
              Stock based expenses                                      863,260       2,772,250      10,806,778
              Impairment of intangible assets                         1,906,373          41,085       1,947,458
              Depreciation                                               79,981          41,840         121,821
              Accretion of principal related to convertible debt        444,329              --         444,329
              Unrealized (gain) loss on derivatives                    (907,912)             --        (907,912)
              Loss on sale of marketable securities                     143,130              --         143,130
      Changes in operating assets and liabilities
         Increase (decrease) in deferred revenue                             --         (81,086)        (81,086)
         Decrease (increase) in prepaid expenses                         50,875        (194,178)       (182,104)
         Decrease (increase) in deferred consulting expense             373,333       2,749,123              --
         Increase (decrease) in accounts payable and
             accrued liabilities                                         97,977        (227,570)        (67,639)
---------------------------------------------------------------------------------------------------------------

      Net cash (used in) operating activities                          (965,691)     (2,210,336)     (3,370,289)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                (67,943)       (355,157)       (423,100)
      Purchase of patents and technology                                     --         (48,000)       (154,373)
      Proceeds from (investment in) marketable securities               135,188        (300,000)       (164,812)
---------------------------------------------------------------------------------------------------------------

      Net cash provided by (used in) investing activities                67,245        (703,157)       (742,285)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
      Issue of common shares for cash                                        --       2,750,000       3,282,000
      Principal received from convertible note                          500,000              --         500,000
      Advances from directors and officers                              116,074         170,019         466,455
---------------------------------------------------------------------------------------------------------------

      Net cash provided by financing activities                         616,074       2,920,019       4,248,455
---------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH DURING
    YEAR                                                               (282,372)          6,526        (135,881)
CASH, BEGINNING OF YEAR                                                 418,253         411,727              --
---------------------------------------------------------------------------------------------------------------

CASH, END OF YEAR                                                  $    135,881    $    418,253    $    135,881
===============================================================================================================
Non-Cash Activities
      Common shares issued for patents and technology (net)        $         --    $    107,137    $  1,970,000
      Warrant liability                                                 167,427              --         167,427
===============================================================================================================

{See accompanying notes.}


ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

1. BACKGROUND INFORMATION

      Nature of Operations

      Alternate Energy Corp., formerly known as COI Solutions Inc., was incorporated in the State of Nevada on August 1, 1997. The Company commenced operations on June 1, 2003 and is considered to be a development stage company under SFAS No. 7.

      Alternate Energy Corp. (AEC) is an energy company committed to delivering innovative, practical, and environmentally responsible fuel, power and chemical solutions to consumer, commercial, and government markets.

      The company has been working diligently to continue to raise capital for the continuation of its business strategy to refine, build, certify and sell hydrogen production units for back up power. As well as the possible building of pilot plants to create and market high demand, chemical by-products.

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

2. SIGNIFICANT ACCOUNTING POLICIES

      Going Concern

      These financial statements have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced losses in the period and there is negative working capital. The Company's ability to realize its assets and discharge its liabilities in the normal course of business is dependent upon continued support. The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations. However, there can be no assurance that the Company will obtain sufficient additional funds from these sources.

      These conditions cause substantial doubt about the Company's ability to continue as a going concern. A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis.



ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

      Accounting Principles

      The Company's accounting and reporting policies conform to generally accepted accounting principles and industry practice in the United States. The financial statements are prepared in United States dollars.

      Fair Value of Financial Instruments

      The Company's estimate of the fair value of cash, marketable securities, accounts payable and accrued liabilities, warrant liability, convertible note and due to directors and officers approximates the carrying value.

      Deferred Consulting Costs

      Shares have been issued to service providers and consultants over the terms of their contracts which range from three months to one year. Shares have been issued at the fair market value price at date of contract signing and the expense is amortized monthly over the term of the contract.

      Marketable Securities

      Marketable securities are classified as current, are available for sale and are stated at fair market value. The net excess of fair market value over cost is included in Accumulated Other Comprehensive Income (Loss) on the Balance Sheet.

      Patents and Technology

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which was adopted in its entirety on May 22, 2003, the Company evaluates the carrying value of other intangible assets annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether or not the asset is impaired, the Company compares the fair value of the reporting unit to which the asset is assigned to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit to its carrying amount. The initial evaluation of the Company's patents and technology, completed as of October 1, 2003 in accordance with SFAS No. 142 resulted in no provision for impairment losses being recorded. Additionally, the Company performed its periodic review of its intangible assets for impairment as of December 31, 2005 and identified asset impairment as a result of the review of approximately $1,906,000.


ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

      Patents and Technology (continued)

      The Company is currently in litigation with Russell Rothman in the Ontario Superior Court of Justice (Case No. 04-CV-277760CM2) and are seeking the rescission of agreements between us and Rothman, return of shares paid to him, and return of money paid. We had entered into an agreement with Rothman for the purchase of certain technology related to the production of hydrogen gas. Rothman represented to us that he had all right title and interest in the technology and had the ability to sell the technology. We alleged in our lawsuit that Rothman had in fact sold the technology to other companies, and on more than one occasion, prior to entering into the agreement with us. We do not rely on the Rothman technology for the production of hydrogen as we have developed our own proprietary processes for producing hydrogen.

      The changes in the carrying amount of patents and technology for the two years ended December 31, 2005 are as follows:

      Balance, December 31, 2003                               $ 1,969,236
      Patents and technology acquired during 2004                  218,000
      Patents and technology disposed of during 2004               (62,863)
                                                               -----------
      Balance, December 31, 2004                                 2,124,373
      Patents and technology adjusted for impairment during
      the year                                                  (1,906,373)
                                                               -----------
      Balance, December 31, 2005                               $   218,000
                                                               ===========

      Income Taxes

      The Company accounts for its income taxes under the liability method specified by SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the effective tax rates which will be in effect when these differences reverse.


ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      Comprehensive Income

      The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of shareholder's equity and in the balance sheet as a component of shareholder's equity.

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


ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

      Stock Option Plans

      The Company applies the fair value based method of accounting prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation" in accounting for its stock options granted to both employees and non-employees. As such, compensation expense is recorded on the date of the grant, which vests immediately based on the fair market value of the stock and is expensed in the period in which the option was granted.

      The Company uses the Black Scholes option pricing model as prescribed by SFAS 123. The following table illustrates the assumptions used for the model.

                                                                 2005         2004        2003
                                                                 ----         ----        ----
       Risk free interest rates                                  4.39%          2%           2%
       Expected dividend yield                                     -            -            -
       Expected life                                             1.5 years    3 years      3 year
       Expected volatility                                       429%         64%          56%
       Weighted average grant date fair value of options
           granted during the period                             $0.20        $0.34        $0.27
       Weighted average remaining contractual life of
           options outstanding                                    1.65         2.31         2.5

      Convertible Note, Derivative and Warrant Liabilities

      In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, the holder's conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS No. 133, they were required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

      During the year ended December 31, 2005, the Company recorded an unrealized gain of approximately $908,000 reflected in the income statement as a component of expenses, which relates to the debt features and warrants, respectively, to reflect the change in fair value of the derivative and warrants liability.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

      Convertible Note, Derivative and Warrant Liabilities (continued)

      At the balance sheet date, the Company adjusted the derivative financial instruments to their estimated fair value and analyzed the instruments to determine their classification as a liability or equity. As of December 31, 2005, the estimated fair value of our derivative and warrants liability was $Nil and $167,427, respectively. The estimated fair value of the derivative related to the host debt feature was determined using the Black-Scholes options pricing model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling 3 year period), risk-free interest rate (4.39%), remaining maturity, and the closing price of the Company's common stock to determine estimated fair value of the derivative liability.

3. LIQUIDITY

      During the years ended December 31, 2005 and 2004, the Company incurred losses of $4,017,037 and $7,311,800, respectively and cash used in operations was $965,691 and $2,210,336, respectively. The Company financed their operations using sales of their common stock, the exercise of share purchase warrants, vendor credit, debt financing and convertible notes.

      Management believes that the net proceeds from the convertible note together with cash generated from private placements may not be sufficient to meet their cash requirements for the year ending December 31, 2006. Accordingly, the Company will continue to seek additional financing through issuance of debt and/or equity securities.

4. MARKETABLE SECURITIES
                                                 Number        Marketable
                                                of Shares      Securities
                                               ----------      ----------

      Balance at January 1, 2004                       --      $       --
      Purchases in the year                     1,000,000         300,000
      Unrealized gain in the year                      --          60,000
                                               ----------      ----------
      Balance at December 31, 2004              1,000,000         360,000

      Sales in the year                          (910,000)       (273,000)
      Unrealized loss in the year                      --         (75,750)
                                               ----------      ----------
      Balance at December 31, 2005                 90,000      $   11,250
                                               ==========      ==========

The proceeds from the sale of marketable securities was $135,188. Realized losses included in the statement of operations is $143,130.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

5. PROPERTY AND EQUIPMENT
                                          Accumulated
                                   Cost   Amortization    2004       2005

      Automobile                 $ 90,465   $ 22,373   $ 68,092   $ 29,343
      Computer hardware            32,410      9,990     22,420     20,968
      Computer software             8,077      8,077         --      4,039
      Equipment                   285,243     79,868    205,375    256,720
      Telephone                     2,520      1,075      1,445      2,247
      Office equipment              4,385        438      3,947         --
                                 --------   --------   --------   --------
                                 $423,100   $121,821   $301,279   $313,317
                                 ========   ========   ========   ========

6. CONVERTIBLE NOTE, DERIVATIVE AND WARRANT LIABILITIES

      On March 2, 2005, the Company entered into several Subscription Agreements (the "Agreements") whereby the Agreements provide for the sale by the Company to the purchasers of the Convertible Notes (the "Notes") issued by the Company in the aggregate of $1,500,000 ("Principal Amount"). The Principal Amount is to be funded by the Purchasers in two tranches of $500,000 and $1,000,000. As of December 31, 2005, a total of $500,000 has been funded. The offering of the Notes under the Agreement was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Notes matures February 2006, bear interest at 6% per annum and are unsecured. The Notes are convertible into shares of common stock of the Company at 70% of the average closing bid prices as reported by Bloomberg L.P. for the five trading days preceding a conversion notice with a maximum conversion price of $0.35 and minimum conversion price of $0.15.

      In connection with the Agreements, the Company issued three classes of stock warrants: Class A Warrants shall have an exercise price of $0.40 per share; Class B Warrants shall have an exercise price based upon 70% of the volume weighted average price of the Company's common stock as reported by Bloomberg LP for the five trading days preceding; and Class C Warrants shall have an exercise price $1.00 per share. As of December 31, 2005, the Company has issued 2,563,668 Class A Warrants, 5,291,005 Class B Warrants and 200,000 Class C Warrants in connection with the $500,000 Principal Amount funded as of December 31, 2005. Class A and C Warrants are exercisable for a period of three years and Class B Warrants are exercisable until a Registration Statement has been filed and effective for the public unrestricted resale of the underlying shares for 90 days.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

6. CONVERTIBLE NOTE, DERIVATIVE AND WARRANT LIABILITIES (continued)

      The Company is required to file a Registration Statement with the Securities and Exchange Commission in order to register the underlying securities for resale and distribution. In the event the Company is unable to have the Registration Statement declared effective within the timeframe of the Agreements, the Company would be required to Liquidated Damages, an amount equal to two percent (2%) for each thirty days or part thereof , thereafter of the Principal Amount remaining unconverted and purchase price of shares issued upon conversion. In the event the Company is prohibited from issuing shares, or fails to timely deliver shares, or upon occurrence of any other default provisions of the Agreements, the holder of the Notes may request a Mandatory Redemption based upon the sum of money determined by multiplying the outstanding Principal Amount by 120% or multiplying the number of shares otherwise delivered upon conversion of an amount of the Principal Amount at the then conversion price that would be in effect on the deemed conversion date by the highest closing price of the Company's common stock on the principal market for the period commencing on the deemed conversion date until the day prior to the receipt of the Mandatory Redemption payment, whichever is greater, together with unpaid interest thereon.

      The Company has determined the Notes represents an embedded derivative due to the indeterminate number of shares of the Class B Warrants that may be issued as part of the conversion feature of the host debt which would be required to be bifurcated from the underlying debt as derivative liability in accordance SFAS No. 133. Additionally, the other warrants related to the Notes are considered tainted due to the indeterminate number of shares associated with the conversion feature of the host debt which would be accounted for as a derivative instrument ("warrant liability"). As a result, the entire principal balance of the Notes has been allocated as derivative and warrant liability when initially recording this transaction. Both embedded derivative and warrant liability will be adjusted to the fair value of the underlying securities at end of each period. The recorded fair values of both the derivative and warrant liability can fluctuate significantly based upon the fluctuations in the market value of the underlying securities, as well as the volatility of the stock price during the term used for observation and the term remaining for the warrants.

      The adjustment to fair value for both the derivative and warrant liability will result in either an unrealized gain or loss and recorded in the income statement as a component of Expenses. The estimated fair value of the warrant liability has been determined using Black-Scholes option pricing model using the following assumptions: exercise price for each underlying warrant, historical stock price volatility, risk free interest rate of 4.39%; dividend yield of 0% and 1.5 year term. The estimated fair value of the derivative liability was determined by taking the total amount advanced from the host debt and determined the potential number of shares to be converted based upon the terms of the debt agreement and arriving at an intrinsic value based upon the closing price of the underlying securities which was then allocated on a pro rate basis along with the estimated fair value of the warrant liability. The Company will accrete principal over the term of the convertible notes since the entire principal balance of the convertible notes have been allocated between the derivative and warrant liability.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

6. CONVERTIBLE NOTE, DERIVATIVE AND WARRANT LIABILITIES (continued)

      As of December 31, 2005, the Company has accreted principal and interest of $444,329 (interest of $25,150) with unaccreted principal of $80,821.

      The following table summarizes the various components of the convertible notes as of December 31, 2005:

      Convertible notes (principal and interest)                 $ 444,329
      Warrant liability                                                 --
                                                                 ---------
                                                                   444,329
      Cumulative unrealized gain from adjustment of
      derivative and warrant liabilities to fair value
      of underlying securities                                     500,000

      Accretion of principal and interest related
      to convertible notes                                        (444,329)
                                                                 ---------
      Total convertible notes                                    $ 500,000
                                                                 =========

      The Company has warrants outstanding to non-employees totaling 7,673,586 for shares of common stock unrelated to the convertible notes. Due to the indeterminate number of shares of the Class B Warrants of the convertible notes that may be issued as part of the conversion feature, these non-employee outstanding warrants are considered to be tainted and would have to be accounted for under SFAS No. 133 as warrants liability. The recorded fair values of the warrants liability can fluctuate significantly based upon the fluctuations in the market value of the underlying securities, as well as the volatility of the stock price during the term used for observation and the term remaining for the warrants. The adjustment to fair value for the warrants liability will result in either an unrealized gain or loss and recorded in the income statement as a component of expenses. The estimated fair value of the warrants liability have been determined using Black-Scholes option pricing model using the following assumptions: exercise price for each underlying warrant, historical stock price volatility, risk free interest rate of 4.39%; dividend yield of 0% and 3 year term. At March 2, 2005, the Company initially recorded warrants liability totaling $575,339.
      During the year ended December 31, 2005, the Company recorded net unrealized gains of $407,912 resulting from the related warrants liability of $167,427 as of December 31, 2005.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

6. CONVERTIBLE NOTE, DERIVATIVE AND WARRANT LIABILITIES (continued)

      The following table summarizes the outstanding non-employee warrants included in the warrants liability as of December 31, 2005:

          Date of             Number of      Exercise      Term of
      Warrants Issued         Warrants        Price        Warrants
      ---------------         --------       --------      --------

      January 15, 2004       2,845,000        $0.85         3 years
      January 21, 2004       2,848,586        $1.44         3 years
      October 15, 2004         950,000        $0.34         3 years
      July 7, 2005             830,000        $0.10         3 years
      September 29, 2005       200,000        $0.20         3 years

7. DUE TO DIRECTORS AND OFFICERS

      The amount due to the directors and officers is non-interest bearing, due on demand and has no fixed repayment terms The amounts are as follows:

                        2005       2004
                      --------   --------

      Blaine Froats   $416,455   $350,381
      Sean Froats       50,000         --
                      --------   --------
                      $466,455   $350,381
                      ========   ========

      The amount due to Blaine Froats is secured by a General Security Agreement covering all assets of the Company up to $380,455.

8. CAPITAL STOCK

      Authorized
        250,000,000 Common shares with a par value of $0.001

      Issued                         2005       2004
                                   --------   --------
        110,254,070 common shares  $110,254   $104,815
                                   ========   ========

      In March 2005, the Company entered into a convertible debenture agreement (see note 6). The initial closing for $500,000 and its conversion features triggered the anti-dilution clause in previous private placement agreements. As such, an additional 2,811,429 shares were issued. At December 31, 2005, 324,857 shares were issued and the remaining 2,486,572 will be issued subsequent to the year end. There have been no other anti-dilution clauses triggered as of March 29, 2006.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

8. CAPITAL STOCK (continued)

      107,767,498 issued plus an additional 2,486,572 to be issued as per accompanying note below. (104,814,941 common shares in 2004.)

      On August 16, 2004, the Company amended its' Articles of Incorporation and increased the number of authorized common shares to 250,000,000 from 150,000,000.

9. STOCK OPTIONS

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


      On July 7, 2003, the Company granted 4,100,000 options for services using the Black Scholes option pricing model and expensed the fair value of $1,107,000 in the year. These options expire July 7, 2006 and 100,000 were exercised in the year (2004 - 550,000; 2003 - 20,000).

      On October 15, 2004, the Company granted 5,050,000 options for services using the Black Scholes option pricing model and expensed the fair value of $1,717,000 in the year. None of the options have been exercised.

      For the year ended December 31, 2004 there were 550,000 options exercised in the year and 200,135 options expired during the year.

      On September 29, 2005, the Company granted 200,000 options for services using the Black Scholes option pricing model and expensed the fair value of $42,000 in the year. None of these options have been exercised.

      For the year ended December 31, 2005, there were 100,000 options exercised in the year.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

9. STOCK OPTIONS (continued)

      The following table summarizes information regarding options outstanding at December 31, 2005.

      Range of                          Remaining
      Exercise        Number           Contractual
       Prices       Outstanding           Life
       ------       -----------        -----------

        $0.10         3,430,000        0.542 years
        $0.20           200,000        2.67 years
        $0.34         5,050,000        1.83 years
                      ---------
                      8,680,000
                      =========

10. WARRANTS

      During the year, 9,054,674 (2004 - 5,837,586) warrants were issued by the Company. The total warrants outstanding at December 31, 2005 were 14,998,262 (2004 - 5,943,586). The details are as follows:

       Outstanding       trike Price               Expiry Date
       -----------       -----------               -----------
          341,556              $1.20             January 21, 2007
        3,485,000                .85             January 21, 2007
          144,000                .50             March 1, 2007
        1,973,030               1.67             March 1, 2007
        2,163,668                .40             March 3, 2008
        5,291,006                .28             March 3, 2008
          600,000               1.00             March 3, 2008
        1,000,000                .30             June 22, 2010
       ----------
       14,998,260
       ==========

11. INCOME TAXES

      The following is a reconciliation comparing income taxes calculated at the statutory rates to the amounts provided in the accompanying financial statements.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

11. INCOME TAXES (continued)

      The Company's computation of income tax recovery is as follows:

                                                                          2005             2004
                                                                      -----------     -----------
      Net loss for the period                                         $ 4,017,037     $ 7,311,800
      Effective income tax rate                                                30%             30%
                                                                      -----------     -----------
      Income tax recovery at effective rate                            (1,205,111)     (2,193,540)
      Change in valuation allowance                                     1,205,111       2,193,540
                                                                      -----------     -----------
      Income tax expense                                              $        --     $        --
                                                                      ===========     ===========
      Components of the Company's net future income tax assets are:

      Non-capital loss carry forward                                  $ 4,968,334     $ 3,763,223
      Valuation allowance                                              (4,968,334)     (3,763,223)
                                                                      -----------     -----------
      Net future income tax assets                                    $        --     $        --
                                                                      ===========     ===========

      In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of future tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has provided for a valuation allowance on all of its losses as there is no assurance that future tax benefits will be realized.

      No income tax return has been filed since 2001.

12. NET INCOME (LOSS) PER COMMON SHARE

      The Company computes net income (loss) per common share in accordance with SFAS No. 128, "Earnings per Share", SEC Staff Accounting Bulletin No. 98 ("SAB 98") and Emerging Issues Task Force No. 04-8 "The Effect of Contingently Convertible Instruments on Diluted EPS". Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per common share ("Basic EPS") is computed dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share ("Diluted EPS") is computed by dividing net income (loss) adjusted for interest expense and amortization of debt issuance costs associated with the Convertible Debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and convertible securities such as Convertible Debentures. The calculation of diluted net loss per share does not include potential shares of common stock equivalents for the years ended December 31, 2005 and 2004 respectively, as their impact on net loss per share would be antidilutive.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

13. RESTATEMENT AND CORRECTION OF AN ERROR IN A PRIOR PERIOD

      The Company has applied the modified retrospective application method to all prior years for which SFAS No. 123 which was effective. All amounts to stock option expense in the periods have been corrected to actual. The changes are as follows:

                                         As Reported    Restatement   As Restated
                                         -----------    -----------   -----------
      2004
      ----
      Consulting expense                   4,467,672      1,963,680      6,431,352
      Net loss                             5,348,120      1,963,680      7,311,800
      Net loss per share                 $      (.04)   $      (.02)   $      (.06)
      Additional paid in capital          23,168,880      2,530,788     25,699,668
      Deficit                             19,919,291      2,530,788     22,450,079
      Stock options issued (statement
          of shareholders' equity)          (246,680)     1,963,680      1,717,000
      Stock based expenses (cash flow
          statement)                         961,750      1,810,500      2,772,250
      Stock option liability expense
          (cash flow statement)             (153,180)       153,180             --

      2003
      ----
      Stock options issued  (cash flow
          statement)                         693,600        567,108      1,260,708
      Net loss                             3,699,119        567,108      4,266,227
      Additional paid in capital          19,543,328        567,108     20,110,436
      Deficit                             14,571,171        567,108     15,138,279


14. PRIOR YEAR AMOUNTS INCLUDED IN THE DEVELOPMENT STAGE COMPANY

      On May 22, 2003, the Company was redefined as a development stage company in accordance with SFAS No. 7 and its requirements. The equity accounts at May 22, 2003 were as follows:

      Capital stock                $    13,181
      Additional paid-in capital    10,503,691
      Deficit                       10,872,052

      These amounts are included in the equity accounts during the entire development stage of the Company. All amounts recorded in the "inception to date" category as comparative amounts have been accumulated since May 22, 2003.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
--------------------------------------------------------------------------------

15. RELATED PARTY TRANSACTIONS

      As of December 31, 2005, the Company was indebted $416,455 (2004 - $350,381) to a director, Blaine Froats, pursuant to a non-interest bearing demand note. The agreement was put in writing and executed on January 1, 2006. The loan total does not represent a one-time lump sum but rather a series of transactions between 2003 and the present.

      The Company is indebted to Sean Froats, a director and the son of Blaine Froats, $50,000 (2004 - $Nil) for services from the period of September 2005 to December 31, 2005. The Company is indebted to Marilyn Froats, spouse of Blaine Froats, $31,000 (2004 - $Nil) in consulting fees for the period of July 2005 to December 31, 2005.

      The Company is indebted to Jason Froats, son of Blaine Froats, $22,000 (2004 - $Nil) for the period of August 2005 to December 31, 2005

      The Company is indebted to Don Froats, family member of Blaine Froats, $40,817 (2004 - $Nil) for liabilities paid on behalf of the company. The amount due is non-interest bearing, due on demand and has no fixed repayment terms.

      During the period, an amount totaling $172,515 was paid as consulting expenses to family members who are not directors (2004 - $99,241).

16. COMMITMENTS AND CONTINGENT LIABILITY

      Commitments

      The Company has entered into an operating lease for its premises which expires March 2006. Total remaining lease payments are $12,759.

      Contingent Liability

      Alternate Energy Corp. has commenced an action against an individual for fundamental breach of an agreement. If successful, the agreement will be terminated and the individual will be required to repay cash and stock to the Company. The Company has obtained an interim injunction against the individual freezing the bulk of his assets.

      The respondent, Russell Rothman, has retaliated by making an amended counterclaim against the Company for breach of contract, fraudulent misrepresentation and other claims in the amount of $12 million and for punitive damages in the amount of $250,000. The Company believes that the counterclaims continue to be without merit.



