Form 10QSB
period 2006-03-31
ALTERNATE ENERGY CORP
filed 2006-05-16
CIK 1075773

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ending March 31, 2006

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

                        COMMISSION FILE NUMBER 000-28015

                             ALTERNATE ENERGY CORP.
        (Exact name of small business issuer as specified in its charter)


           Nevada                                            86-0884116
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

                        3325 North Service Rd, Suite 105
                               Burlington, Ontario
                                 Canada L7N 3G2
                    (Address of principal executive offices)

                                  905.332.3110
                           (Issuer's telephone number)

                                       N/A
                                   ----------
              (Former name, former address and former fiscal year,
                         if changed since last report)




      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|


      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. Yes |_|   No |_|

APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 123,202,405 shares as of May 12, 2006.

      Transitional Small Business Disclosure Format (Check one): Yes |X| No |_|

ITEM 1. FINANCIAL STATEMENTS.


ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Balance Sheets
----------------------------------------------------------------------------------------------------------------------
                                                                              March 31, 2006
                                                                                 unaudited           December 31, 2005
----------------------------------------------------------------------------------------------------------------------
ASSETS
      Current
                   Cash                                                          $   105,533             $    135,881
                   Prepaid expenses and sundry assets                                142,660                  182,104
                   Marketable securities                                                  --                   11,250
----------------------------------------------------------------------------------------------------------------------
                                                                                     248,193                  329,235
----------------------------------------------------------------------------------------------------------------------
      Other
                   Property and equipment, net                                       282,817                  301,279
                   Patents and technology                                            218,000                  218,000
----------------------------------------------------------------------------------------------------------------------
                                                                                     500,817                  519,279
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                                                                 $   749,010             $    848,514
----------------------------------------------------------------------------------------------------------------------

LIABILITIES
      Current
                   Accounts payable and accrued liabilities                      $   208,603             $    134,361
                   Warrant Liability                                                      --                  167,427
                   Convertible debt                                                       --                  444,329
                   Due to director                                                   268,451                  466,455
----------------------------------------------------------------------------------------------------------------------
                                                                                     477,054                1,212,572
----------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS EQUITY
      Capital stock                                                                  123,441                  110,254
      Additional paid in capital                                                  27,639,306               25,982,150
      Accumulated other comprehensive income                                         (13,830)                  10,654
      (Deficit) Accumulated during development stage Statement III               (27,476,961)             (26,467,116)
----------------------------------------------------------------------------------------------------------------------
                                                                                     271,956                 (364,058)
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                                                                 $   749,010             $    848,514
----------------------------------------------------------------------------------------------------------------------

{See accompanying notes to the financial statements.}


--------------------------------------------------------------------------------

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Statements of Operations
Unaudited
----------------------------------------------------------------------------------------------------------------------
Three months ending March 31                                2006                    2005             Inception To Date
----------------------------------------------------------------------------------------------------------------------
REVENUE                                               $         --             $         --              $         --
----------------------------------------------------------------------------------------------------------------------

EXPENSES
     Administrative                                         42,112                  120,691                 1,032,960
     Consulting fees                                       956,335                  473,589                12,727,520
     Professional fees                                      58,241                  139,164                 1,043,638
     Research and development                               37,380                       --                   176,319
     Financing expense                                      50,386                       --                   559,714
     Impairment of intangible assets                            --                       --                 1,947,458
     Management fee                                             --                       --                   240,000
     Recovery of loan                                           --                       --                  (202,000)
     Depreciation                                           17,068                   17,789                   138,889

     Gain on adjustment on derivative /
     warrant liability to fair value of
     underlying securities                                (167,427)                      --                (1,075,339)

----------------------------------------------------------------------------------------------------------------------
NET (LOSS) FOR THE PERIOD                             $   (994,095)            $   (751,233)             $(16,589,159)
----------------------------------------------------------------------------------------------------------------------
NET (LOSS) PER SHARE                                  $      (0.01)            $      (0.01)
----------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING
----------------------------------------------------------------------------------------------------------------------
                                                       117,101,306              105,102,500
----------------------------------------------------------------------------------------------------------------------

{See accompanying notes to the financial statements.}


--------------------------------------------------------------------------------

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
Unaudited
-------------------------------------------------------------------------------------------------------------------------------
Three months Ending March 31                                            2006                 2005            Inception To Date
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net (loss)                                                         $(994,095)         $   (751,233)         $(16,589,159)
      Adjustments to reconcile net loss from operations to net
         cash used in operating activities:
         Stock based expenses                                              960,753               175,000            11,767,531
         Impairment of intangible assets                                        --                    --             1,947,458
         Depreciation and amortization                                      18,462                17,789               140,283
         Accretion of principal related to convertible debt                 50,386                    --               494,715
         (Gain) loss on derivatives related to warrants                   (167,427)                   --            (1,075,339)
         (Gain) Loss on sale of marketable securities                       (6,099)                   --               137,031
      Changes in operating assets and liabilities
         Increase (decrease) in deferred revenue                                --                    --               (81,086)
         Decrease (increase) in prepaid expenses                            39,444                 2,008              (142,660)
         Decrease (increase) in deferred consulting expense                     --               171,000                    --
         Increase (decrease) accounts payable and accrued
         liabilities                                                        34,008               (84,215)              (33,631)

-------------------------------------------------------------------------------------------------------------------------------
      Net cash (used in ) operating activities                             (64,568)             (469,651)           (3,434,857)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                        --                    --             (423,100)
      Purchase of patents and technology                                        --                46,950             (154,373)
      Proceeds from (investment in) marketable securities                   17,349                    --             (147,463)

-------------------------------------------------------------------------------------------------------------------------------

      Net cash provided by (used in) investing activities                   17,349                46,950             (724,936)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Issue of common shares for cash                                       14,875                    --             3,296,875
      Principal received from notes payable                                     --               500,000               500,000
      Advances from directors and officers                                   1,996               (45,899)              468,451

-------------------------------------------------------------------------------------------------------------------------------

      Net cash provided by (used in) financing activities                   16,871               454,101             4,265,326
-------------------------------------------------------------------------------------------------------------------------------

      NET INCREASE (DECREASE) IN CASH DURING PERIOD                        (30,348)               31,400               105,533

      CASH, BEGINNING OF THE PERIOD                                        135,881               418,253                    --
      -------------------------------------------------------------------------------------------------------------------------

      CASH, END OF THE PERIOD                                            $ 105,533          $    449,653          $    105,533
      -------------------------------------------------------------------------------------------------------------------------

      -------------------------------------------------------------------------------------------------------------------------
      Non-cash activities

         Common shares issued for patents and technology (net)                  --                    --             1,970,000
         Common shares issued for note conversion                          500,000                                     500,000
         Common shares issued for satisfaction of due to
            related parties                                                200,000                    --               200,000

      -------------------------------------------------------------------------------------------------------------------------

{See accompanying notes to the financial statements.}


--------------------------------------------------------------------------------
                                       4

ALTERNATE ENERGY CORP.  AND SUBSIDIARY
NOTES TO THE (UNAUDITED) CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2006

1. GENERAL

The unaudited condensed statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented and to make the financial statements not misleading. The results of operations for interim statements are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that will be included in the company's annual financial statements and footnotes thereto. For further information, refer to the financial statements and related footnotes for the year ended December 31, 2005 included in the company's Annual Report on Form 10-KSB.

There were stock options outstanding at March 31, 2006 to purchase 7,780,000 of common stock, December 31, 2005 - 8,680,000.

Basic weighted average shares outstanding March 31, 2006 were 117,101,306, December 31, 2005 - 109,490,631.


2. CAPITAL STOCK

There are 250,000,000 common shares authorized with a par value of 0.001

There were 13,186,082 common stock issued during this period.

During the three months ended March 31, 2006, the Company issued 1,844,400 shares of its common stock for services performed totaling $245,066 or $0.13 per share (weighted average price).

During the three months ended March 31, 2006, the Company issued 60,000 shares of its common stock for services performed totaling $8,500 or $0.14 per share (weighted average price).

During the three months ended March 31, 2006, the Company issued 2,000,000 shares of its common stock for satisfaction of a related party liabilities (officers and directors of the Company) totaling $200,000 or $0.10 per share.

During the three months ended March 31, 2006, the Company issued 250,000 shares of its common stock related to exercise of stock warrants at an exercise price of $0.06 per share for a total cash proceeds of $14,875.

During the three months ended March 31, 2006, the Company issued 9,032,082 shares of its common stock related to conversion of convertible debts totaling $500,000.

During the three months ended March 31, 2006, the Company granted stock options for 6,150,000 shares of it common stock to directors and employees, which vested immediately, and recorded an expense totaling $707,000 based upon fair value under Black-Scholes options pricing model. The assumptions used under the Black-Scholes option pricing model included an exercise price of $0.10, volatility rate of 324%, risk free interest rate of 3.5%, and life expectancy of
1.5 years.


--------------------------------------------------------------------------------

ITEM. 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis and plan of operation should be read in conjunction with the financial statements, and the notes thereto included herein. The information contained below includes statements of AEC's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this quarterly report under the caption "Forward Looking Statements".

Information Regarding Forward-Looking Statements

This Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ, perhaps materially, from any future results, performance or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

      o     Our product development efforts;

      o     The commercialization of our products;

      o     Anticipated operating losses and capital expenditures;

      o     Our estimates regarding our needs for additional financing;

      o     Our estimates for future revenues and profitability; and

      o Sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements and other collaborative efforts for the development and commercialization of our product candidates, and the continued viability and duration of those agreements and efforts.

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


Overview

Alternate Energy Corp., formerly known as COI Solutions, Inc., was incorporated in the State of Nevada on August 1, 1997. The Company commenced active business operations on June 1, 2003 and is considered to be a development stage company under SFAS 7. Since 2003, we have had the objective of producing a clean, on demand hydrogen technology that would have global, multiple market applications on both a small and large scale. AEC's hydrogen production system leverages a non-toxic proprietary chemical reaction that yields high quality hydrogen along with a number of globally valuable chemical compounds. AEC's process is entirely chemical, not requiring electrolysis or any external source of electrical power.

In February 2004, we incorporated a wholly-owned subsidiary, 2040412 Ontario Inc. in the Province of Ontario, Canada. The subsidiary holds title to certain property and equipment reflected in our accounts.


--------------------------------------------------------------------------------

The Company's core technology is focused on production of on-demand, pure, safe hydrogen. Hydrogen has numerous applications, such as a fuel to power internal combustion engines and fuel cells, and in bulk form as a process ingredient in the food, pharmaceutical, oil refining, glass production and several other major manufacturing industries. Our hydrogen production process is designed to overcome three major industry obstacles: affordability, storage and safety. AEC's hydrogen production system leverages a patent-pending chemical process that yields fuel-cell quality hydrogen, with no known harmful by-products. AEC's hydrogen-maker can be scaled according to application and designed to directly supply almost any application on an as-needed basis, eliminating the need to store hydrogen in a compressed state.

Over the past 3 years, we have worked closely with Experchem Laboratories of Toronto Canada, a nationally recognized, independent chemical laboratory, to further refine our hydrogen generation process. The revised formulation has improved hydrogen production significantly, with the added creation of at least two valuable by-products. Since these by-products have a much higher value to weight ratio than the hydrogen itself, subsidization of the hydrogen's selling price via the sale of this product will allow for this system to be more price competitive with current gasoline, diesel and hydrogen prices.

The first by-product was analyzed and certified by SGS Laboratories Canada, on September 7, 2005 as USP29-grade, the highest level of purity required for any existing use as a food-grade ingredient. This opens up immediate global market opportunities for bulk sales of these by-products to a long list of potential buyers in multiple markets.

Our Hydrogen Production Unit can be transported safely and could be designed for commercial small and large scale use, residential, and could even be installed in gas stations to satisfy a potential hydrogen-platform automotive sector. The hydrogen gas can be produced and sold on-site while the by-product can be stored in a liquid form in tanks for collection, processing and distribution on a regular basis. This would also apply to larger scale production facilities such as food processors, who can benefit greatly by hydrogen being produced on-site as a key ingredient in their process, as well providing a potential secondary source of electricity. In many cases, hydrogen is transported to these locations daily with trucking expenditures being a significant percentage of the overall cost of hydrogen, in some cases upwards of 40%. On-site production of hydrogen would eliminate the entire cost for transport to their facilities. In addition, our process produces low grade heat which could be captured and re-engineered for use as well.

The Company believes its hydrogen production technology could have immediate application in the areas of existing hydrogen industries such as hydrogenation of food oils and petro-chemicals, as well as emergent power uses including: back-up and, in some cases, primary power for commercial, industrial and military purposes; stationary and portable fuel cell power applications, in fuel cell-driven and internal combustion engine vehicles; and residential and commercial applications for users wishing to gain independence from the existing electrical grid. The chemical by-products produced by AEC's hydrogen production process, via any one of the aforementioned hydrogen applications, are environmentally safe, meet applicable industry standards and possess wide, established global markets in the food products and pharmaceutical industries.


Basis of Presentation

These consolidated financial statements present the accounts of Alternate Energy Corp. and its wholly-owned subsidiary, 2040412 Ontario Inc. The consolidated entities are referred to herein as the "Company." All significant intercompany accounts and transactions have been eliminated.


--------------------------------------------------------------------------------

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


Going Concern

      The financial statements included in this report have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We have experienced losses in the period and there is negative working capital. Our ability to realize our assets and discharge our liabilities in the normal course of business is dependent upon continued support. We are currently attempting to obtain additional financing from our existing shareholders and other strategic investors to continue operations. However, there can be no assurance that we will obtain sufficient additional funds from these sources.

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

All deferred assets are recorded at fair market value at the time of share issuance and are systematically reduced based on the terms of each agreement. Each party providing services had either positive working references or had previously provided services to the company and had performed their duties as per their contractual terms. The following is a chart of the current deferred consulting as of the period ending March 31, 2006, with accompanying notes:


NAME                       PERIOD OF DEFERRAL                     # OF SHARES
----                       ------------------                     -----------

Corbee Dutchburn (1)       up to Aug 31, 2006                     264,700

Jason Holt (2)             up to May 8, 2006                      10,247

Rick Jabra (3)             May 16, 2005 to May 16, 2006           3,575

Jason Froats (4)           July 18,2005 to July 18, 2006          68,900

(1) Corbee Dutchburn was hired to work in areas involving the management, marketing, product development and operations of the corporation.

(2) Jason Holt has been hired by the company as a consultant for miscellaneous corporate duties


--------------------------------------------------------------------------------

(3) Rick Jabra was hired for services including miscellaneous corporate planning, acquisitions and merger negotiations.

(4) Jason Froats, the son of Blaine Froats, and was hired to be the investor relations representative, as well as for communication management.

Loss per share

      The company reports earnings per share in accordance with the provisions of SFAS No. 128, "earnings per share." SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shares by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if the securities or other contracts to issue stock were exercised and converted to common stock.


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


  The changes in the carrying amount of patents and technology for the two years ended December 31, 2005 are as follows:


Balance, December 31, 2003                                            1,969,236

Patents and technology acquired during 2004                             218,000

Patents and technology disposed of during the 2004 year                 (62,863)
                                                                    -----------
Balance, December 31, 2004                                          $ 2,124,373
                                                                    -----------
Patents and Technology adjustment for impairment during the year     (1,906,373)
                                                                    -----------
Balance, December 31, 2005                                              218,000
                                                                    -----------


--------------------------------------------------------------------------------

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


Stock Option Plans

      On May 22, 2003, we adopted a stock option plan that is accounted for based on SFAS No. 123 its related interpretations and subsequently adopted SFAS No. 123R. The plan allows for the grant of options to persons employed or associated with us, including without limitation, any employee, director, general partner, officer, attorney, accountant, consultant or advisor up to an aggregate of 5,000,000 shares of common stock. The options have a term of expiration to be set by the Compensation Committee of the Board of Directors but will not exceed ten years after the grant date and the options vest immediately. The exercise price for each option is chosen at the discretion of the Compensation Committee. On February 24, 2005, we increased the number of shares to be issued under the plan to 15,000,000.


Convertible Note, Derivative and Warrant Liabilities

In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"), the holder's conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS No. 133, they were required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

As of March 31, 2006, the entire convertible note principal balance totaling $500,000 was converted in 9,032,082 shares of the Company's common stock.

During the three months ended March 31, 2006, we recorded a realized gain of approximately $167,000 reflected in the income statement as a component of Other Income (Expense), which relates to the elimination of warrant liabilities which are no longer subject to SFAS No. 133 since the convertible note has been fully satisfied.


--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

                    FOR FISCAL QUARTER ENDED MARCH 31, 2006,
               COMPARED TO THE FISCAL QUARTER ENDED MARCH 31, 2005
REVENUES

      For the fiscal quarter ended March 31, 2006 and March 31, 2005, we had no revenues. We are now exploring a dual phase business strategy that may allow for the realization of revenue opportunities sooner as it continues development of our hydrogen production systems as well as our sales and marketing strategies.


EXPENSES

      We had total expenses of $994,095 and $751,233 in the fiscal quarter ended March 31, 2006 and March 31, 2005, respectively. Our expenses for the fiscal quarter ended March 31, 2006 consisted of $42,112 in administrative expenses, $956,335 in consulting fees, $58,241 in professional fees, $37,380 for research and development, $50,386 in financing expenses, $17,068 in depreciation and ($167,427) as a gain on the adjustment on derivative / warrant liability to fair value of underlying securities. During the fiscal quarter ended March 31, 2006, our expenses were 32.3% higher than in fiscal quarter ended March 31, 2005, mostly due to consulting fees which were $956,335 and financing expenses of $50,386 in the period.

There was a decrease of $78,579 in administrative expenses for the fiscal quarter ending March 31, 2006 compared to the fiscal quarter ending March 31, 2005. This decrease is attributed to conservative expenditures to overall administrative needs. These expenses were spread out over a multitude of areas. There have also been shares issued for some expenses contributing to the reduction of the administrative expenses.

There was an increase in consulting fee expenses of $956,335. The increase is mainly attributed to options issued during the period as the utilization of core consultants relative to the focus on research and our marketing / operation strategy have remained consistent with our 2005 results. Shares have been issued to select consultants to the company reducing the total cash fees paid and due.

Professional fees decreased by $80,923 over the 2005 period and are attributed to a decrease in legal expenses towards general legal activity and fees incurred during financing.

There was an increase in R&D expenses of $37,380 as we continue on our course of action with testing and development of our hydrogen production systems as well as valuable byproducts.

There was $50,386 expensed as accretion of debt relative to the private placement with certain accredited investors in the fiscal year 2005.

There was a gain on the adjustment on derivative / warrant liability to fair value of underlying securities with relation to our financing activity with convertible debentures in the fiscal year 2005 as we had entered into a private placement with certain accredited investors. The gain relates to the elimination of warrant liabilities which are no longer subject to SFAS No. 133 since the convertible note has been fully satisfied.


Over the next 12 months, we anticipate that our expenses will not increase over our expenses in the period ending March 31, 2006, unless financing is obtained. In the event significant financing is obtained, we would expect that expenses will only increase in proportion with the amount of funds received as a result of any such financing. We will continue as planned in the goals set for the continued development, sales and marketing of our hydrogen production system and sale of by-products.


--------------------------------------------------------------------------------

NET LOSS
We had a net loss of $994,095 for the fiscal quarter ended March 31, 2006, compared with a net loss of $751,233 for the fiscal quarter ended March 31, 2005. The increase of $242,862 in the net loss for the 2006 fiscal quarter compared to the 2005 fiscal quarter relates mainly to the increase in consulting and financing fees in the 2006 period. Management believes that, for the fiscal year ending December 31, 2006, we will continue to incur losses at the rate experienced during the first quarter and we would only be able to slow our losses if we can create and sustain significant revenues from our hydrogen production system and byproducts.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $994,095 and $751,233 for the quarters ended March 31, 2006 and March 31, 2005, respectively, and have an accumulated deficit of $27,476,961 at March 31, 2006. AEC had $105,533 in cash on hand as of March 31, 2006. Management may obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon AEC ultimately obtaining profitable operations. However, no assurances can be given that we will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

Management believes that the net proceeds from the convertible note together with cash generated from private placements, including an interim equity financing on April 28, 2006, will be sufficient to meet the company's short term cash requirements into the third quarter of 2006. However, these funds will not be sufficient to meet the cash requirements for this year ending December 31, 2006. Due to no cash generated from operations, we currently do not internally generated cash sufficient to pay all of our incurred expenses and other liabilities. As a result, we are dependent on investor capital and loans to meet our expenses and obligations. Although investor funds have allowed us to meet our obligations in the recent past, there can be no assurances that AEC's present methods of generating cash flow will be sufficient to meet future obligations. Historically, AEC has, from time to time, been able to raise additional capital, but there can be no assurances that AEC will be able to raise additional capital in this manner.

Net cash used in operating activities was $64,568 for the three month period ended March 31, 2006, compared with $469,651 for the three month period ended March 31, 2005. The Net Cash used for this period resulted mainly from consulting fees for the ongoing movement towards the development, marketing and operations of the company.

Net cash obtained from financing activities was $16,871 for the three month period ended March 31, 2006, compared with $454,101 for three month period ended March 31, 2005. In the three month period ended March 31, 2006 we received advances from one of our directors, as well as $14,875 from the issuance of common stock. In the 2005 period we received $500,000 from accredited investors and advances from a director.

Net cash provided by investing activities for the three month period ended March 31, 2006 was $17,349. The investing activities during the three month period ended March 31, 2006 was from the sale of marketable securities.

On April 28, 2006, we sold 1,600,000 shares of common stock at a price of $0.10 per share, for a total of $160,000, to certain accredited investors, including certain of our directors and officers.

In March 2005, the Company entered into a convertible debenture agreement (see below). The initial closing for $500,000 and its conversion features triggered the anti-dilution clause in previous private placement agreements. As such, an additional 2,811,429 shares will need to be issued. At December 31, 2005, 324,857 shares were issued and the remaining 2,486,572 will be issued. There have been no other anti-dilution clauses triggered as of March 31, 2006

On March 2, 2005, the company entered into a private placement agreement with certain accredited investors whereby these investors will purchase up to $1,500,000 in convertible notes, with Class A Warrants, Class B Warrants and Class C Warrants. We have received $500,000 in proceeds from the investors as of December 31, 2005 and have issued warrants to purchase a total of 8,054,674 shares of common stock. Of this total there were 2,563,668 class A warrants, 5,291,005 class B warrants and 200,000 class C warrants.


--------------------------------------------------------------------------------

As of March 31, 2006, the entire convertible note principal balance totaling $500,000 was converted in 9,032,082 shares of the Company's common stock.

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

In November 2004, we cancelled 30,000,000 shares that were returned to us by AEC 1, Inc as part of an agreement that we divest certain non-core technology. Under the terms of the agreement, to return certain patents and technology to their original owner, the Company transferred these patents and technology to its parent company. In consideration for this transfer of the patents and technology, the Company received 30 million of its own shares from the parent company which were subsequently cancelled.

Though these technologies possessed market potential, our final analysis concluded that their development required an extremely high outlay of capital and would produce only marginal profitability. Management therefore decided to divest and focus squarely on its hydrogen production units. On November 1, 2004 AEC agreed to release these non-core technologies in order to facilitate and reacquire 30 million shares of Alternate Energy Corp. from AEC 1, Inc.

We held 1,000,000 shares of Astris Energi Inc. (ASRNF) as of December 31, 2004. These shares were purchased for the sum of $300,000 USD at the value of $0.30USD/Share and adjusted as per market value for that period. The ownership interest was 2.65%.

We sold all 1,000,000 shares of the Astris securities at intervals between September 1st, 2005 and March 31, 2006, incurring a loss on the investment which is reflected in the consolidated statements of cash flows.

While we believe that we will have sufficient cash to meet our short-term capital requirements, there are no assurances that we will be able to raise sufficient funds to meet long-term capital needs as management estimates that we will require several million dollars towards the end of fiscal year ended 2006 to continue towards the goals set forth in our business strategy. AEC may also seek alternative sources of financing, including from more conventional sources such as bank loans and credit lines, although no assurances in this regard can be made. Further, the availability of any future financing may not be on terms that are satisfactory to AEC.

From time to time, we may evaluate potential acquisitions involving complementary businesses, content, products or technologies. We have no present agreements or understanding with respect to any such acquisition. Our future capital requirements will depend on many factors, including growth of AEC's business, the success of its operations, economic conditions and other factors including the results of future operations.


PLAN OF OPERATION

Over the next twelve months AEC will be working on a number of concurrent initiatives:

Revenue Generation

On Thursday, April 6, 2006, AEC received a letter of interest from BOM Brazil, a major producer of hydrogenated castor bean oils and its derivatives in the Americas, to supply them with its high purity, affordable and on-site hydrogen. AEC is now working towards the securing of a 5-year contract to supply BOM with on-site hydrogen at an extremely competitive price to what BOM is presently paying. This will likely save BOM considerable expense related to their cost of hydrogen, since is currently trucked-in on a daily basis. AEC intends to design and build a hydrogen production facility on their site in Salvador, Brazil, which will produce a pre-determined volume of hydrogen, as mutually agreed upon by the contract. AEC will retain all rights to the by-product.

Contingent on the securing of a signed contract, AEC expects to contract a reputable engineering firm in the designing and project management relating to the construction of this turn-key operation. AEC believes that the financing of the facility and equipment, together with the related capital requirements can be found on a project financing basis, and therefore does not expect to be required to provide this funding. Assuming the completion of contractual requirements and project financing by August 1, 2006, we estimate a turn-key plant could be completed by June 1,2007. We would expect revenues of hydrogen and by-product to commence the shortly thereafter.


--------------------------------------------------------------------------------

Other revenue opportunities are being considered to supply hydrogen and by-products to a variety of industries and applications in traditional and emerging markets.


Research & Development

Process optimization of by-product number two continues this year with AEC's principal technical team and Experchem Labs, while new research has been initiated by AEC's University of Waterloo Co-op chemical engineering students to minimize raw material costs for both by-product processes, as well to identify the future development of innovative, hydrogen yielding chemical reactions.


Partnerships / Strategic Alliances

Over the next 12 months, AEC continues to showcase its hydrogen production technology to a list of prospective commercial customers, potential licensees, select government and institutional contacts and other interested commercial parties. These groups have been pre-qualified as having a demonstrated need for quality hydrogen and/or one or both by-products.

In order to accomplish and continue with these steps, management estimates that we will require several million dollars towards the end of fiscal year ended 2006. As we do not have any current revenue, we anticipate such funds will come from loans from officers and private placements of our common stock.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or any disagreements with our accountants on accounting and financial disclosures.


ITEM 3. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures were effective at March 31, 2006. In addition, the Company's management, with the participation of the Company's principal executive officer and the principal financial officer, reviewed our internal control over financial reporting. There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. during the fiscal quarter ended March 31, 2006.


                                     PART II

ITEM 1. LEGAL PROCEEDINGS.


      On October 22, 2004, we sued Russell Rothman in the Ontario Superior Court of Justice (Case No. 04-CV-277760CM2). We are seeking the rescission of agreements between us and Rothman, return of shares paid to him, and return of money paid. We had entered into an agreement with Rothman for the purchase of certain technology related to the production of hydrogen gas, for which he represented he owned all right and title. Rothman has counterclaimed against us for breach of contract in the amount of $2 billion and is asking for punitive damages in the amount of $10 million. On January 9, 2006, Rothman substantially amended his claim, and is now seeking $12 Million for breach of contract and punitive damages in the amount of $250,000. We believed, and despite the substantial amendments continue to believe, that the counterclaim was and is completely without merit.


--------------------------------------------------------------------------------

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
During the three months ended March 31, 2006, the Company issued 1,844,400 shares of its common stock for services performed totaling $245,066 or $0.13 per share (weighted average price).

During the three months ended March 31, 2006, the Company issued 60,000 shares of its common stock for services performed totaling $8,500 or $0.14 per share (weighted average price).

During the three months ended March 31, 2006, the Company issued 2,000,000 shares of its common stock for satisfaction of a related party liabilities (officers and directors of the Company) totaling $200,000 or $0.10 per share.

During the three months ended March 31, 2006, the Company issued 250,000 shares of its common stock related to exercise of stock warrants at an exercise price of $0.06 per share for a total cash proceeds of $14,875.

During the three months ended March 31, 2006, the Company issued 9,032,082 shares of its common stock related to conversion of convertible debts totaling $500,000. As of March 31, 2006, the entire convertible note principal balance totaling $500,000 was converted in 9,032,082 shares of the Company's common stock.

During the three months ended March 31, 2006, the Company granted stock options for 6,150,000 shares of it common stock to directors and employees, which options vested immediately and will be exercisable for a term of 3 years. In connection with these grants, the Company recorded an expense totaling $707,000 based upon fair value under Black-Scholes options pricing model. The assumptions used under the Black-Scholes option pricing model included an exercise price of $0.10, volatility rate of 324%, risk free interest rate of 3.5%, and life expectancy of 1.5 years.

The Company issued the securities in the referenced transactions in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters or placement agents employed in connection with the transactions described in this Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.


ITEM 5. OTHER INFORMATION.

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are filed with this Form 10-QSB:

Exhibit No.    Description
31.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2           Rule 13a-14(a)/15d-14(a) Certification of Treasurer and Principal
               Accounting Officer
32             Section 1350 Certifications


--------------------------------------------------------------------------------

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Alternate Energy Corp.

Date: May 16, 2006                  By: /s/ Blaine Froats
                                        -----------------
                                    Blaine Froats
                                    Chief Executive and Acting Principal
                                    Accounting Officer

      In accordance with the Exchange Act , this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Blaine Froats
-----------------
Blaine Froats                       Date: May 16, 2006
Director


/s/ Sean Froats
---------------
Sean Froats                         Date: May 16, 2006
Director


/s/ Jack Wasserman
------------------
Jack Wasserman                      Date: May 16, 2006
Director


--------------------------------------------------------------------------------

                                INDEX OF EXHIBITS


---------------------------- ---------------------------------------------------
Exhibit No.                  Description
---------------------------- ---------------------------------------------------
31.1                         Rule 13a-14(a)/15d-14(a) Certification of Chief
                             Executive Officer
---------------------------- ---------------------------------------------------
31.2                         Rule 13a-14(a)/15d-14(a) Certification of
                             Treasurer and Principal Accounting Officer
---------------------------- ---------------------------------------------------
32                           Section 1350 Certifications


--------------------------------------------------------------------------------
                                       17