Form 10QSB
period 2006-06-30
ALTERNATE ENERGY CORP
filed 2006-08-16
CIK 1075773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending June 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Issuer’s telephone number)

_________________N/A_________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 127,607,405 shares as of August 9, 2006.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Balance Sheets
	June 30, 2006 unaudited	December 31, 2005
ASSETS
Current
Cash	$227,390	$135,881
Lease receivable	45,781	-
Prepaid expenses and sundry assets	26,748	182,104
Marketable securities	364,909	11,250
	664,828	329,235
Other
Property and equipment, net	244,238	301,279
Patents and technology	218,000	218,000
	462,238	519,279

	$1,127,066	$848,514

LIABILITIES
Current
Accounts payable and accrued liabilities	$292,955	$134,361
Warrant Liability	-	167,427
Convertible debt	-	444,329
Due to director	326,001	466,455
	618,956	1,212,572

SHAREHOLDERS EQUITY
Capital stock	129,494	110,254
Additional paid in capital	28,444,081	25,982,150
Prepaid expenses paid with common stock	(135,839)	-
Accumulated other comprehensive income	(40,497)	10,654
(Deficit) Accumulated during development stage	(27,889,129)	(26,467,116)
	508,110	(364,058)

	$1,127.066	$848,514
{See accompanying notes to the financial statements.}

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Statements of Operations
Unaudited
	Three Months Ending June 30 2006	Three Months Ending June 30 2005	Six Months Ending June 30 2006	Six Months Ending June 30 2005	Inception To Date
REVENUE	$-	$-	$-	$-	$-

EXPENSES
Administrative	329,945	121,728	372,057	255,121	1,362,906
Consulting fees	330,888	416,716	1,287,223	878,304	13,058,408
Professional fees	150,301	122,121	208,542	267,170	1,193,939
Research and development	49,513	-	86,893	-	225,832
Financing expense	-	-	50,386	-	559,714
Impairment of intangible assets	-	-	-	-	1,947,458
Management fee	-	-	-	-	240,000
Recovery of loan	-	-	-	-	(202,000)
Depreciation	17,251	20,324	34,319	38,113	156,140
NET (LOSS) FROM OPERATIONS	(877,898)	(680,889)	(2,039,420)	(1,438,708)	(18,542,396)

OTHER INCOME (EXPENSES)
Other income	463,021	-	463,021	-	463,021
Gain on adjustment on derivative / warrant liability to fair value of underlying securities	-	-	167,427	-	1,075,339

NET (LOSS) FOR THE PERIOD	$414,877	$(680,889)	$1,408,972	$(1,438,708)	$(17,380,945)

NET (LOSS) PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	122,504,948	106,803,219	119,803,127	106,388,219
{See accompanying notes to the financial statements.}

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
Unaudited
Six months Ending June 30	2006	2005	Inception To Date
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,408,972)	$(1,432,822)	$(17,004,037)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock based expenses	1,490,615	629,469	12,297,395
Impairment of intangible assets	-	-	1,947,458
Depreciation and amortization	34,319	38,113	156,140
Accretion of principal related to convertible debt	50,386	-	494,715
(Gain) loss on derivatives related to warrants	(167,427)	-	(1,075,339)
(Gain) Loss on sale of marketable securities	(6,099)	-	137,031
(Gain) Loss on settlement	(376,909)	-	(376,909)
Changes in operating assets and liabilities
Increase (decrease) in deferred revenue	-	-	(81,086)
Decrease (increase) in prepaid expenses	19,518	(6,300)	(162,586)
Decrease (increase) in deferred consulting expense	-	-	-
Increase (decrease) accounts payable and accrued liabilities	209,579	54,558	141940

Net cash (used in ) operating activities	(154,990)	(716,982)	(3,525,279)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,271)	-	(428,372)
Purchase of patents and technology	-	(55,944)	(154,373)
Proceeds from (investment in) marketable securities	17,349	-	(147,463)

Net cash provided by (used in) investing activities	12,078	(55,944)	(730,208)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common shares for cash	174,875	-	3,456,875
Principal received from notes payable	-	500,000	500,000
Advances from directors and officers	59,546	(67,799)	526,001

Net cash provided by (used in) financing activities	234,421	432,201	4,482,876

NET INCREASE (DECREASE) IN CASH DURING PERIOD	91,509	(340,725)	227,390

CASH, BEGINNING OF THE PERIOD	135,881	418,253	-

CASH, END OF THE PERIOD	$227,390	$77,528

Non-cash activities
Common shares issued for patents and technology (net)	-	-	1,970,000
Common shares issued for note conversion	9,032,082	-	9,032,082
Common shares issued for satisfaction of due to related parties	200,000	-	200,000

{See accompanying notes to the financial statements.}

ALTERNATE ENERGY CORP. AND SUBSIDIARY
NOTES TO THE (UNAUDITED) CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED June 30, 2006

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

As contemplated by the Securities and Exchange Commission (the “SEC”) under Rule 10-01 of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that is included in the Company’s annual financial statements and footnotes thereto. For further information, refer to the financial statements and related footnotes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-KSB.

At June 30, 2006 and December 31, 2005, there were 7,780,000 and 8,680,000 options to purchase shares of common stock, respectively.

At June 30, 2006 and December 31, 2005, there were 127,007,405, and 110, 254,070 shares of common stock issued and outstanding, respectively.

2. CAPITAL STOCK

The Company is authorized under its charter to issue 50,000,000 shares of common stock, par value 0.001 per share.

The Company issued 6,053,425 shares of common stock during the three months ending June 30, 2006.

During the three months ended June 30, 2006, the Company issued 1,953,425 shares of its common stock for services performed for the Company totaling $260,434 or $0.13 per share (weighted average price).

During the three months ended June 30, 2006, the Company issued 1,600,000 shares of its common stock in a private placement of $160,000 to certain accredited investors.

During the three months ended June 30, 2006, the Company issued 2,500,000 shares of its common stock for bonuses paid to consultant of the company totaling $275,000 or $0.11 per share (weighted average price).

During the three months ended June 30, 2006, the Company issued warrants for 1,112,000 shares of it common stock with a seven year term at an exercise price per share of $0.17, and recorded an expense totaling $115,343 based upon the fair value of the warrants under the Black-Scholes options pricing model. The assumptions used under the Black-Scholes option pricing model included an exercise price of $0.17, volatility rate of 324%, risk free interest rate of 3.5%, and life expectancy of 1.5 years.

ITEM. 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following Management’s Discussion and Analysis and Plan of Operation should be read in conjunction with the financial statements, and the notes thereto included herein. The information contained below includes statements of our management’s beliefs, expectations, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see “Forward Looking Statements.”

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ, perhaps materially, from any future results, performance or achievements expressed or implied by forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	Our product development efforts;

•	The commercialization of our products;

•	Anticipated operating losses and capital expenditures;

•	Our estimates regarding our needs for additional financing;

•	Our estimates for future revenues and profitability; and

•
Sources of revenues and anticipated revenues, including contributions from corporate collaborations, license agreements and other collaborative efforts for the development and commercialization of our product candidates, and the continued viability and duration of those agreements and efforts.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this resale.

Overview

Alternate Energy Corp., formerly known as COI Solutions, Inc., was incorporated in the State of Nevada on August 1, 1997. The Company commenced active business operations on June 1, 2003 and is considered to be a development stage company under SFAS 7. Since 2003, we have had the objective of producing a clean, on demand hydrogen technology that would have global, multiple market applications on both a small and large scale. Our hydrogen production system leverages a non-toxic proprietary chemical reaction that yields high quality hydrogen along with a number of globally valuable chemical compounds. Our process is entirely chemical, not requiring electrolysis or any external source of electrical power.

In February 2004, we incorporated a wholly-owned subsidiary, 2040412 Ontario Inc. in the Province of Ontario, Canada. The subsidiary holds title to certain property and equipment reflected in our accounts.

The Company’s core technology is focused on production of on-demand, pure, safe hydrogen. Hydrogen has numerous applications, such as a fuel to power internal combustion engines and fuel cells, and in bulk form as a process ingredient in the food, pharmaceutical, oil refining, glass production and several other major manufacturing industries. Our hydrogen production process is designed to overcome three major industry obstacles: affordability, storage and safety. Our hydrogen production system leverages a chemical process that yields fuel-cell quality hydrogen with no known harmful by-products. Our hydrogen-maker can be scaled according to application and designed to directly supply almost any application on an as-needed basis, eliminating the need to store hydrogen in a compressed state.

Over the past three years, we have worked closely with Experchem Laboratories of Toronto Canada, a nationally recognized, independent chemical laboratory, to further refine our hydrogen generation process. The revised formulation has improved hydrogen production significantly, with the added creation of at least two valuable by-products. Since these by-products have a much higher value to weight ratio than the hydrogen itself, subsidization of the hydrogen’s selling price via the sale of this product will allow for this system to be more price competitive with current gasoline, diesel and hydrogen prices.

The first by-product was analyzed and certified by SGS Laboratories Canada, on September 7, 2005 as USP29-grade, the highest level of purity required for any existing use as a food-grade ingredient. This opens up immediate global market opportunities for bulk sales of these by-products to a long list of potential buyers in multiple markets.

Our Hydrogen Production Unit can be transported safely and could be designed for commercial small and large scale use, residential, and could even be installed in gas stations to satisfy a potential hydrogen-platform automotive sector. The hydrogen gas can be produced and sold on-site while the by-product can be stored in a liquid form in tanks for collection, processing and distribution on a regular basis. This would also apply to larger scale production facilities such as food processors, who could benefit greatly by hydrogen being produced on-site as a key ingredient in their process, as well providing a potential secondary source of electricity. In many cases, hydrogen is transported to these locations daily with trucking expenditures being a significant percentage of the overall cost of hydrogen, in some cases upwards of 40%. On-site production of hydrogen would eliminate the entire cost for transport to their facilities. In addition, our process produces low grade heat which could be captured and re-engineered for use as well.

The Company believes its hydrogen production technology could have immediate application in the areas of existing hydrogen industries such as hydrogenation of food oils and petro-chemicals, as well as emergent power uses including: back-up and, in some cases, primary power for commercial, industrial and military purposes; stationary and portable fuel cell power applications, in fuel cell-driven and internal combustion engine vehicles; and residential and commercial applications for users wishing to gain independence from the existing electrical grid. The chemical by-products produced by our hydrogen production process, via any one of the aforementioned hydrogen applications, are environmentally safe, meet applicable industry standards and possess wide, established global markets in the food products and pharmaceutical industries.

Basis of Presentation

These consolidated financial statements present the accounts of Alternate Energy Corp. and its wholly-owned subsidiary, 2040412 Ontario Inc. The consolidated entities are referred to herein as the “Company.” All significant intercompany accounts and transactions have been eliminated.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND NEW ACCOUNTING PRONOUNCEMENTS

Management's discussion and analysis of our financial condition and plan of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (the “United States”). The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed below:

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

Deferred Consulting Costs

We have issued shares of our common stock to service providers and consultants over the terms of their contracts, which range from one month to one year. These shares have been issued at the fair market value price at date of contract signing with the expense to be amortized over the term of the contract.

All deferred assets are recorded at fair market value at the time of issuance and are systematically reduced based on the terms of each agreement. Each party providing services had either positive working references or have had previously provided services to the Company and had performed their duties as per their contractual terms. The following is a chart of the current deferred consulting costs as of the period ending June 30, 2006 with accompanying notes:

NAME	PERIOD OF DEFERRAL	# OF SHARES
Corbee Dutchburn (1)	Up to August 31, 2006	114,500

Jason Froats (2)	July 18, 2006 to July 17, 2007	356,000

Administration (3)	Up to August 31, 2006	275,750

Research & Development (4)	Up to August 31, 2006	356,000
___________________________________________________
(1)	Corbee Dutchburn was hired to work in areas involving the management, marketing, product development and operations of the corporation.
(2)        Jason Froats, the son of Blaine Froats, and was hired to be the representative for investor relations as well as communication management.
(3)        Includes 214,000 shares issued to consultants and employees for general office duties, and 61,750 shares for bookkeeping and general administrational duties.
(4)	Shares issued to consultants and employees and deferred for Lab, engineering, research and technical support.

Loss per share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128,”Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to shares of common stock by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue stock were exercised and converted to shares of common stock.

Patents and Technology

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted in its entirety on May 22, 2003, we evaluate the carrying value of other intangible assets annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether or not the asset is impaired, we compare the fair value of the reporting unit to which the asset is assigned to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit to its carrying amount. The initial evaluation of our patents and technology, completed as of October 1, 2003 in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” resulted in no provision for impairment losses being recorded. Additionally, we performed our periodic review of intangible assets for impairment as of December 31, 2005 and identified asset impairment as a result of the review of approximately $1,906,000.

No event or circumstance has occurred that would more likely than not reduce the fair value of the reporting unit below its carrying amount since December 31, 2005. The changes in the carrying amount of patents and technology for the two years ended December 31, 2005 are as follows:

Balance, December 31, 2003	1,969,236
Patents and technology acquired during 2004	218,000
Patents and technology disposed of during the 2004 year	(62,863)
Balance, December 31, 2004	$2,124,373
Patents and Technology adjustment for impairment during the year	(1,906,373)
Balance, December 31, 2005	218,000

We are currently in litigation with Russell Rothman in the Ontario Superior Court of Justice (Case No. 04-CV-277760CM2) and are seeking the rescission of agreements between us and Rothman and restitution of shares and payments made to him. We had entered into an agreement with Rothman for the purchase of certain technology related to the production of hydrogen gas. Rothman represented to us that he had all right title and interest in the technology and had the ability to sell the technology. We alleged in our lawsuit that Rothman had in fact sold the technology to other companies, and on more than one occasion, prior to entering into the agreement with us. We do not rely on the Rothman technology for the production of hydrogen as we have developed our own proprietary processes for producing hydrogen. See also “Legal Proceedings” in Item 1 of Part II.

Income Taxes

We account for our income taxes under the liability method specified by SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the effective tax rates which will be in effect when these differences reverse.

Comprehensive Income

We have adopted SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of shareholder’s equity and in the balance sheet as a component of shareholder’s equity.

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

Stock Option Plans

On May 22, 2003, we adopted a stock option plan that is accounted for based on SFAS No. 123, “Accounting for Stock Based Applications” its related interpretations and then subsequently adopted SFAS No. 123R, “Share Based Payment”. The plan allows for the grant of options to persons employed or associated with us, including without limitation, any employee, director, general partner, officer, attorney, accountant, consultant or advisor up to an aggregate of 5,000,000 shares of common stock. The options have a term of expiration to be set by the Compensation Committee of the Board of Directors but will not exceed ten years after the grant date and the options vest immediately. The exercise price for each option is chosen at the discretion of the Compensation Committee. On February 24, 2005, we increased the number of shares to be issued under the plan to 15,000,000.

RESULTS OF OPERATIONS

FOR FISCAL QUARTER ENDED JUNE 30, 2006,
COMPARED TO THE FISCAL QUARTER ENDED JUNE 30, 2005

REVENUES

For the fiscal quarter ended June 30, 2006 and for the fiscal quarter ended June 30, 2005 we had no revenues. We are currently exploring a dual phase business strategy that may allow for the realization of revenue opportunities sooner as the Company continues development of our hydrogen production systems as well as our sales and marketing strategies.

OTHER INCOME

We received $ 85,000 through an amended agreement, $1,112 received in payments satisfying a lease agreement, 800,000 shares with a fair market value of $132,800 and $244,109 from the right to purchase 1,500,000 warrants at an exercise price of $0.19 having a three year term. The warrants were recorded based upon the fair value of the warrants under the Black-Scholes options pricing model. The assumptions used under the Black-Scholes option pricing model included an exercise price of $0.19, volatility rate of 236%, risk free interest rate of 3.5%, and life expectancy of 3 years.

EXPENSES

We had total expenses of $877,898 and $680,889 in the fiscal quarter ended June 30, 2006 and June 30, 2005, respectively. Our expenses for the fiscal quarter ended June 30, 2006 and June 30, 2005 consisted of $329,946 and $121,728 in administrative expenses, respectively, $330,888 and 416,716 in consulting fees, $150,301 and $122,121 in professional fees, respectively, $49,513 and $0 for research and development, respectively, $17,251 and $20,324 in depreciation, respectively. During the fiscal quarter ended June 30, 2006, our expenses were 29% higher than in fiscal quarter ended June 30, 2005, mostly due to increased administrative expenses.

There was an increase of $208,218 in administrative expenses in the fiscal quarter ending June 30, 2006 as compared to the fiscal quarter ending June 30, 2005. This increase is attributed to bonus expenses in connection with issuances of shares of common stock as well as expenditures to overall administrative needs over a multitude of areas, including insurance and travel requirements.

There was a decrease in consulting fee expenses of $85,828 in the fiscal quarter ending June 30, 2006 as compared to the fiscal quarter ending June 30, 2005. The decrease is mainly attributed to the utilization of core consultants to the Company with shares of common stock having been issued to certain consultants reducing the total cash fees paid and due.

Professional fees increased by $28,180 in the fiscal quarter ending June 30, 2006 as compared to the fiscal quarter ending June 30, 2005. This increase is attributed to accounting and legal expenses in connection with general operational activity.

There was an increase in R&D expenses of $49,513 in the fiscal quarter ending June 30, 2006 as compared to the fiscal quarter ending June 30, 2005 as we continue on our course of action with testing and development of our hydrogen production systems as well as our valuable byproducts.

There was a decrease of $3,073 in depreciation expenses relative to our fixed assets as per our scheduled depreciation table.

Over the next 12 months, we anticipate that our expenses will not increase substantially over our expenses in the period ending June 30, 2006, unless additional financing is obtained. In the event significant financing is obtained, we would expect that expenses will only increase in proportion with the amount of funds received as a result of any such financing. We will continue as planned in the goals set for the continued development, sales and marketing of our hydrogen production system and sale of by-products.

NET LOSS
We had a net loss of $414,877 in the fiscal quarter ended June 30, 2006, compared with a net loss of $680,889 in the fiscal quarter ended June 30, 2005. The decrease of $266,012 in the net loss in the 2006 fiscal quarter compared to the 2005 fiscal quarter relates primarily to the increase in other income in the fiscal quarter ended June 30, 2006 period. Management believes that, for the fiscal year ending December 31, 2006, we will continue to incur losses at the rate experienced during the second quarter and we would only be able to slow our losses if we can create and sustain significant revenues from our hydrogen production system and byproducts.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $414,877 and $680,889 for the quarters ended June 30, 2006 and June 30, 2005, respectively, and have an accumulated deficit of $27,889,129 at June 30, 2006. We had $227,390 in cash on, hand as of June 30, 2006. Management may obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon our ultimately obtaining profitable operations. However, no assurances can be given that we will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

Management believes that the net proceeds from the convertible notes issued in March 2005 together with cash generated from private placements, including an interim equity financing on April 28, 2006, will be sufficient to meet the company’s short term cash requirements into the third quarter of 2006. However, these funds will not be sufficient to meet the cash requirements for this year ending December 31, 2006. Due to no cash generated from operations, we currently do not have internally generated cash sufficient to pay all of our incurred expenses and other liabilities. As a result, we are dependent on investor capital and loans to meet our expenses and obligations. Although investor funds have allowed us to meet our obligations in the recent past, there can be no assurances that our present methods of generating cash flow will be sufficient to meet future obligations. Historically, we have, from time to time, been able to raise additional capital, but there can be no assurances that we will be able to raise additional capital in this manner.

Net cash used in operating activities was $212,919 for the six month period ended June 30, 2006, compared with $716,982 for the six month period ended June 30, 2005. The net cash used for this period resulted mainly from consulting fees to continue the ongoing movement towards the development, marketing and operations of the company. The consulting fees were paid in shares of common stock of the company.

Net cash obtained from financing activities was $234,421 for the six month period ended June 30, 2006, compared with $432,201 for the six month period ended June 30, 2005. In the six month period ended June 30, 2006, we reduced a loan from one of our directors and also received $160,000 in proceeds from the sale of shares of common stock described below. In the six month period ending June 30, 2006, we received $500,000 from accredited investors and advances from Blaine Froats, one of our directors.

Net cash provided by investing activities for the six month period ended June 30, 2006 was $364,831. The investing activities during the six month period ended June 30, 2006 was from the sale and acquisition of marketable securities.

On April 28, 2006, we sold 1,600,000 shares of common stock at a price of $0.10 per share, for a total of $160,000, to certain accredited investors.

On April 1, 2006 the Company entered into a lease agreement with Astris Energi, Inc. The company will lease certain equipment to Astris over a 48 month period.

In March 2005, the Company entered into a convertible debenture agreement (described below). The initial closing for $500,000 and its conversion features triggered the anti-dilution clause included in our private placement agreements with certain accredited investors. As such, an additional 2,811,429 shares of common stock will need to be issued to these investors. At June 30, 2006, 324,857 shares of common stock were issued with 2,486,572 shares remaining to be issued.

On March 2, 2005, we entered into a private placement with certain institutional accredited investors whereby these investors agreed to purchase up to $1,500,000 in convertible Notes, with Class A Warrants to purchase a number of shares equal to the number of shares to which the Notes are convertible, at a price of $0.40 per share expiring in 3 years, Class B Warrants to purchase up to three times the amount of Notes purchased at the initial closing at an exercise price equal to 70% of the volume weighted average price for the five days preceding the closing ($0.2875 per share) exercisable until 90 days after a resale registration statement is declared effective, and Class C Warrants to purchase 400,000 shares at $0.40 per share and 600,000 shares at $1.00 per share, exercisable for 3 years from the date of the closing. The Notes were initially convertible into shares of our common stock at 70% of the average closing bid price for the 5 days preceding the notice to convert with an initial ceiling of $0.35 per share and floor of $0.15 per share. Under the terms of the Notes, the floor is no longer effective. The Notes carry an interest rate of 6%, payable quarterly in arrears in either cash or our stock, at our discretion.

  As of June 30, 2006, we have received $500,000 in proceeds from the investors and have issued warrants to purchase a total of 8,054,674 shares of common stock. Of this total there were 2,563,668 Class A warrants, 5,291,005 Class B warrants and 200,000 Class C warrants issued, all of which have been converted to shares of common stock.

In January 2004, we entered into a private placement with institutional and accredited investors pursuant to which we sold a total of 5,500,000 shares of common stock at a price of $0.50 per share and warrants to purchase a total of 2,750,000 shares of common stock at an exercise price of $0.85 per share. The warrants have a three year term. We received gross proceeds of $2,750,000 from this transaction.

In November 2004, we cancelled 30,000,000 shares that were returned to us by AEC 1, Inc as part of an agreement that we divest certain non-core technology. Under the terms of the agreement, to return certain patents and technology to their original owner, the Company transferred these patents and technology to our parent company, AEC 1, Inc. In consideration for this transfer of the patents and technology, the Company received 30,000,000 of its own shares from AEC 1, Inc. which were subsequently cancelled.

Though these technologies possessed market potential, our final analysis concluded that their development required an extremely high outlay of capital and would produce only marginal profitability. Management therefore decided to divest and focus on its hydrogen production units. On November 1, 2004, we agreed to release these non-core technologies in order to facilitate and reacquire 30,000,000 shares of Alternate Energy Corp. from AEC 1, Inc.

We held 1,000,000 shares of Astris Energi Inc. (“ASRNF”) as of December 31, 2004, which comprised an ownership interest in ASRNF of 2.65%. These shares were purchased for the sum of $300,000 at the value of $0.30 per share and adjusted as per market value for that period. We sold all 1,000,000 shares of the ASRNF securities between September 1, 2005 and March 31, 2006, incurring a loss on the investment, which is reflected in the consolidated statements of cash flows.

During the fiscal quarter ended June 30, 2006, a contract between the Company and ASRNF was amended and we received 800,000 restricted shares of common stock of Astris Energi Inc. (ASRNF), $85,000 in cash and the rights to purchase 1,500,000 warrants at $0.17 for a period of three years. On the Over-The Counter Bulletin Board, the last reported sale price of ASRNF’s common stock was $0.07.

While we believe that we will have sufficient cash to meet our short-term capital requirements, there are no assurances that we will be able to raise sufficient funds to meet long-term capital needs as management estimates that we will require several million dollars towards the end of fiscal year ended 2006 to continue towards the goals set forth in our business strategy as stated in the Company’s annual report on form 10-KSB for the fiscal year ended December 31, 2005. We may also seek alternative sources of financing, including from more conventional sources such as bank loans and credit lines, although no assurances in this regard can be made. Further, the availability of any future financing may not be on terms that are satisfactory to the Company.

From time to time, we may evaluate potential acquisitions involving complementary businesses, content, products or technologies. We have no present agreements or understanding with respect to any such acquisition. Our future capital requirements will depend on many factors, including growth of our business, the success of our operations, economic conditions and other factors including the results of future operations.

PLAN OF OPERATION

Over the next twelve months we will be working on a number of concurrent initiatives:

Revenue Generation

On Thursday, April 6, 2006, we received a letter of interest from BOM Brazil (“BOM”), a major producer of hydrogenated castor bean oils and its derivatives in the Americas, to supply them with its high purity, affordable and on-site hydrogen. We are now working towards the securing of a five-year contract to supply BOM with on-site hydrogen at an extremely competitive price to what BOM is presently paying. This will likely save BOM considerable expenses related to its cost of hydrogen, since it is currently trucked-in on a daily basis. We intend to design and build a hydrogen production facility on their site in Salvador, Brazil, which will produce a pre-determined volume of hydrogen, as mutually agreed upon by the contract. We will retain all rights to the by-product.

Contingent on the securing of a signed contract, we expect to contract a reputable engineering firm in the designing and project management relating to the construction of this turn-key operation. We believe that the financing of the facility and equipment, together with the related capital requirements can be found on a project financing basis, and therefore does not expect to be required to provide this funding. Assuming the completion of contractual requirements and project financing by August 1, 2007, we estimate a turn-key plant could be completed by June 1, 2008. We would expect revenues of hydrogen and by-product to commence the shortly thereafter.

Other revenue opportunities are being considered to supply hydrogen and by-products to a variety of industries and applications in traditional and emerging markets.

Research & Development

Process optimization of by-product number two continues this year with our principal technical team and Experchem Labs, while new research has been initiated by our University of Waterloo Co-op chemical engineering students to minimize raw material costs for both by-product processes, as well to identify the future development of innovative, hydrogen yielding chemical reactions.

Partnerships / Strategic Alliances

During the period we entered into an agreement with Genesys Engineering, P.C. (“Genesys”) to design and construct bulk hydrogen production plants for our customers on an exclusive basis. We and Genesys leadership have been in general discussions over time, and with rising interest being expressed by certain of our potential customers in its bulk hydrogen production process, it has become apparent that we needed to develop a long term relationship with a design, engineering and construction firm that has experience and a long term interest in the energy industry.

Over the next 12 months, we will continue to showcase Genesys’ hydrogen production technology to a list of prospective commercial customers, potential licensees, select government and institutional contacts and other interested commercial parties. These groups have been pre-qualified as having a demonstrated need for quality hydrogen and/or one or both by-products.

In order to accomplish and continue with these steps, management estimates that we will require several million dollars towards the end of fiscal year ended 2006. As we do not have any current revenue, we anticipate such funds will come from loans from our officers and private placements of our common stock.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 3. CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and the principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2006. In addition, the Company’s management, with the participation of the Company’s principal executive officer and the principal financial officer, reviewed our internal control over financial reporting. There were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal quarter ended June 30, 2006.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  On October 22, 2004, we filed a lawsuit against Russell Rothman in the Ontario Superior Court of Justice (Case No. 04-CV-277760CM2).  We are seeking the rescission of our agreements with Rothman and restitution of payments we made to him, including shares of common stock we issued to him.  We had entered into an agreement with Rothman for the purchase of certain technology related to the production of hydrogen gas, for which he represented he owned all right and title.  Rothman has filed a countersuit against us for breach of contract in the amount of $2 billion and is asking for punitive damages in the amount of $10 million.  On January 9, 2006, Rothman substantially amended his claim, and is now seeking $12 million for breach of contract and punitive damages in the amount of $250,000. We continue to believe that the counterclaim has no merit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2006, the Company issued 1,953,425 shares of its common stock for services performed for the Company by its consultants and employees totaling $260,434 or $0.13 per share (weighted average price).

During the three months ended June 30, 2006, the Company issued 1,600,000 shares of its common stock in a private placement for an aggregate purchase price of $160,000. The $160,000 in proceeds to the Company was used for working capital purposes.

During the three months ended June 30, 2006, the Company issued 2,500,000 shares of its common stock for bonuses payable to consultant to the Company totaling $275,000 or $0.11 per share (weighted average price).

During the three months ended June 30, 2006, the Company issued warrants for 1,112,000 shares of it common stock with a seven year term at an exercise price per share of $0.17, and recorded an expense totaling $115,343 based upon the fair value of the warrants under the Black-Scholes options pricing model. The assumptions used under the Black-Scholes option pricing model included an exercise price of $0.17, volatility rate of 324%, risk free interest rate of 3.5%, and life expectancy of 1.5 years.

The Company issued the securities in the referenced transactions in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters or placement agents employed in connection with the transactions described in this Item 2.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

The following exhibits are filed with this Form 10-QSB:

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Treasurer and Principal Accounting Officer
32	Section 1350 Certifications
99.1	Equipment Lease Agreement

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alternate Energy Corp.

Date: August 14, 2006	By:	/s/ Blaine Froats
Blaine Froats
Chief Executive

Alternate Energy Corp.

Date: August 14, 2006	By:	/s/ Jack Wasserman
Jack Wasserman
Treasurer and Principal Accounting Officer

INDEX OF EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Treasurer and Principal Accounting Officer
32	Section 1350 Certifications
99.1	Equipment Lease Agreement