Form 10QSB
period 2006-09-30
ALTERNATE ENERGY CORP
filed 2006-11-14
CIK 1075773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 128,238,905 shares as of November 3, 2006.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                             ALTERNATE ENERGY CORP.

                          (A Development Stage Company)

                         QUARTERLY REPORT ON FORM 10-QSB
                 FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2006

                                      INDEX

                                     PART I

                              FINANCIAL INFORMATION

Item 1 - Consolidated Balance Sheets as of September 30, 2006(Unaudited)              F1

         Consolidated Statements of Operations for the Three and Nine Months
         Ended September 30, 2006 and 2005 (Unaudited)                                F2

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 2006 and 2005 (Unaudited)                                F3

         Notes to the Unaudited Consolidated Financial Statements                F4 - F6

Item 2 - Management's Discussion and Analysis or Plan of Operation                   1-9

Item 3 - Controls and Procedures                                                       9

                           PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings                                                   9

          Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds      9-10

          Item 3 - Defaults Upon Senior Securities                                    10

          Item 4 - Submission of Matters to a Vote of Security Holders                10

          Item 5 - Other Information                                                  10

          Item 6 - Exhibits and Reports on Form 8-K                                10-11

--------------------------------------------------------------------------------
                                     INDEX

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Balance Sheets
--------------------------------------------------------------------------------
                                                   September 30,
                                                       2006        December 31,
                                                    unaudited         2005
--------------------------------------------------------------------------------
ASSETS
   Current
      Cash                                         $    161,971    $    135,881
      Lease receivable                                   40,153              --

      Prepaid expenses and sundry assets                 32,478         182,104

      Marketable securities                             176,892          11,250
                                                   ------------    ------------
                                                        411,494         329,235
                                                   ------------    ------------
   Other

      Property and equipment, net                       227,410         301,279

      Patents and technology                                 --         218,000
                                                   ------------    ------------

                                                        227,410         519,279
                                                   ------------    ------------

                                                   ------------    ------------
                                                   $    638,904    $    848,514
                                                   ------------    ------------

LIABILITIES
   Current
      Accounts payable and accrued liabilities     $    311,596    $    134,361

      Warrant Liability                                      --         167,427

      Convertible debt                                       --         444,329

      Due to director                                   404,645         466,455
                                                   ------------    ------------

                                                        716,241       1,212,572
                                                   ------------    ------------

SHAREHOLDERS EQUITY

   Capital stock                                        130,447         110,254
   Additional paid in capital                        28,529,910      25,982,150
   Prepaid expenses paid with common stock              (60,253)             --

   Accumulated other comprehensive income              (227,441)         10,654
   (Deficit) Accumulated during development stage   (28,450,000)    (26,467,116)
                                                   ------------    ------------
                                                        (77,337)       (364,058)
                                                   ------------    ------------

                                                   ------------    ------------
                                                   $    638,904    $    848,514
                                                   ------------    ------------

{See accompanying notes to the financial statements.}

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Statements of Operations
Unaudited

------------------------------------------------------------------------------------------------------------------------------------
                                                        Three          Three           Nine            Nine
                                                        Months         Months          Months         Months
                                                        Ending         Ending         Ending          Ending
                                                       September      September      September       September        Inception To
                                                        30 2006        30 2005        30 2006         30 2005             Date
------------------------------------------------------------------------------------------------------------------------------------
REVENUE                                               $        --    $         --  $          --    $          --    $          --
                                                      -----------    ------------  -------------    -------------    -------------

EXPENSES
   Administrative                                          49,251          60,452        421,308          315,563        1,412,157
   Consulting fees                                        175,441         244,011      1,462,664        1,122,315       13,233,849
   Professional fees                                       43,467          48,176        252,009          226,125        1,237,406
   Research and development                                59,720              --        146,613               --          285,552
   Financing expense                                           --              --         50,386               --          559,714
   Impairment of intangible assets                        218,000              --        218,000               --        2,165,458
   Management fee                                              --              --             --               --          240,000
   Recovery of loan                                            --              --             --               --         (202,000)
   Depreciation                                            16,828          23,896         51,147           62,009          172,968
                                                      -----------    ------------  -------------    -------------    -------------
  NET (LOSS) FROM OPERATIONS                             (562,707)       (376,535)    (2,602,127)      (1,726,012)     (19,105,104)
                                                      -----------    ------------  -------------    -------------    -------------

OTHER INCOME (EXPENSES)
  Other income                                              1,836              --        464,857               --          464,857
  Gain on adjustment on derivative /
  warrant liability to fair
  value of underlying securities                               --              --        167,427               --        1,075,339

                                                      -----------    ------------  -------------    -------------    -------------
NET (LOSS) FOR THE PERIOD                             $  (560,871)   $   (376,535) $  (1,969,843)   $  (1,726,012)   $ (17,564,908)
                                                      -----------    ------------  -------------    -------------    -------------

NET (LOSS) PER SHARE                                  $     (0.00)   $      (0.00) $       (0.02)   $       (0.02)
                                                      -----------    ------------  -------------    -------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                             127,458,163     106,974,398    119,918,135     106,102,170
                                                      -----------    ------------  -------------    -------------

{See accompanying notes to the financial statements.}

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
Unaudited

--------------------------------------------------------------------------------------------------------------------
                                                                                                         Inception
Nine months Ending September 30                                              2006           2005          To Date
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                           $ (1,969,843)   $ (1,726,012)   $(17,564,908)
   Adjustments to reconcile net loss from operations to
     net cash used in operating activities:
        Stock based expenses                                               1,577,400         553,787      12,384,180
        Impairment of intangible assets                                      218,000              --       2,165,458
        Depreciation and amortization                                         51,147          62,009         156,140
        Accretion of principal related to convertible debt                    50,386              --         494,715
        (Gain) loss on derivatives related to warrants                      (167,427)             --      (1,075,339)
        (Gain) Loss on sale of marketable securities                          (6,099)        (33,546)        137,031
        (Gain) Loss on settlement                                           (376,909)             --        (376,909)
   Changes in operating assets and liabilities
        Increase (decrease) in deferred revenue                              (40,153)             --        (121,239)
          Decrease (increase) in prepaid expenses                            149,625          13,878         (92,732)
          Decrease (increase) in deferred consulting expense                      --         208,184              --
         Increase (decrease) accounts payable and accrued liabilities        214,820          80,774         224,262

                                                                        ------------    ------------    ------------
   Net cash (used in ) operating activities                                 (299,053)       (840,926)     (3,669,341)
                                                                        ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                         (5,271)             --        (428,372)
   Purchase of patents and technology                                             --         (60,266)       (154,373)
   Proceeds from (investment in) marketable securities                        17,349          39,050        (147,463)

                                                                        ------------    ------------    ------------
   Net cash provided by (used in) investing activities                        12,078         (21,216)       (730,208)
                                                                        ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issue of common shares for cash                                           174,875              --       3,456,875
   Principal received from notes payable                                          --         500,000         500,000
   Advances from directors and officers                                      138,190          47,592         604,645

                                                                        ------------    ------------    ------------
   Net cash provided by (used in) financing activities                       313,065         547,592       4,561,520
                                                                        ------------    ------------    ------------

  NET INCREASE (DECREASE) IN CASH DURING PERIOD                               26,090        (314,550)        161,971

  CASH, BEGINNING OF THE PERIOD                                              135,881         418,253              --
                                                                        ------------    ------------    ------------

  CASH, END OF THE PERIOD                                               $    161,971    $    103,703    $    161,971
                                                                        ------------    ------------    ------------

  Non-cash activities
       Common shares issued for patents and technology (net)                      --              --       1,970,000
       Issuance of common stock for note conversion                     $    494,715              --         464,715
       Issuance of common stock for satisfaction of accrued
       liabilities due to related parties                               $    200,000              --         200,000

       Issuance of common stock for prepaid expenses                    $     60,253                          60,253
---------------------------------------------------------------------   ------------    ------------    ------------

{See accompanying notes to the financial statements.}

ALTERNATE ENERGY CORP.
(A Development Stage Company)
NOTES TO THE (UNAUDITED) CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED September 30, 2006

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

      As contemplated by the Securities and Exchange Commission (the "SEC") under Rule 10-01 of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that is included in the Company's annual financial statements and footnotes thereto. For further information, refer to the financial statements and related footnotes for the year ended December 31, 2005 included in the Company's Annual Report on Form 10-KSB.

2. BACKGROUND INFORMATION

      Alternate Energy Corporation (the "Company"), formerly known as COI Solutions, Inc., was incorporated in the State of Nevada on August 1, 1997. The Company commenced active business operations on June 1, 2003 and is considered to be a development stage company under SFAS 7. Since 2003, the Company has had the objective of producing a clean, on demand hydrogen technology that would have global, multiple market applications on both a small and large scale. The Company's hydrogen production system leverages a non-toxic proprietary chemical reaction that yields high quality hydrogen along with a number of globally valuable chemical compounds. The Company's process is entirely chemical, not requiring electrolysis or any external source of electrical power.

      In February 2004, the Company incorporated a wholly-owned subsidiary, 2040412 Ontario Inc. in the Province of Ontario, Canada. The subsidiary holds title to certain property and equipment reflected in the Company's accounts.

3. LIQUIDITY

      During the nine months ended September 30, 2006 and 2005, the Company incurred losses of $1,969,843 and $1,726,012, respectively and cash used in operations was $299,053 and $840,926, respectively. The Company financed its operations using sales of its common stock, the exercise of share purchase warrants, vendor credit, debt financing and convertible notes.

      Management believes that the net proceeds from private placements, including an interim equity financing on April 28, 2006, will be sufficient to meet the Company's short term cash requirements into the first quarter of 2007. Accordingly, the Company will continue to seek additional financing through issuance of debt and/or equity securities.

4. MARKETABLE SECURITIES

      As of September 30, 2006, the Company holds 800,000 restricted shares of common stock of Astris Energi Inc. and the rights to purchase 1,500,000 warrants at $0.19 for a period of three years with an unrealized loss of $200,017. On the Over-The Counter Bulletin Board, the reported sale price of Astris Energi's common stock was $0.071 as of November 9, 2006.

5. PROPERTY AND EQUIPMENT

                                       Accumulated     September 30,
                            Cost       Amortization        2006
                         ---------     ------------    ------------

   Automobile            $  90,465      $  37,694       $  52,771
   Computer hardware        34,883         15,871          19,012
   Equipment               242,043         93,913         148,130
   Telephone                 2,402          1,382           1,020
   Office equipment          4,385          1,030           3,355
   VOIP system               1,814            181           1,633
   Software                  2,234            745           1,489
                          --------       --------        --------

                          $378,326       $150,816        $227,410
                          ========       ========        ========

6. RELATED PARTY TRANSACTIONS

      As of September 30, 2006, the Company was indebted $404,645 (as of December 31, 2005 - $466,455) to a director, Blaine Froats, for consulting fees totaling $133,585 and $271,060 pursuant to a non-interest bearing demand note executed on January 1, 2006. The loan total does not represent a one-time lump sum but rather a series of transactions between 2003 and the present.

      The Company is indebted to Marilyn Froats, spouse of Blaine Froats, $91,896 (as of December 31, 2005 - $31,000) in consulting fees for the services rendered during the period between July 1, 2005 to September 30, 2006.

      The Company is indebted to Don Froats, family member of Blaine Froats, $46,491 (As of December 31, 2006 - $40,817) for liabilities paid on behalf of the Company. The amount due is non-interest bearing, due on demand and has no fixed repayment terms.

      During the three month period ended September 30, 2006, an amount totaling $36,655 was paid as consulting expenses to family members who are not directors (December 31, 2005 - $172,515).

7. CAPITAL STOCK

      The Company is authorized under its charter to issue 250,000,000 shares of common stock, par value 0.001 per share.


         The Company issued 953,500 shares of common stock during the three months ending September 30, 2006. The issued 953,500 shares of common stock were to consultants for services performed for the Company totaling $86,681or $0.09 per share (weighted average price).

         At September 30, 2006 and December 31, 2005, there were 127,960,905, and 110, 254,070 shares of common stock issued and outstanding, respectively.

8. DEFERRED CONSULTING COSTS

      The Company issued shares of its common stock to service providers and consultants over the terms of their contracts, which range from one month to one year. These shares have been issued at the fair market value price at date of contract signing with the expense to be amortized over the term of the contract.

      All deferred assets are recorded at fair market value at the time of issuance and are systematically reduced based on the terms of each agreement. Each party providing services had either positive working references or have had previously provided services to the Company and had performed their duties as per their contractual terms. The following is a chart of the current deferred consulting costs as at the period ending September 30, 2006 with accompanying notes:

NAME                          PERIOD OF DEFERRAL                   # OF SHARES
----                          ------------------                   -----------

Operations (1)                Up to October 3, 2006                25,000


Administration (2)            Up to November 30, 2006              239,750


Research & Development (3)    Up to November 30, 2006              70,000

---------------------------------------------------
(1) Shares issued to consultants involving the management, marketing, product development and operations of the Company.
(2) Includes 88,000 shares issued to consultants and employees for general office duties, and 151,750 shares for bookkeeping and general administrational duties.
(3) Shares issued to consultants and employees and deferred for lab, engineering, research and technical support.

9. STOCK OPTIONS AND WARRANTS

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

      At September 30, 2006 and December 31, 2005, there were 7,780,000 and 8,680,000 options to purchase shares of common stock, respectively. There were no exercised, expired or issued options during the three month period.

      The total amount of warrants outstanding at September 30, 2006 was 11,157,146. There were no expired or issued warrants during the three month period.

10. NET INCOME (LOSS) PER COMMON SHARE

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

ITEM. 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

      The following Management's Discussion and Analysis and Plan of Operation should be read in conjunction with the financial statements, and the notes thereto included herein.

Forward-Looking Statements

      This Quarterly Report on Form 10-QSB contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ, perhaps materially, from any future results, performance or achievements expressed or implied by forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

      In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Any forward-looking statements, speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-QSB, except as required by law.

Background

      We are a development stage company. We have not earned revenues from our technology through September 30, 2006. We are currently developing our core technology which is focused on production of on-demand, pure, safe hydrogen. Hydrogen has numerous applications, such as a fuel to power internal combustion engines and fuel cells, and in bulk form, as a process ingredient in the food, pharmaceutical, oil refining, glass production and several other major manufacturing industries. Our hydrogen production process is designed to overcome three major industry obstacles: affordability, storage and safety. Our hydrogen production system leverages a chemical process that yields fuel-cell quality hydrogen with no known harmful by-products. Our hydrogen-maker can be scaled according to application and designed to directly supply almost any application on an as-needed basis, eliminating the need to store hydrogen in a compressed state.

      Over the past three years, we have worked closely with Experchem Laboratories of Toronto Canada, a nationally recognized, independent chemical laboratory, to further refine our hydrogen generation process. The revised formulation has improved hydrogen production significantly, with the added creation of at least two valuable by-products. Since these by-products have a much higher value to weight ratio than the hydrogen itself, Management believes subsidization of the hydrogen's selling price via the sale of this product will allow for this system to be more price competitive with current gasoline, diesel and hydrogen prices.

      The first by-product was analyzed and certified by SGS Laboratories Canada, on September 7, 2005 as USP29-grade, the highest level of purity required for any existing use as a food-grade ingredient. This opens up immediate global market opportunities for bulk sales of these by-products to a long list of potential buyers in multiple markets.

      We believe our Hydrogen Production Unit can be transported safely and could be designed for commercial small and large scale use, residential, and could even be installed in gas stations to satisfy a potential hydrogen-platform automotive sector. We expect that the hydrogen gas can be produced and sold on-site while the by-product can be stored in a liquid form in tanks for collection, processing and distribution on a regular basis. This would also apply to larger scale production facilities such as food processors, who could benefit greatly by hydrogen being produced on-site as a key ingredient in their process, as well providing a potential secondary source of electricity. However, we do not currently have any units deployed in these ways. In many cases, hydrogen is transported to these locations daily with trucking expenditures being a significant percentage of the overall cost of hydrogen, in some cases upwards of 40%. On-site production of hydrogen would eliminate the entire cost for transport to their facilities. In addition, our process produces low grade heat which could be captured and re-engineered for use as well.

      We believe our hydrogen production technology could have immediate application in the areas of existing hydrogen industries such as hydrogenation of food oils and petro-chemicals, as well as emergent power uses including: back-up and, in some cases, primary power for commercial, industrial and military purposes; stationary and portable fuel cell power applications, in fuel cell-driven and internal combustion engine vehicles; and residential and commercial applications for users wishing to gain independence from the existing electrical grid. The chemical by-products produced by our hydrogen production process, via any one of the aforementioned hydrogen applications, are environmentally safe, meet applicable industry standards and possess wide, established global markets in the food products and pharmaceutical industries.

Basis of Presentation

      These consolidated financial statements present the accounts of Alternate Energy and its wholly-owned subsidiary, 2040412 Ontario, Inc. All significant intercompany accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments

      Our estimate's of the fair value of cash, lease receivables, marketable securities, accounts payable and accrued liabilities, warrant liability, convertible note and due to directors and officers approximates the carrying value.

Deferred Consulting Costs

      We have issued shares to service providers and consultants over the terms of their contracts which range from three months to one year. We have issued shares at the fair market value price at date of contract signing and we amortize the expense monthly over the term of the contract.

Marketable Securities

      Marketable securities are classified as current, are available for sale and are stated at fair market value. The net excess of fair market value over cost is included in Accumulated Other Comprehensive Income (Loss) on the Balance Sheet.

Patents and Technology

      In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which was adopted in its entirety on May 22, 2003, we evaluate the carrying value of other intangible assets annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether or not the asset is impaired, we compare the fair value of the reporting unit to which the asset is assigned to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit to its carrying amount. The initial evaluation of our patents and technology, completed as of October 1, 2003 in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," resulted in no provision for impairment losses being recorded. Additionally, we performed our periodic review of intangible assets for impairment as of December 31, 2005 and identified asset impairment as a result of the review of approximately $1,906,000.

      During the fiscal quarter ending September 30, 2006 the review and evaluation of our intangible assets has shown an impairment of $218,000. We do not rely on this technology as we have developed our own proprietary processes for producing hydrogen. The changes in the carrying amount of patents and technology for the two years ended September 30, 2006 are as follows:

Balance, December 31, 2004                                         $ 2,124,373
                                                                   -----------

Patents and Technology adjustment for impairment during the 2005    (1,906,373)
                                                                   -----------
year

Balance, December 31, 2005                                             218,000
                                                                   -----------

Patents and Technology adjustment for impairment during the year      (218,000)
                                                                   -----------

Balance, September 30, 2006                                        $         0
                                                                   -----------

      We had purchased technology during the 2004 fiscal year and had filed for provisional patents for the same. We have reviewed this intangible asset and have evaluated impairment in view of the fact that the technology is no longer functional to us. Through our own extensive research and development we have developed our own proprietary process for producing hydrogen. This process has improved hydrogen production significantly, with the added creation of valuable by-products. Since these by-products have a much higher value to weight ratio than the hydrogen itself, we believe subsidization of the hydrogen's selling price via the sale of this product will allow for this process to be more price competitive with current gasoline, diesel and hydrogen prices.

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

Comprehensive Income

      We have adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of shareholder's equity and in the balance sheet as a component of shareholder's equity.

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

Stock Option Plans

      On May 22, 2003, we adopted a stock option plan that is accounted for based on SFAS No. 123, "Accounting for Stock Based Applications" its related interpretations and then subsequently adopted SFAS No. 123R, "Share Based Payment". The plan allows for the grant of options to persons employed or associated with us, including without limitation, any employee, director, general partner, officer, attorney, accountant, consultant or advisor up to an aggregate of 5,000,000 shares of common stock. The options have a term of expiration to be set by the Compensation Committee of the Board of Directors but will not exceed ten years after the grant date and the options vest immediately. The exercise price for each option is chosen at the discretion of the Compensation Committee. On February 24, 2005, we increased the number of shares to be issued under the plan to 15,000,000.

RESULTS OF OPERATIONS

                  FOR FISCAL QUARTER ENDED SEPTEMBER 30, 2006,
             COMPARED TO THE FISCAL QUARTER ENDED SEPTEMBER 30, 2005
REVENUES

      For the fiscal quarter ended September 30, 2006 and for the fiscal quarter ended September 30, 2005 we had no revenues. As a development stage company we are working diligently to progress our technology into realized revenue. We are continuing with our exploration of our dual phase business strategy that may allow for the realization of revenue opportunities sooner as we continues development and refinement of our hydrogen production systems as well as our sales and marketing strategies.

OTHER INCOME

      For the fiscal quarter ended September 30, 2006, we received $1,836 in payments satisfying a lease agreement.

EXPENSES

      We had total expenses of $562,707 and $376,535 in the fiscal quarter ended September 30, 2006 and September 30, 2005, respectively. Our expenses for the fiscal quarter ended September 30, 2006 and September 30, 2005 consisted of $49,251 and $60,452 in administrative expenses, respectively, $175,441 and $244,011 in consulting fees, $43,467 and $48,176 in professional fees, respectively, $59,720 and $0 for research and development, respectively, $218,000 and $0 for impairment of intangible assets, respectively, $16,828 and $23,896 in depreciation, respectively. During the fiscal quarter ended September 30, 2006, our expenses were 49% higher than in fiscal quarter ended September 30, 2005, mostly due to an impairment of intangible assets and an increase in research and development.

      There was a decrease of $11,201 in administrative expenses in the fiscal quarter ending September 30, 2006 as compared to the fiscal quarter ending September 30, 2005. This decrease is attributed to a reduction of expenditures to overall administrative needs over a multitude of areas, including travel and communications requirements.

      There was a decrease in consulting fee expenses of $68,570 in the fiscal quarter ending September 30, 2006 as compared to the fiscal quarter ending September 30, 2005. The decrease is mainly attributed to our utilization of core consultants with the issuance of common stock. By issuing common stock to these core consultants as payment, the use of cash is conserved, not only by an incentive for lowering of payments in regards to total cash fees due, but also for the reduction of the overall potential cash flow needed to satisfy these cash payments.

      Professional fees decreased by $4,709 in the fiscal quarter ending September 30, 2006 as compared to the fiscal quarter ending September 30, 2005. This decrease is attributed to a decline of legal expenses in connection with general operational activity.

      There was an increase in research and development expenses of $59,720 in the fiscal quarter ending September 30, 2006 as compared to the fiscal quarter ending September 30, 2005 as we continue on our course of action with testing and development of our hydrogen production systems as well as our valuable byproducts.

      There was a decrease of $7,068 in depreciation expenses relative to our fixed assets as per our scheduled depreciation table.

      Over the next 12 months, we anticipate that our expenses will not increase substantially over our expenses in the period ending September 30, 2006, unless additional financing is obtained. In the event significant financing is obtained, we would expect that expenses will only increase in proportion with the amount of funds received as a result of any such financing. We will continue as planned in the goals set for the continued development, sales and marketing of our hydrogen production system and sale of by-products.

NET LOSS

      We had a net loss of $560,871 in the fiscal quarter ended September 30, 2006, compared with a net loss of $376,535 in the fiscal quarter ended September 30, 2005. The increase of $184,336 in the net loss in the 2006 fiscal quarter compared to the 2005 fiscal quarter relates primarily to the impairment of intangible and the increase of research and development in the fiscal quarter ended September 30, 2006 period. We believe that, for the fiscal year ending December 31, 2006, we will continue to incur losses at the rate experienced during the third quarter. In 2007, we believe we would only be able to slow our losses if we can create and sustain significant revenues from our hydrogen production system and byproducts.

LIQUIDITY AND CAPITAL RESOURCES

      Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $560,871 and $376,535 for the quarters ended September 30, 2006 and September 30, 2005, respectively, and have an accumulated deficit of $28,450,000 at September 30, 2006. We had $161,971 in cash on hand as of September 30, 2006. Management may obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon our ultimately obtaining profitable operations. We may not be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

      We believe that the net proceeds from the convertible notes issued in March 2005 together with cash generated from private placements, including an interim equity financing on April 28, 2006, will be sufficient to meet our short term cash requirements into the fourth quarter of 2006. However, these funds will not be sufficient to meet the cash requirements for the fiscal quarter ending March 31, 2007. Due to no cash generated from operations, we currently do not have internally generated cash sufficient to pay all of our incurred expenses and other liabilities. As a result, we are dependent on investor capital and loans to meet our expenses and obligations. Although investor funds have allowed us to meet our obligations in the recent past, there can be no assurances that our present methods of generating cash flow will be sufficient to meet future obligations. Historically, we have, from time to time, been able to raise additional capital, but there can be no assurances that we will be able to raise additional capital in this manner.

      Net cash used in operating activities was $299,053 for the nine month period ended September 30, 2006, compared with $840,926 for the nine month period ended September 30, 2005. The net cash used for this period resulted mainly from consulting fees to continue the ongoing movement towards our development, marketing and operations. The consulting fees were paid in shares of our common stock.

      Net cash obtained from financing activities was $313,065 for the nine month period ended September 30, 2006, compared with $547,592 for the nine month period ended September 30, 2005. In the nine month period ended September 30, 2006, we reduced a loan from one of our directors and also received $160,000 in proceeds from the sale of shares of common stock described below. In the six month period ending June 30, 2006, we received $500,000 from accredited investors and advances from Blaine Froats, one of our directors.

      Net cash provided by investing activities for the nine month period ended September 30, 2006 was $12,078. The investing activities during the nine month period ended September 30, 2006 were from the sale and acquisition of marketable securities.

      On April 28, 2006, we sold 1,600,000 shares of common stock at a price of $0.10 per share, for a total of $160,000, to certain accredited investors.

      On April 1, 2006 we entered into a lease agreement with Astris Energi, Inc. We will lease certain equipment to Astris over a 48 month period.

      In March 2005, we entered into a convertible debenture agreement which is described below. The initial closing for $500,000 and its conversion features triggered the anti-dilution clause included in our private placement agreements with certain accredited investors. As such, an additional 2,811,429 shares of common stock will need to be issued to these investors. At June 30, 2006, 324,857 shares of common stock were issued with 2,486,572 shares remaining to be issued.

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

      In January 2004, we entered into a private placement with institutional and accredited investors in which we sold a total of 5,500,000 shares of common stock at a price of $0.50 per share and warrants to purchase a total of 2,750,000 shares of common stock at an exercise price of $0.85 per share. The warrants have a three year term. We received gross proceeds of $2,750,000 from this transaction.

      In November 2004, we cancelled 30,000,000 shares that were returned to us by AEC 1, Inc as part of an agreement that we divest certain non-core technology. Under the terms of the agreement, to return certain patents and technology to their original owner, we transferred these patents and technology to our parent company, AEC 1, Inc. In consideration for this transfer of the patents and technology, we received 30,000,000 of our own shares from AEC 1, Inc. which were subsequently cancelled.

      Though these technologies possessed market potential, our final analysis concluded that their development required an extremely high outlay of capital and would produce only marginal profitability. Management therefore decided to divest and focus on its hydrogen production units. On November 1, 2004, we agreed to release these non-core technologies in order to facilitate and reacquire 30,000,000 shares of our common stock from AEC 1, Inc.

      We held 1,000,000 shares of Astris Energi Inc. as of December 31, 2004, which comprised an ownership interest in Astris Energi of 2.65%. These shares were purchased for the sum of $300,000 at the value of $0.30 per share and adjusted as per market value for that period. We sold all 1,000,000 shares of the Astris Energi securities between September 1, 2005 and March 31, 2006, incurring a loss on the investment, which is reflected in the consolidated statements of cash flows.

      During the fiscal quarter ended June 30, 2006, our contract with Astris Energi was amended and we received 800,000 restricted shares of common stock of Astris Energi Inc, $85,000 in cash and the rights to purchase 1,500,000 warrants at $0.19 for a period of three years. On the Over-The Counter Bulletin Board, the last reported sale price of Astris Energi's common stock was $0.071 as of November 9, 2006.

      While we believe that we will have sufficient cash to meet our short-term capital requirements, we may not be able to raise sufficient funds to meet long-term capital needs as management estimates that we will require several million dollars towards the end of fiscal quarter ended June 30, 2007 to continue towards the goals set forth in our business strategy as stated in our annual report on form 10-KSB for the fiscal year ended December 31, 2005. We may also seek alternative sources of financing, including from more conventional sources such as bank loans and credit lines, although no assurances in this regard can be made. Further, the availability of any future financing may not be on terms that are satisfactory to us.

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

PLAN OF OPERATION

Over the next twelve months we will be working on the following initiatives:

Revenue Generation

In mid October 2006, there was an executive visit from BOM-Brasil Oleo de Mamona Ltda. to formalize a strategic relationship between our two companies. BOM is a major worldwide supplier of castor oil and other derivative products

      The business dialogue primarily focused on the assessment, operational costing and implementation of our pilot plant proposal, mutual evaluation of presented Brazilian project `turnkey' financings, and solidifying a workable business relationship between BOM and our Company. Technical discussions were lead by our Advisory Board Chairman, Dr. Raymond Legge of the University of Waterloo, and updated BOM on recent engineering progress, pilot plant logistics, and introduced a new biochemical initiative to effectively capitalize on BOM's current waste streams to produce hydrogen, ultimately to provide BOM with a holistic hydrogen solution.

      On April 6, 2006, we received a letter of interest from BOM Brazil, a major producer of hydrogenated castor bean oils and its derivatives in the Americas, to supply them with its high purity, affordable and on-site hydrogen. We are now working towards the securing of a five-year contract to supply BOM with on-site hydrogen at an extremely competitive price to what BOM is presently paying. This will likely save BOM considerable expenses related to its cost of hydrogen, since it is currently trucked-in on a daily basis. We intend to design and build a hydrogen production facility on their site in Salvador, Brazil, which will produce a pre-determined volume of hydrogen, as mutually agreed upon by the contract. We expect to retain all rights to the by-product.

      Contingent on the securing of a signed contract, we expect to contract a reputable engineering firm in the designing and project management relating to the construction of this turn-key operation. We believe that the financing of the facility and equipment, together with the related capital requirements can be found on a project financing basis, and therefore does not expect to be required to provide this funding. Assuming the completion of contractual requirements and project financing by August 1, 2007, we estimate a turn-key plant could be completed by June 1, 2008. We would expect revenues of hydrogen and by-product to commence thereafter.

      Other revenue opportunities are being considered to supply hydrogen and by-products to a variety of industries and applications in traditional and emerging markets.

Research and Development

      We expect to continue process optimization of by-product number two continues this year with our principal technical team and Experchem Labs, while new research has been initiated by our University of Waterloo Co-op chemical engineering students to minimize raw material costs for both by-product processes, as well to identify the future development of innovative, hydrogen yielding chemical reactions.

      Over the next 12 months, we intend to continue with our business strategy which may allow for the realization of better revenue opportunities to arise in the future. We also intend to continue in the development and refinement of our hydrogen production systems.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 3. CONTROLS AND PROCEDURES.

Our management evaluated, with the participation of our Chief Executive Officer and our Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on this evaluation, our Chief Executive Officer and our Principal Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met. There was no change in our internal control over financial reporting that occurred during the last fiscal quarter that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On October 22, 2004, we filed a lawsuit against Russell Rothman in the Ontario Superior Court of Justice, Case No. 04-CV-277760CM2. We are seeking the rescission of our agreements with Rothman and restitution of payments we made to him, including shares of common stock we issued to him. We had entered into an agreement with Rothman for the purchase of certain technology related to the production of hydrogen gas, for which he represented he owned all right and title. On December 29, 2004 Rothman filed a countersuit against us in the Ontario Supreme Court of Justice for breach of contract in the amount of $2 billion and is asking for punitive damages in the amount of $10 million. On January 9, 2006, Rothman substantially amended his claim, and is now seeking $12 million for breach of contract and punitive damages in the amount of $250,000. We continue to believe that the counterclaim has no merit and while it is too early to determine the outcome of such allegations, we intend to vigorously defend against Rothman's counterclaim.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. Other than the litigation described above, we are not aware of any pending or threatened litigation against the Company or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      During the three months ended September 30, 2006, the Company issued 953,500 shares of its common stock for consulting services performed for the Company totaling $86,681or $0.09 per share (weighted average price). The issuances are as follows:

On June 6, 2006, we issued 50,000 common shares as consideration for prepaid consulting by Suzanne Brydon. The shares were valued at a total of $5,500.

On June 6, 2006, we issued 50,000 common shares as consideration for prepaid consulting by Suzanne Brydon. The shares were valued at a total of $5,500.

On June 19, 2006, we issued 100,000 common shares as consideration for prepaid consulting by Hayward consulting. The shares were valued at a total of $10,500.

On June 20, 2006, we issued 100,000 common shares as consideration for prepaid consulting by Hewitt Consulting. The shares were valued at a total of $10,000.

On August 3, 2006, we issued 100,000 common shares as consideration for prepaid consulting by Develpro Inc. The shares were valued at a total of $9,000.

On August 9, 2006, we issued 50,000 common shares as consideration for prepaid consulting by Suzanne Brydon. The shares were valued at a total of $4,750.

On August 16, 2006, we issued 100,000 common shares as consideration for prepaid consulting by Hayward Consulting. The shares were valued at a total of $8,500.

On August 21, 2006, we issued 100,000 common shares as consideration for prepaid consulting by Jason Holt. The shares were valued at a total of $10,000.

On August 29, 2006, we issued 23,500 common shares as consideration for prepaid consulting by Yong Han. The shares were valued at a total of $1,998.

On August 31, 2006, we issued 100,000 common shares as consideration for prepaid consulting by DT Consulting. The shares were valued at a total of $8,010.

On August 31, 2006, we issued 100,000 common shares as consideration for prepaid consulting by Hayward Consulting. The shares were valued at a total of $8,010.

On August 31, 2006, we issued 100,000 common shares as consideration for prepaid consulting by L&J Consulting. The shares were valued at a total of $8,010.

On August 31, 2006, we issued 30,000 common shares as consideration for prepaid consulting by Hayward Consulting. The shares were valued at a total of $2,403.

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

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No. Description of Exhibit
----------- ----------------------

3.1         Articles of Incorporation, as filed August 1, 1997 (included as
            Exhibit 3.1 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

3.2 Bylaws (included as Exhibit 3.2 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

3.3 Articles of Amendment to the Articles of Incorporation, as filed August 23, 1997 (included as Exhibit 3.3 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

Exhibit No. Description of Exhibit
----------- ----------------------

3.4 Articles of Amendment to the Articles of Incorporation, as filed November 20, 1998 (included as Exhibit 3.4 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

3.5 Articles of Amendment to the Articles of Incorporation, as filed May 16, 2003 (included as Exhibit 3.5 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

4.1         2003 Stock Benefit Plan, dated July, 1, 2003 (included as Exhibit
            4.1 to the Form S-8 filed July 23, 2003, and incorporated herein by reference).

4.2 Form of Class A Warrant (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).

4.3 Form of Class B Warrant (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).

4.4 Form of Class C Warrant (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).

4.5 Subscription Agreement between the Company and various subscribers (included as Exhibit 10.1 to the Form SB-2/A filed September 14, 2005, and incorporated herein by reference).

4.6 Subscription Agreement between the Company and various subscribers (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).

10.1 Asset Purchase Agreement between the Company and AEC1, Inc., formerly known as Alternate Energy Corporation, dated February 20, 2003 (included as Exhibit 10.1 to the Form 8-K filed June 5, 2003, and incorporated herein by reference).

10.2 Form of Securities Purchase Agreement between the Company and various purchasers (included as Exhibit 10.1 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).

10.3 Form of Registration Rights Agreement between the Company and various purchasers (included as Exhibit 10.2 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).

10.4 Form of Common Stock Purchase Warrant between the Company and various purchasers (included as Exhibit 10.3 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).

10.5 Securities Purchase Agreement between the Company and Feldman Weinstein, LLP (included as Exhibit 10.4 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).

10.6 Form of Common Stock Purchase Warrant between the Company and various purchasers (included as Exhibit 10.5 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).

10.7 Addendum to Securities Purchase Agreement between the Company and various purchasers (included as Exhibit 10.6 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).

10.8 Addendum to Registration Rights Agreement between the Company and various purchasers (included as Exhibit 10.7 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).

10.9 Letter of Engagement for Marketing Communications and Manufacturing Consulting Management Services between the Company and Velocity Product Solutions Inc., dated September 25, 2003 (included as
            Exhibit 10.8 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).

10.10 Letter of Engagement for Expanded Executive Management Services among the Company, Corbee Dutchburn and Lyle Goodis, dated October 30, 2003 (included as Exhibit 10.9 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).

10.11 Addendum to October 30, 2003 Letter of Engagement for Expanded Executive Management Services among the Company, Corbee Dutchburn, and Lyle Goodis, dated December 5, 2003 (included as Exhibit 10.10 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).

10.12 Funds Escrow Agreement between the Company and various subscribers (included as Exhibit 10.10 to the Form SB-2/A filed September 14, 2005, and incorporated herein by reference).

10.13 Security Agreement between the Company and Blaine Froats, dated January 1, 2005 (included as Exhibit 10.12 to the Form SB/2-A filed January 19, 2006, and incorporated herein by reference).

14.1 Corporate Code of Ethics (included as Exhibit 14 to From 10-KSB filed March 16, 2004, and incorporated herein by reference).

31.1        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002.

31.2        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Alternate Energy Corp.


Date: November 14, 2006                 By: /s/ Blaine Froats
                                            -----------------

                                        Blaine Froats

                                        Chief Executive Officer



                                        Alternate Energy Corp.


Date: November 14 , 2006                By: /s/ Jack Wasserman
                                            ------------------

                                        Jack Wasserman

                                        Treasurer and Principal Accounting
                                        Officer