Form 10KSB
period 2006-12-31
ALTERNATE ENERGY CORP
filed 2007-04-16
CIK 1075773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

 FORM 10-KSB
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to _____________

Commission file number 000-28015

ALTERNATE ENERGY CORP.
(Name of Small Business Issuer in Its Charter)

NEVADA (State or other jurisdiction of incorporation or organization)	86-0884116 (Employer Identification No.)

105-3325 North Service Rd Burlington, Ontario, Canada L7N 3G2 (Address of principal executive offices, including zip code.)

(905) 332-3110 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Y ☒  N ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☒

State issuer's revenues for its most recent fiscal year: $0.

Based on the closing sale price on March 23, 2007, the aggregate market value of the voting common stock held by non-affiliates is $6,225,390

State the number of shares outstanding of each of the registrant’s classes of common stock as of March 23, 2007: 134,319,019

Documents Incorporated by reference: none.

Transitional Small Business Disclosure Format Yes ☐  No ☒

ALTERNATE ENERGY CORP.

FORM 10-KSB
For the Year Ended December 31, 2006

TABLE OF CONTENTS

PART I	PAGE

Item 1. Description of Business	1-13

Item 2. Description of Property	13

Item 3. Legal Proceedings	14

Item 4. Submission Of Matters to a Vote of Security Holders	14

PART II

Item 5. Market For Common Equity and Related Stockholder Matters	15-17

Item 6. Management’s Discussion and Analysis or Plan of Operation	17-30

Item 7. Financial Statements	F-1 to F-21

Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure	31

Item 8A. Controls And Procedures	31

Item 8B. Other Information	31

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act	32-34

Item 10. Executive Compensation	34-39

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	39-40

Item 12. Certain Relationships and Related Transactions, and Director Independence	40-41

PART IV

Item 13. Exhibits	41-43

Item 14. Principal Accountant Fees and Services	43

Signatures	44

Information Regarding Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described below and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

PART I

Item 1.  Description of Business

History

We incorporated as COI Solutions, Inc. on August 1, 1997 as a Nevada corporation. On May 22, 2003, we acquired all the assets of AEC I Inc., formerly known as Alternate Energy Corporation, and changed our name to Alternate Energy Corp. We commenced active business operations on June 1, 2003 and are a development stage company under SFAS 7. In February 2004, we incorporated a wholly-owned subsidiary, 2040412 Ontario Inc., located in the Province of Ontario, Canada. This subsidiary holds title to certain property and equipment reflected in our accounts.

Overview

Since 2003, our objective has been to create a clean, on-demand hydrogen technology that has multiple market applications. Our hydrogen production system leverages a non-toxic proprietary chemical reaction that yields high quality hydrogen and potentially valuable chemical compounds as by-products. Our unique production method yields no waste or emissions and does not require the use of fossil fuels or electricity. It is also environmentally friendly because it produces hydrogen without utilizing any toxic ingredients or producing harmful emissions.

The process of making hydrogen produces a number of chemical by-products. These chemicals have many applications. If we can produce these by-products in significant volume, we believe we could generate revenues from their sales which could subsidize the cost of producing the hydrogen gas. We believe this ‘subsidized model’ approach to producing bulk hydrogen is unique in the alternate energy industry and we believe it will make us more competitive because we can offer hydrogen at a lower cost than our competitors.

Our hydrogen production process is designed to overcome three major industry obstacles: affordability, storage and safety. Our hydrogen-maker can be scaled according to application and designed to directly supply almost any application on an as-needed basis, eliminating the need to store hydrogen in a compressed state.

We are currently negotiating with Brasil Óleo de Mamona Ltda, known as BOM, a world leader in castor oil production, to build a pilot plant supplying their company with hydrogen to fuel their hydrogenation process. We believe completion of this plant would achieve a number of objectives including testing and refining of BOM Brazil’s process technology, selling its hydrogen and requisite chemicals through BOM related sales channels and revenue generation by 2008. We are currently seeking private investment to complete the first steps required for the pilot plant operations in Brazil.

A Commitment to Green Energy

It has been our longstanding mission to develop affordable hydrogen solutions that employ methods that respect the environment from start to finish. We believe we are unique in the alternative energy industry because we are focused on developing a practical hydrogen generation production system that combines a genuine respect for the environment with the strong prospect of high profitability. We believe our commitment to green solutions is clear:

•	Our process does not use or produce toxic materials of any kind.

•	Everything is consumed in the process - the little manufactured waste that is produced can be recycled back into the system.

•	Our hydrogen is produced safely on-site next to the application consuming it. Therefore, there is no requirement to store the hydrogen in potentially dangerous high pressure storage containers.

•	Our hydrogen is produced without any reliance on fossil fuels or electricity.

Industry Overview

Hydrogen is a chemical element. At standard temperature and pressure it is a colorless, odorless, nonmetallic, tasteless, highly flammable gas. Hydrogen is the most abundant of the chemical elements, constituting roughly 75% of the universe's elemental mass.

Hydrogen Applications

Recent research has revealed that the worldwide bulk hydrogen gas market amounts to 45 billion Kilograms per year. This amounts to approximately $3.0 billion USD in sales. It is estimated that the U.S. hydrogen industry currently produces 9 million tons, or approximately 9 billion Kg of hydrogen per year which is enough to power 20-30 million cars or 5-8 million homes. The majority of the gas sales are generated for the following industries:

•	The petroleum industry, for the removal of sulfur,
•	The food industry, for the hydrogenation of oils,
•	Chemical production, for the hydrogenation of non-edible oils for soaps, insulation and plastics,
•	Pharmaceutical productions, primarily for cosmetics, adhesives, surfactants, and vitamins,
•	Ammonia production,
•	Glass industry, to eliminate oxygen,
•	Machine/metal construction, in heat treatment of various metals,
•	Semiconductors, to protect against impurities,
•	Iron and steel industry, for heat treatment atmosphere, and
•	The aerospace industry, to fuel spacecraft and power life-support systems.

Hydrogenation is the process by which hydrogen is added directly to food oils. The purpose of hydrogenation is to convert liquid oils to the semi-solid form for greater utility in certain food uses and specifically to increase the shelf life and flavor stability of foods.

Production of Hydrogen

The ‘Hydrogen Economy’ has three inherent limitations based on current methods of hydrogen production:
•	continued reliance on fossil fuels,
•	greenhouse emissions, and
•	cost.

Reliance on Fossil Fuels

All current commercial methods of producing hydrogen rely on the consumption of fossil fuels - a non-renewable resource. Steam reformation is dependent on a source of natural gas, methane, while electrolysis requires a significant amount of electricity to split the strong water molecule. Over 70% of electricity comes from a number of fossil fuel powered, non-renewable sources such as coal-fired steam plants (50.8%), natural gas (16.7%), or petroleum (3.1%) (sources: Energy Information Administration, Form EIA-906, Power Plant Report and EIA 920, “Combined Heat and Power Plant Report.”, U.S. Electric Power Industry Net Generation, 2003 figures). Therefore, traditional commercial methods of hydrogen production are dependent on non-renewable and declining resources.

Greenhouse Emissions

Despite the popularity of steam reformation to produce hydrogen (95%), that process also produces significant carbon dioxide emissions and requires excessive electrical power to operate the reformer. In the U.S. alone, 11 Mt/yr of hydrogen production consumes 5% of U.S. natural gas usage, releasing 77 Mt CO2. The predicted use of hydrogen for all U.S. transport is expected to require some 200 Mt/yr of hydrogen. Based on these figures alone, the amount of carbon dioxide which could be released into the atmosphere is enormous.

Cost

Hydrogen is expensive to produce and, when compared to gasoline, based on energy equivalency; it is twice the existing retail price in the U.S. Electrolytic-produced hydrogen costs approximately $30/mBtu, natural gas reformed hydrogen costs approximately $3/mBtu, and gasoline reformed hydrogen approximately $9/mBtu. Despite hydrogen’s numerous advantages, it must become affordable before it is accepted by the world’s various markets. For example, in the transportation industry, only as the price of gas increases beyond the price of hydrogen will there be an impetus for a switch from gas to hydrogen to occur. In addition, as the price of fossil fuels increase, so too will the price of fossil fuel-produced hydrogen.

In today’s energy sector, the costs of fossil fuel continue to increase. Additionally, there are potential supply issues for fossil fuels from the countries that provide them. As a result, we believe that alternative fuels are and will be a very high priority issue for industry, governments and consumers in the very near future. We believe that lower cost alternative power such as pure hydrogen fuel power generators, portable power products, back-up power units and eventually hydrogen-fueled transportation will have strong market appeal.

We believe our long term growth prospects are positively affected by several market and industry trends including:

•
continued uncertainty about the price and long term availability of fossil fuels (with crude oil recently priced over and is still near $68.00 U.S./barrel versus under $30.00 U.S./barrel in October 2003),

▪	growth in specific food industry market segments such as nutraceuticals which are in the early stages of a long growth phase, where by-product demand is expected to stay strong,

•	growing commercial and consumer demand for a reliable alternative to the public electric power grid continued concerns about the impact of fossil fuels and greenhouse gases on the global environment,

•	serious concerns with the increasing reliance on imported fossil fuels for Western nations, and

•	the need for more distributed energy and cogeneration energy projects.

Our Business

We are a development stage company and we have not yet produced revenues. Our mission is to create a method of producing hydrogen that does not involve the use of fossil fuel or electricity, does not create any harmful or toxic waste such as CO2, and is cost-competitive. We believe that our clean hydrogen production process will be the method of choice for inexpensive, on-site production, without compromising the environment or depleting precious fossil fuel resources.

Our technical team works in conjunction with a number of recognized independent laboratories to ensure that our hydrogen outputs meet acceptable levels for commercial applications. We have had our by-products tested by a recognized laboratory in Mississauga, Ontario, Canada, that determined we meet industry standards. Our hydrogen gas has also been tested in two independent reputable laboratories for purity, which found the hydrogen to meet with fuel cell quality standards.

Although our hydrogen has been successfully evaluated for quality and purity by a number of independent labs, we continue to research volume optimization to increase production necessary to meet a prospective bulk hydrogen customer’s needs. Additionally, our technical team has been and is currently focused on optimizing by-product production.

We hired a development team whose mandate is to identify, create and develop new by-products. Marketing will work together with this group to evaluate the market viability of each by-product that is proposed. Starting in May 2006, the expanded development team commenced research and development on our future by-products.

Due to our pronounced focus on the production of bulk hydrogen for industrial users, Research and Development to further develop our retail/small commercial Hydrogen Production Unit for a variety of selected large and small power applications will be placed on hold until further notice.

We believe our hydrogen production technology will also have application in the areas of back-up and, in some cases, primary power for commercial, industrial and military purposes, fuel cell power applications, fuel cell-driven and internal combustion hybrid engine vehicles. In addition, we believe there are applications for residential and commercial users wishing to gain independence from the conventional power grid.

Hydrogen Production Units

Our primary focus is the production of premium quality, cost-competitive hydrogen gas for bulk users. However, over the past 3 years, we have developed condensed units designed for smaller applications. We intend to market these units at a time when the demand in alternative energy among consumer and small commercial markets makes it profitable to do so.

Our Hydrogen Production Unit is a self-contained, semi-automated device that generates fuel cell quality hydrogen gas on an as-needed or on-demand basis. The Hydrogen Production Unit has unique flexibility in that it can be connected to a variety of hydrogen-fueled applications ranging from small power solutions such as fuel cells and converted internal combustion engines to large plants that require hydrogen for the hydrogenation of food-oils. Regulation of the Hydrogen Production Unit’s hydrogen flow is computer controlled and can be programmed to match the hydrogen requirement of the application being fueled.

Currently, our demonstration unit has evolved significantly since the first unit was constructed in spring of 2005. Refinements to the computer interface and overall apparatus continue to be made by our technical team with the long term objective of an Underwriters Laboratories (UL) and Canadian Standards Association (CSA) approved unit to be sold or leased through prospective distribution channels.

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

Our Hydrogen Production Unit has fueled a number of power solutions over the last 3 years, including fuel cells produced by a developer of alkaline fuel cells. The developer has used our affordable hydrogen to power their 1 Kw alkaline fuel cells, as well as successfully powering their 1 Kw golf cart on September 16, 2003. Shortly thereafter, we took delivery and completed training on the first Powerstack 250 E8 2.4 Kw alkaline Fuel Cell from their pre-commercial production facility in Vlasim, Czech Republic.

In May 2004, we entered into an agreement with Astris, whereby we are now a Value Added Reseller, or VAR, for Astris’ AFC Power Generator products. This VAR arrangement allows us to demonstrate and make available a combined fuel cell power-pack for sale to major corporate, industrial and energy utility customers, as well as demonstration with various commercial, government and military audiences.

We have fueled a variety of generators ranging from 1 to 3.5 Kw/h. Though these units have been exclusively used for research, development and demonstration purposes, they provide a practical example of a complete hydrogen-power solution, with a relatively low capital and operational cost when compared to a fuel cell. Last year we performed a number of demonstrations to several large manufacturers of Internal Combustion Engine generators throughout the country.

Intellectual Property

In November 2006, we made a formal application for 3 provisional patents on our enhanced production technology, including the modifications which produce our by-products. We expect to file a provisional patent for a fourth byproduct by the fourth quarter of 2007 and upon completion of further purification refinement.

A provisional patent application establishes an official United States patent application filing date for an invention and permits one year’s authorization to use a “Patent Pending” notice in connection with the invention and to assess the invention’s commercial potential before committing to the higher cost of filing and prosecuting a non-provisional application for patent.

In January 2007, we retained a firm which has completed supplemental searches to confirm ‘novelty’ of our technology. In addition, they have suggested that due to the similarity between the methods of production for all four by-products, a patent on the overall ‘concept’ is being considered.

We believe this patent, if granted, could prove invaluable to us and our shareholders because it could protect various methods of modifying existing production processes to simultaneously produce hydrogen, especially if this becomes the solution of choice for the future global production of hydrogen.

We own all of our technology without any royalty obligations and do not rely on any licensing agreements for our operations. We anticipate that we may enter into licensing agreements with distribution partners in the future as part of the distribution of our products.

Research and Development

For the fiscal year ended December 31, 2006, we spent $203,022 for research and development. For the same period in 2005 we spent $108,372.

Our research and development team has grown over the past year due primarily to recent advances made, and focus on its by-products. We hired technical staff on the basis of demonstrating exceptional strength in chemistry and chemical engineering, academically and professionally, while also possessing a strong desire to work in the alternative energy field.

Sales and Marketing

Our initial market approach had been to secure revenues exclusively through the sale of bulk hydrogen to new and established markets as well as the sale of Hydrogen Production Units to alternative energy early adopters. By virtue of our by-product discovery, our market strategy has been significantly enhanced.

Our near term plan is to accelerate the commercialization of our by-products by developing effective relationships with businesses that would benefit from low-cost, on-site hydrogen for their manufacturing processes. We believe by-product sales could be be generated through agreements made with companies that possess well-established sales channels in the food ingredients industry as well as commodity traders that operate globally.

We are also increasingly investigating the possibility of large-scale production, primarily in conjunction with industries that could substantially benefit from an on-site hydrogen production facility - buyers of bulk hydrogen and/or direct users of the chemical by-products.

There are significant financial and logistical advantages of on-site hydrogen production to bulk hydrogen users. Specifically, we believe such a solution would be exceptionally beneficial to those users located outside of the reach of a refinery hydrogen pipeline. In this situation, bulk hydrogen customers have no other option but to have the hydrogen shipped by truck, which in most cases, is extremely expensive. By locating on-site, we can produce hydrogen as required and eliminate the need to have hydrogen trucked, dramatically decreasing the customer’s overall production costs.

On-site production of hydrogen is not a new concept. Many existing suppliers of hydrogen offer on-site solutions to the many customers that have remote production processes. One of the most common solutions is an on-site hydrogen reformer which typically extracts hydrogen through steam reformation of natural gas. This solution has its limitations, as it requires that the customer have access to a natural gas pipeline and it creates Co2 emissions, while continuing to rely on fossil fuels. The other on-site solution to hydrogen production is electrolysis, which is a process that splits water into hydrogen and oxygen using electricity. Again, this solution has disadvantages in that is very expensive and continues to rely on the burning of fossil fuels to create the original electricity. In both situations, there is either a capital or leasing cost of the equipment which must be factored into the overall cost of the hydrogen as well.

We intend to initially target the majority of hydrogen users who rely on the trucking of hydrogen to their production plant, or have expensive on-site hydrogen production facilities. We expect these users will have the greatest to gain financially, since they pay a premium for their hydrogen. Our large-scale, on-site hydrogen production unit would eliminate the need for trucking or other cost-prohibitive on-site solutions and provide high purity hydrogen to the customer on an on-demand basis. All of these benefits would exist without the ‘requisite’ burning of fossil fuels and Co2 emissions at a fraction of the cost.

We believe the by-products have strong potential, for example, by-products supplied to producers of hydrogenated oil. We have entered into negotiations with BOM Brasil to construct pilot operations at or near the facilities of a number of potential customers that require bulk hydrogen for their processes.

Our business model for our bulk hydrogen dovetails cleanly with our model for the by-products of hydrogen production. Our strategy is to target remote bulk users of hydrogen, who pay a premium for either delivery or on-site production. We hope to offer hydrogen can at a deeply discounted rate to these customers in exchange for the customer up-fronting a significant percentage of the capital cost of our on-site HPU and exclusive rights to the by-products. We continue to develop strategic relationships with large industrial hydrogen users who are interested in benefiting from on-site hydrogen gas production, namely, significantly reduced cost, eliminated need for storage and increased safety. Our research has uncovered that by eliminating a hydrogen user’s transportation cost, the user can, benefit from a reduction of up to 40%, or more.

In a current example, complete return on investment to BOM Brasil is estimated at 1.5 years. Savings to the customer past the point of return on investment are designed to be significantly attractive, where their hydrogen costs have been reduced to a fraction of their original amount. This deeply discounted price for hydrogen can be extended to the customer based on subsidization through sale of by-products sold. As we are currently a small company relative to the leaders in the bulk hydrogen industry, we must rely on the sale of our by-products to subsidize the entire hydrogen production process, allowing us to remain competitive in the global hydrogen market. Additionally, ‘green credits’, which are earned by avoiding the production of CO2 emissions, can be exchanged for dollars. The addition of these green credits will solidify the economic benefits to us and our customers.

Users of Bulk Hydrogen

Bulk hydrogen users fall into a number of categories. The largest application of hydrogen is for the processing, or "upgrading," of fossil fuels, and in the production of ammonia. The key hydrogen consuming processes in the petrochemical plant include hydro-dealkylation, hydro-desulfurization, and hydro-cracking, where the use of hydrogen is integral.  Most recently, a California-based hydrogen supplier to three major oil refiners caused the refiners to shut down due to the supplier’s minor mechanical problems. A shutdown for three days has the effect of reducing the supply of gasoline by 8 % and diesel output by 5.6%. As a result, the price of gasoline jumped 5.25 cents per gallon in that state. This demonstrates the reliance on hydrogen by the oil industry.

Hydrogen has several other important uses. Hydrogen is used as a hydrogenating agent, particularly in increasing the level of saturation of unsaturated fats and oils, found in items such as margarine, and in the production of methanol. Hydrogen is also used in the manufacturing of hydrochloric acid, as well as a reducing agent of metallic ores.

For a number of strategic business reasons, we have decided to target bulk users of hydrogen in the hydrogenated foods industry at this time.

Competition

Our direct competition in the bulk hydrogen space are primarily the major on-site producers of hydrogen. To make economic sense for the customer, on-site hydrogen production requires a significant volume of hydrogen before any offset of transportation costs is benefited. This is based on the fact that the costs associated to building the required infrastructure as well as maintenance, not to mention generally higher process costs such as electrolysis, tend to be more costly for the user.

On-site production of hydrogen is typically a solution for users which tend to be located in remote areas where the distance is too long from the hydrogen distributor to justify the cost of transportation. On-site production generally use one of two processes; on-site steam reformation of natural gas, or electrolysis. Where natural gas is not available, electrolysis tends to be a more costly alternative.

Almost one half of the hydrogen market is owned by the largest industrial and specialty gas company in the world - Air Products, which claims an approximate 50% share of global Hydrogen gas sales and continues to spend billions on the development of its hydrogen infrastructure. The remainder of the market is shared by other large corporations such as Air Liquide, Praxair, BOC, AGA, and other smaller companies.

Air Products’ future hydrogen transportation strategy has focused on the supply of hydrogen for demonstration and pilot projects to such organizations as Honda and Toyota. Air Products has already built two on-site hydrogen fueling stations for the 30-40 hydrogen-converted test vehicles in Southern California, a fuel cell power plant, and a fleet of light duty vehicles in Las Vegas, Nevada.

Praxair, the largest industrial gases supplier in North and South America, is rapidly growing in Asia, and has strong, well-established businesses in Southern Europe. Their primary products are oxygen, nitrogen, argon, helium, hydrogen, and a wide range of specialty gases. Praxair was selected as the exclusive hydrogen supplier for Coleman Powermate’s new AIRGEN ™ fuel cell generator. The generator can be used by industrial customers as a back-up power source to keep mission-critical computer and phone systems operating during power outages.

Air Liquide is a global provider of industrial and medical gasses. Their core business is to supply oxygen, nitrogen, hydrogen and other gases and services to most industries.

All of the above manufacturers of bulk Hydrogen sell to a wide range of customers globally, from oil refineries to hydrogenation plants. Their hydrogen is primarily produced from steam reformation of natural gas/methane and to a lesser extent, as a by-product from other chemical processes that are reclaimed within their manufacturing processes.

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

Employees

We currently have 3 full-time employees. We have also outsourced certain functions to 8 consultants who do not work exclusively for us. The consultants were hired for business development, sales and marketing, technical, product development, acquisitions, merger negotiations, investor relations, research and development and communication management. We anticipate that we will need to hire other consultants during the next twelve months as our operations progress.

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

Risks Related to Our Business

WE HAVE A HISTORY OF OPERATING LOSSES AND CANNOT GUARANTEE WE WILL GENERAGE REVENUE IN THE FUTURE WHICH COULD CAUSE US TO CEASE OPERATIONS.

We are a development stage company and since our inception we have incurred losses. For the year ending December 31, 2006, our net loss was $2,671,290 and for the year ended December 31, 2005 our net loss was $4,017,037. Our accumulated deficit was $29,138,406 at December 31, 2006. Future losses will occur until we reach revenue-producing status. We may not be successful in generating revenue.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL OR DEBT FUNDING TO CONTINUE Our accountants have issued a going concern opinion because we have not generated revenues and rely on external funding to continue our business. Unless we can get beyond the development stage with the existing sources of funds that we have available, we will require additional capital to sustain operations and remain a going concern. Additionally, we may need access to additional capital or additional debt financing to develop our products. To the extent we have a working capital deficit and cannot offset the deficit from sales, we may have to raise capital to repay the deficit and provide more working capital to attain revenues. Financing may not be available if needed or on favorable terms. Our inability to obtain adequate financing in the amounts we need at the time we need it will result in the need to reduce the pace of business operations. This could be materially harmful to our business and cause us to cease operations.

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

WE MAY NOT BE ABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, WHICH FORM THE FOUNDATION OF OUR BUSINESS.

We regard certain aspects of our products, processes, services, and technology as proprietary. We have taken steps to protect them by filing patent applications, placing restrictions on disclosure, and other methods. Despite these precautions however, we cannot be certain that third parties will not infringe or misappropriate our proprietary rights or that third parties will not independently develop similar products, services, and technology.

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

OTHER PARTIES MAY ASSERT THAT OUR TECHNOLOGY INFRINGES ON THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD DIVEST MANAGEMENT’S TIME AND RESOURCES, POSSIBLY FORCE US TO REDESIGN OUR TECHNOLOLY OR CEASE OPERATIONS.

Technology-based industries, such as ours, are characterized by an increasing number of patents and frequent litigation based on allegations of patent infringement. From time to time, third parties may assert patent, copyright, and other intellectual property rights to technologies that are important to us. Third parties may assert infringement claims against us for any patents granted to us in the future and assertions by such parties will likely result in costly litigation whether or not they prevail in any such litigation. In addition, we cannot be sure that we will be able to license any valid and infringed patents from third parties on commercially reasonable terms or, alternatively, be able to redesign products on a cost-effective basis to avoid infringement. Since our technology forms the backbone of our business, any infringement claim or other litigation against or by us could require us to cease operations.

OUR PRODUCTS ARE INHERENTLY DANGEROUS, FLAMMABLE FUELS THAT COULD SUBJECT US TO PRODUCT LIABILITY CLAIMS.

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

Risks Associated with an Investment in Our Securities

WE HAVE NOT PAID AND DO NOT INTEND TO PAY DIVIDENDS.

We have not paid any dividends on our common stock, and we do not intend to pay cash dividends in the foreseeable future. If you will receive a return on an investment in our stock, it will likely have to come from an increase in our stock price over what you paid for our stock rather than dividends.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY.

There has been a limited public market for our common stock. An absence of an active trading market could adversely affect our shareholders’ ability to sell our common stock in short time periods or possible at all. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

THE ANITICIPATION OF SIGNIFICANT SALES OF OUR COMMON STOCK BY THE SELLING SHAREHOLDERS COULD RESULT IN SHORT SELLING BY THIRD PARTIES, WHICH COULD CAUSE OUR STOCK PRICES TO DECLINE.

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

WE MUST COMPLY WITH PENNY STOCK REGULATIONS WHICH COULD EFFECT THE LIQUIDITY AND PRICE OF OUR STOCK.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. Prior to a transaction in a penny stock, a broker-dealer is required to: deliver a standardized risk disclosure document prepared by the SEC; provide the customer with current bid and offers quotations for the penny stock; explain the compensation of the broker-dealer and its salesperson in the transaction; provide monthly account statements showing the market value of each penny stock held in the customer's account; make a special written determination that the penny stock is a suitable investment for the purchaser and receives the purchaser's; and provide a written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for our stock. Because our shares are subject to the penny stock rules, you may find it more difficult to sell your shares.

INVESTORS MUST CONTACT A BROKER-DEALER TO TRADE OVER-THE-COUNTER BULLERIN BOARD SECURITIES. AS A RESULT, YOU MAY NOT BE ABLE TO BUY OR SELL OUR SECURITIES A T THE TIMES THAT YOU MAY WISH.

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

Item 2.  Description of Property

Our administrative offices are located at 3325 North Service Road, unit 105, Burlington, Ontario, Canada L7N 3G2 where we occupy 3,000 square feet of office space. We pay rent at a rate of $1,889 USD per month ($2202 CAD per month). Our lease is renewed on an annual basis with the current period ending April 30, 2007. The lease will be renewed for the next annual period.

In 2004 we leased a facility near Oak Ridge, Tennessee. Our hydrogen production process was further refined at this facility. Management has determined that further study of the process need not take place at the facility and we have closed it. In July 2005, we subleased the facility. The sublease expired March 31, 2006 at which point the original lease obligation also expired.

Item 3. Legal Proceedings

On October 22, 2004, we instituted proceedings against Russell Rothman in the Ontario Superior Court of Justice (Case No. 04-CV-277760CM2). We are seeking the rescission of agreements between us and Mr. Rothman, return of shares paid to him, and the return of money paid. We had entered into an agreement with Mr. Rothman for the purchase of certain technology related to the production of hydrogen gas, for which he represented that he owned all right and title. On January 4, 2005 Rothman filed a countersuit against the Company in the Ontario Supreme Court of Justice for breach of contract in the amount of $2 billion and is asking for punitive damages in the amount of $10 million. On December 9, 2005, the Ontario Supreme Court of Justice ordered that Mr. Rothman’s pleadings be struck, that he issue new pleadings by January 9, 2006 and that he appear in court on February 9, 2006.

On January 9, 2006, Mr. Rothman substantially amended his claim, and is now seeking $12 million for breach of contract and punitive damages in the amount of $250,000. We continue to believe that the counterclaim has no merit and while it is too early to determine the outcome of such allegations, we intend to vigorously defend against Mr. Rothman’s counterclaim. This litigation has not progressed beyond the pleading stage and is ongoing as of March 22, 2007.

In 2002, the SEC brought suit against COI Solutions Inc., our predecessor company, and one of our former Chief Executive Officers, Robert Wilder, in the United States District Court for the Southern District of Florida. Subsequent to our acquisition of the assets of Alternate Energy Corporation in 2003 and complete management change, the SEC agreed to settle the litigation. We neither admitted nor denied the allegations of the SEC's complaint as part of the settlement. The settlement was entered by the District Court and included an injunction enjoining the company, its officers, and directors from violating securities laws in the future.

On February 17, 2005, the Court entered judgments of permanent injunction and other relief against defendants COI Solutions, Inc. and Mel Levine, a COI fundraiser, from violating Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. In addition to injunctive relief, the judgment against Mr. Levine provided for the imposition of a civil penalty. On March 30, 2005, the United States District Court for the Southern District of Florida entered a default judgment of permanent injunction against Robert Wilder. The Court found that Mr. Wilder violated Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5, thereunder. In addition to injunctive relief, the judgment provided for the imposition of a civil penalty to be paid by Mr. Wilder, which was set in the amount of $110,000 on June 30, 2005.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. Other than the litigation described above, we are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the fourth quarter of 2006.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

Our shares currently trade on the electronic Over-the-Counter Bulletin Board under the symbol "ARGY." Listed below are the highest and lowest bid prices for our common stock for each calendar quarter for 2006 and 2005 as reported on the OTCBB, and represents inter-dealer quotations, without retail markup, markdown, or commission and may not be reflective of actual transactions.

Fiscal Quarter	High	Low

2005 First Quarter	$0.43	$0.295
2005 Second Quarter	$0.37	$0.23
2005 Third Quarter	$0.34	$0.20
2005 Fourth Quarter	$0.25	$0.09

2006 First Quarter	$0.34	$0.082
2006 Second Quarter	$0.22	$0.10
2006 Third Quarter	$0.125	$0.05
2006 Fourth Quarter	$0.125	$0.051

At December 31, 2006, there were 129,462,305 shares of our common stock issued and outstanding.

Holders

As of December 31, 2006, we had approximately 1,386 holders of record, including common shares held by brokerage clearing houses, depositories, or otherwise in unregistered form.

Dividends

We have not declared or paid cash dividends on our common stock since inception and do not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, our operations, capital requirements, and overall financial condition.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available under quity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,780,000	0.05	7,220,000
Equity compensation plans not approved by security holders	0	0	0
Total	7,780,000	0.05	7,220,000

On May 22, 2003 we adopted a stock option plan that is accounted for based on SFAS No. 123 (R) and related interpretations. The plan allows us to grant options to persons employed or associated with our Company, including, without limitation, any employee, director, general partner, officer, attorney, accountant, consultant or advisor up to an aggregate of 5,000,000 common shares.

The options have a term of expiration to be set by the Compensation Committee of the Board of Directors but will not exceed ten (10) years after the grant date. The options vest immediately. The exercise price for each option is chosen at the discretion of the Compensation Committee. On February 24, 2004 we increased the number of shares to be issued under the plan to 15,000,000.

On July 7, 2003, we granted 4,100,000 options for services using the Black Scholes option pricing model and expensed the fair value of $1,260,708 in the year. During 2006, 2,000,000 of these options were exercised (2005 - 100,000, 2004 - 550,000, 2003 - 20,000) and 1,430,000 of these options expired.

On October 15, 2004, we granted 5,050,000 options for services using the Black Scholes option pricing model and expensed the fair value of $1,717,000 in the year. These options were cancelled on March 10, 2006.

During 2004, 200,135 options expired which had been issued in 2001.

On September 29, 2005, we granted 200,000 options for services using the Black Scholes option pricing model and expensed the fair value of these options of $41,922 in that year.

On March 10, 2006, we granted 6,150,000 options for services using the Black Scholes option pricing model and expensed the fair value of these options of $707,187. During 2006, 2,000,000 of these options were exercised.

On June 28, 2006 our board of directors approved the extension on 1,430,000 options which expired in July 2006. The extension provided an additional term of three years at the same exercise price. Accordingly, we has accounted for the extension on these options as new grants and consequently fair valued such options using the Black Scholes option pricing model and recorded an expense of $156,466.

On October 2, 2006 we re-valued 7,780,000 options to $0.05. The aggregate sum of the 7,780,000 options comprises 7,580,000 options at an exercise price of $0.10 and 200,000 options at an exercise price of $0.20. These options were re-valued to retain good faith in our service personnel pertaining to the downward flux in stock price. The re-pricing of the options using the Black Scholes option pricing model with a volatility of 329% and a discount rate of 5.25% was compared to the previous model and the difference in fair value of $800 was charged to operating expense.

On November 29, 2006, we granted 2,000,000 options for services using the Black Scholes option pricing model and expensed the fair value of $187,431 in that year.

 The Company uses the Black Scholes option pricing model as prescribed by SFAS 123 (R). The following table illustrates the assumptions used for the model.

The following table summarizes information regarding options outstanding at December 31, 2006.

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life

$0.05	200,000	1.75 years
$0.05	4,150,000	2.19 years
$0.05	1,430,000	2.52 years
$0.05	2,000,000	2.92 years
$0.05	7,780,000

Please refer to Note 8 of Notes to our Consolidated Financial Statements for additional information pricing of these securities.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not issue any unregistered securities during the fourth quarter of 2006.

Item 6. Management’s Discussion and Analysis and Plan of Operation

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Form 10-KSB. This report contains forward-looking statements that involve risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of a number of factors, including, but not limited to, the risks discussed under the heading "Risk Factors" and elsewhere in this Form 10-KSB.

Overview

Formerly known as COI Solutions, Inc., we incorporated in the State of Nevada on August 1, 1997. We commenced active business operations on June 1, 2003 and are considered to be a development stage company under SFAS 7. Since 2003, we have had the objective of producing a clean, on-demand hydrogen technology that would have global, multiple market applications on both a small and large scale. Our hydrogen production system leverages a non-toxic proprietary chemical reaction that yields high quality hydrogen along with a number of globally valuable chemical compounds. Our process is entirely chemical, not requiring electrolysis or any external source of electrical power.

Recently, we have been focused on relationships with makers of hydrogenated products as well as oil products, both of which could benefit substantially from on-site hydrogen production. In addition, as a result of the patent pending modifications we have made in our hydrogen production process, four potentially valuable by-products with applications in the healthcare and natural food markets are produced.

Critical Accounting Policies, Estimates and New Accounting Pronouncements

Management's discussion and analysis of its financial condition and plan of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those stated in our financial statements and those listed below:

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

Fiscal Period

Our fiscal year ends on December 31.

Risks and Uncertainties

We operate in an emerging industry that is subject to market acceptance and technological change. Our operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

Financial Instruments and Risk Concentrations

Our estimate of the fair value of cash, accounts payable and accrued liabilities, warrant liability, convertible notes and due to directors and officers approximates carrying value due to the short-term nature of these instruments. Marketable securities are stated at fair value.

Our operations are in the Canada and virtually all of our assets and liabilities give rise to significant exposure to market risks from changes in foreign currency rates arising from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, we do not use derivative instruments to reduce its exposure to foreign currency risk. We may not be able to effectively protect our intellectual property rights, which form the foundation of the business. The business exposes us to potential product liability claims that are inherent in hydrogen and products that use hydrogen. We have not obtained insurance coverage on acceptable terms.

Deferred Consulting Costs

We have been issued shares to service providers and consultants over the terms of their contracts which range from three months to three years. We recorded shares at the fair value at date issued and the expense is recorded as services are rendered.

All deferred assets are recorded at fair market value at the time of share issuance and are systematically reduced based on the terms of each agreement. Each party providing services had either positive working references or had previously provided services to us and had performed their duties as per their contractual terms. The following is a chart of the current deferred consulting as of the period ending December 31, 2006, with accompanying notes:

NAME	DESCRIPTION	$ VALUE OF SHARES REMAINING

Develpro Inc (1)	up to Aug 31, 2007	11,671

Administration (2)	From one to five year terms	17,156

Research and Development (3)	From one month to one year	39,450

Jason Froats (4)	July 18, 2006 to July 17, 2007	33,329
		101,606

(1)	Corbee Dutchburn is owner of a company called Develpro Inc. He was hired to work in areas involving the management, marketing, product development and operations of the corporation.

(2)
Includes $13,691in remaining share value to Hayward Consulting and $3,465 in remaining share value to L & J Consulting for administrational duties, bookkeeping, accounting, reporting and general office duties.

(3)	Share value remaining from issuance to consultants and employees and deferred for lab, engineering, research and technical support.

(4)	Jason Froats is the son of Blaine Froats, and was hired to be the investor relations representative, as well as for communication management.

Marketable Securities

Marketable securities are classified as current, are available for sale and are stated at fair value. Unrealized gains and losses, net of tax, are included in Accumulated Other Comprehensive Income (Loss) on the Balance Sheet.

Patents and Technology

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted in its entirety on May 22, 2003, we evaluate the carrying value of other intangible assets annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether or not an asset is impaired, we compare the fair value of the reporting unit to which the asset is assigned to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit to its carrying amount.

We performed our periodic review of our intangible assets for impairment as of December 31, 2005 and identified asset impairment as a result of the review of $1,906,373.

We purchased technology during the 2004 fiscal year for $218,000 and had filed for provisional patents covering the newly acquired technology. This technology showed no impairment during the fiscal year ended December 31, 2005.

As a result of change in technology in the third quarter ending September 30, 2006, we concluded that the technology is no longer functional, deemed inadequate to the needs of the business at this future time, and does not fit into our business plan as set out in relation to the requirements for a competitive margin needed for our targeted markets. We performed our periodic review of our intangible assets for impairment as of December 31, 2006 and identified asset impairment as a result of the review of approximately $218,000.

As a result, we withdrew two provisional patents through our patent attorneys, and recorded the impairment as shown in the chart below. The impairments to intangible assets are reflected in our financial statements for the fiscal years ending December 31, 2006 and 2005.

Balance, December 31, 2004	$2,124,373

Patents and technology adjusted for impairment during the year	(1,906,373)
Balance, December 31, 2005	218,000

Patents and technology adjusted for impairment during the year	(218,000)
Balance, December 31, 2006	$0

Through our own extensive research and development, we have developed our own proprietary process for producing hydrogen. We believe this process has improved hydrogen production significantly, with the added creation of valuable by-products. Since these by-products have a much higher value to weight ratio than the hydrogen itself, subsidization of the hydrogen’s selling price via the sale of this product will allow for this process to be more price competitive with current gasoline, diesel and hydrogen prices.

It is with this newly developed technology that we will continue our business strategy which may allow for the realization of better revenue opportunities to arise in the future. We will continue in the development and refinement of our hydrogen production systems.

Income Taxes

We account for our income taxes under the asset and liability method specified by SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the effective tax rates which will be in effect when these differences as expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more than likely than not that some portion or all of the deferred tax assets will not be realized.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided annually on a declining-basis over the estimated useful lives of the assets, except for current year additions on which ½ of the rates are applicable. The declining balance rates are as follows:

Automobile	30% declining balance
Computer hardware	30% declining balance
Computer software	100% declining balance
Equipment	20% declining balance
Telephone	30% declining balance
Office equipment	30% declining balance

Comprehensive Income

We adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of shareholders’ equity and in the balance sheet as a component of shareholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Stock Option Plans and Stock-Based Compensation

We apply the fair-value-based method of accounting prescribed by SFAS No. 123 (R), “Accounting for Stock-Based Compensation,” in accounting for its stock options granted to employees and stock granted to non-employees. As such, compensation expense for employees is recorded on the date of the grant, which vests immediately based on the fair market value of the stock and is expensed in the period in which the option was granted. Compensation cost for non-employees is recognized when services are received using the fair value of our equity instruments at those dates.

Convertible Note, Derivative and Warrant Liabilities

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, the holder's conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualify as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS No. 133, they were required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

Earnings per Share

We compute net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share,” SEC Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted EPS.” Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) adjusted for interest expense and amortization of debt issuance costs associated with our Convertible Debentures by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares comprise shares issuable upon the exercise of stock options and convertible securities such as Convertible Debentures.

Foreign Currency Translation

We consider the functional currency to be the Canadian dollar and, accordingly, financial information is translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and average exchange rates during each reporting period for the results of operations.

Revenue Recognition

Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and, collection is reasonably assured. Upfront contract payments received from the sale of services not yet earned are initially recorded as deferred revenue on the balance sheet.

Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term based on the percentage of services that are provided during the reporting period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the reporting period in which the loss first becomes apparent. Payment terms vary by contract.

Advertising

We expense the cost of advertising when incurred. Advertising expenses are included in general and administrative expenses in the consolidated statements of operations.

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” (SFAS 158”) SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for our fiscal year ending September 30, 2007. We do not expect the adoption of SFAS 158 to have a material impact on the Company’s financial position, results of operation or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement.” ("SFAS 157") The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for fair value measurements and disclosures made by us in our fiscal year beginning on October 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our financial position, results of operation or cash flows.

In July 2006, the FASB issued FIN. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), (“FIN 48”) which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of FIN 48, but it is not expected to have a material impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  We do not expect the adoption of SFAS 156 to have a material impact on our financial position, results of operations or cash flows.

Results of Operations

Revenues

For the fiscal years ended December 31, 2006 and December 31, 2005, we had no revenues.

We are currently in negotiations with BOM Brasil, a world-leader in castor oil production, to build a pilot plant supplying their company with hydrogen to fuel their hydrogenation process. Completion of a plant is expected to achieve a number of our objectives including testing and refining of our process technology, selling hydrogen and requisite chemicals through BOM-related sales channels and or through other possible distributors, and generating revenue by 2008.

Upon the successful completion and operation of the BOM pilot plant, we plan to build fully operational hydrogen and chemical plants at appropriate sites worldwide.

With this business strategy we expect that the realization of revenue generation opportunities will arise sooner than our previous models as we continue development of the hydrogen production system technology.

Expenses

We had total expenses of $2,671,290 and $4,017,037 in the fiscal years ended December 31, 2006 and December 31, 2005, respectively. Our expenses for the fiscal year ended December 31, 2006 consisted of $475,014 in administrative expenses, $1,954,082 in consulting fees, $335,882 in professional fees, $203,022 for research and development, $50,386 in financing expenses, $218,000 for impairment of intangible assets, $68,457 in depreciation, $(4,217) as other income expense, $(461,909) for gain on settlement and $(167,427) pertaining to the unrealized gain on the adjustment on derivative / warrant liability to fair value of underlying securities. Our expenses had decreased in fiscal year ended December 31, 2006 compared to fiscal year ended December 31, 2005. The decrease is attributed to the impairment to our intangible assets of $218,000 compared to $1,906,373 in the 2005 period with the comparable difference being $1,688,373, the unrealized gain on the adjustment on derivative / warrant liability to fair value of underlying securities , other income and gain on settlement from an amended contract with Astris Energi where we received 800,000 restricted shares of common stock of Astris Energi Inc., In addition, under the amended contract, we received $85,000 in cash and 1,500,000 warrants with the right to purchase shares of common stock of Astris Energi Inc. at $0.19 for a period of three years. The decrease is also connected to a reduction of expense that was accrued with relation to a private placement financing with certain accredited investors during the fiscal year ended December 31, 2005.

Administrative expenses decreased by $51,272 from $475,014 in the fiscal year ended December 31, 2006 compared to $526,286 in the fiscal year ended December 31, 2005. This decrease from the 2005 expenses relates to our overall decrease in administrative activity to create efficiency and achieve our set goals. The reduction in expenses was spread out over a multitude of areas with travel, entertainment and general administrative operations contributing to the larger portion of the increase.

There was an increase in consulting fee expenses of $736,060 from $1,218,022 in 2005 to $1,954,082 in 2006. The increase was mainly attributed to warrant and stock option expenses with additional fees paid to consultants. There were options re-valued during the period to retain good faith in our service personnel pertaining to the downward flux in stock price. There were also shares issued to certain consultants in keeping with the utilization of core consultants relative to the focus on research and development pertaining to our hydrogen production system, marketing and operation strategy.

Professional fees decreased by $240,705 from $576,587 in 2005 to $335,882 in 2006. The decrease was attributed to a decrease in investor relations expenses pertaining to warrant issuances during the 2005 period. All other costs associated with professional fees were consistent with expenses occurring in the fiscal year ending 2005.

There was an increase in Research and Development expenses of $94,650 from $108,372 in 2005 to $203,022 in 2006 as we continued on our course of action with testing and development of the hydrogen production systems as well as valuable by-products.

There was a decrease of $458,942 in accretion expense from the fiscal year ended December 31, 2006 compared to the accretion expenses that were accrued in the fiscal year ended December 31, 2005. The expense relates to the 2005 convertible debenture and its subsequent conversion in the first quarter of 2006.

There was impairment to our intangible assets of $218,000 during 2006 compared to $1,906,373 in the 2005 period with the comparable difference being $1,688,373.

There was a decrease of $11,524 in depreciation expenses relative to our fixed assets as per our scheduled depreciation table.

Over the next 12 months, we anticipate that our expenses will not increase over our expenses in fiscal year 2006 until financing is obtained. At this point the expenses will only increase in proportion with the amount of funds received. We will continue to strive for the development, sales and marketing of our hydrogen production system and sale of associated by-products.

Net Loss

We had a net loss of $2,671,290 for the fiscal year ended December 31, 2006, compared with a net loss of $4,017,037 for the fiscal year ended December 31, 2005. The decrease of $1,345,747 in the net loss for the 2006 fiscal year compared to the 2005 fiscal year relates mainly to the impairment to our intangible assets of $218,000 compared to $1,906,373 in the 2005 period with the comparable difference being $1,688,373, the unrealized gain on the adjustment on derivative / warrant liability to fair value of underlying securities and the other income and gain on settlement from an amended contract with Astris Energi where we received 800,000 restricted shares of common stock of Astris Energi Inc., $85,000 in cash and 1,500,000 warrants with the right to purchase shares of common stock of Astris Energi Inc. at $0.19 for a period of three years.

Our Expenses were offset by other income of $633,553 for the fiscal year ended December 31, 2006 and $907,912 for the fiscal year ended December 31, 2005. In the fiscal year ended December 31, 2006, this other income was comprised of $4,217 as other income, $461,909 for gain on settlement and $167,427 pertaining to the unrealized gain on the adjustment on derivative / warrant liability to fair value of underlying securities. For the same period in 2005, the other income was comprised of $907,912 pertaining to the unrealized gain on the adjustment on derivative / warrant liability to fair value of underlying securities.

We believe that, for the fiscal year ending December 31, 2007, we will only be able to reduce our net loss if we can create and sustain significant revenues from our hydrogen production system and associated by-products.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $2,671,290 and $4,017,037 for the years ended December 31, 2006 and December 31, 2005, respectively, and have an accumulated deficit of $29,138,406 at December 31, 2006. We had $97,443 in cash on hand as of December 31, 2006. We may obtain additional capital principally through the sale of our equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon us ultimately obtaining profitable operations. However, no assurances can be given that we will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected. We financed our operations through the sale of our common stock, the exercise of share purchase warrants, vendor credit, debt financing and convertible notes.

We believe that the net proceeds from the 2005 convertible note together with cash generated from private placements may not be sufficient to meet the cash requirements for the year ending December 31, 2007. Due to no cash generated from operations, we currently do not internally generate cash sufficient to pay all of our incurred expenses and other liabilities. As a result, we are dependent on investor capital and loans to meet our expenses and obligations. Although investor funds have allowed us to meet our obligations in the recent past, there can be no assurances that our present methods of generating cash flow will be sufficient to meet future obligations. Historically, we have, from time to time, been able to raise additional capital, but there can be no assurances that we will be able to raise additional capital in this manner.

Net cash used in operating activities was $152,705 for the twelve month period ended December 31, 2006, compared with $965,691 for the twelve month period ended December 31, 2005. The decrease in net cash used for the 2006 period resulted mainly from shares that have been issued to service providers and consultants over the terms of their contracts. Shares have been recorded at the fair value at date issued and the expense is recorded as services are rendered. The issuance of these shares continue the ongoing movement towards the development, marketing and operations of our company.

Net cash obtained from financing activities was $143,582 for the twelve month period ended December 31, 2006, compared with $616,074 for the twelve month period ended December 31, 2005. In the 2006 period we received $160,000 from accredited investors.

Net cash used in investing activities for the fiscal year ended December 31, 2006 was $6,458. The investing activities during the fiscal year ended December 31, 2006 was $5,514 relating to the purchase of equipment and $11,972 from acquired marketable securities.

On April 28, 2006, we entered into a private placement with certain accredited investors whereby these investors received 1,600,000 shares of common stock at a price of $0.10 per share with the proceeds amounting to $160,000.

In March 2006, the entire convertible note principal balance totaling $500,000 was converted in 9,032,082 shares our common stock resulting in a realized gain of approximately $167,000 reflected in the income statement as a component of Other Income (Expenses), which relates to the elimination of warrant liabilities which are no longer subject to SFAS No. 133 since the convertible note has been fully satisfied.

On March 2, 2005 we entered into a private placement agreement with certain accredited investors whereby these investors will purchase up to $1,500,000 in convertible notes, with Class A Warrants, Class B Warrants and Class C Warrants.

We have received $500,000 in proceeds from the investors as of December 31, 2005 and have issued warrants to purchase a total of 8,054,676 shares of common stock. Of this total there were 2,563,670 Class A warrants, 5,291,006 Class B warrants and 200,000 Class C warrants.

In January 2004 we entered into a private placement with institutional and accredited investors to which we sold a total of 5,500,000 shares of common stock at a price of $0.50 per share and warrants to purchase a total of 2,750,000 shares of common stock at an exercise price of $0.85 per share. The warrants have a three year term. We received gross proceeds of $2,750,000 from this transaction.

In November 2004, we cancelled 30,000,000 shares that were returned to us by AEC1 as part of an agreement that we divest certain non-core technology. Under the terms of the agreement to return certain patents and technology to the original owner, we transferred these patents and technology to AEC 1. In consideration for this transfer of the patents and technology, we received 30 million of our own shares of common stock from the AEC 1 which we subsequently cancelled.

Though these technologies possessed market potential, our final analysis concluded that their development required an extremely high outlay of capital and would produce only marginal profitability. Therefore, we decided to divest and focus squarely on our hydrogen production units. On November 1, 2004 we agreed to release the previous in order to facilitate and reacquire 30 million shares of Alternate Energy Corp. from AEC 1.

We held 1,000,000 shares of Astris Energi Inc. as of December 31, 2004. We purchased these shares for the sum of $300,000 USD at the value of $0.30 USD per share and adjusted as per market value for that period. The ownership interest was 2.65%. We subsequently sold all 1,000,000 shares of the Astris securities at intervals between September 1, 2005 and March 31, 2006, incurring a loss on the investment which is reflected in the consolidated statements of cash flows.

During the fiscal quarter ended June 30, 2006, a contract between us and Astris Energi Inc. was amended and we received 800,000 restricted shares of common stock of Astris Energi Inc., $85,000 in cash and 1,500,000 warrants with the right to purchase shares of common stock of Astris Energi Inc. at $0.19 for a period of three years.

As of December 31, 2006, we hold 800,000 restricted shares of common stock of Astris Energi Inc. and 1,500,000 warrants with the right to purchase shares of common stock of Astris Energi Inc. at $0.19 for a period of three years, expiring April 12, 2009, with an unrealized aggregate loss of $261,975. On the Over-The Counter Bulletin Board, the reported sale price of Astris Energi's common stock was $0.043 as of March 23, 2007.

While we believe that we will have sufficient cash to meet our short-term capital requirements, there are no assurances that it will be able to raise sufficient funds to meet long-term capital needs. We may also seek alternative sources of financing, including more conventional sources such as bank loans and credit lines, although no assurances in this regard can be made. Further, the availability of any future financing may not be on terms that are satisfactory to us.

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

PLAN OF OPERATION

Over the next twelve months we intend to develop the following initiatives:

Revenue Generation

We are currently in negotiations with BOM Brasil, a world-leader in castor oil production, to build a pilot plant supplying their company with hydrogen to fuel their hydrogenation process. Completion of a plant is expected to achieve a number of our objectives including testing and refining of our process technology, selling our hydrogen and requisite chemicals through BOM-related sales channels and/or through other possible distributors, and revenue generation by 2008. Upon the successful completion and operation of the BOM pilot plant, we plan to build fully-operational hydrogen and chemical plants at appropriate sites worldwide.

We are now working towards securing a five-year contract to supply BOM with on-site hydrogen at an extremely competitive price to what BOM is presently paying. We believe this will save BOM considerable expenses related to its cost of hydrogen, since it is currently trucked-in on a daily basis. We intend to design and build a hydrogen production facility on their site in Salvador, Brazil, which will produce a pre-determined volume of hydrogen, as mutually agreed upon by the contract. We expect to retain all rights to the by-product.

Contingent on securing a signed contract, we anticipate a contract with a reputable engineering firm in the designing and project management relating to the construction of this turn-key operation. We believe that the financing of the facility and equipment, together with the related capital requirements can be found on a project financing basis, and therefore we do not expect to be required to provide this funding. Assuming the completion of contractual requirements and project financing by August 1, 2007, we estimates a turn-key plant could be completed by June 1, 2008. We would expect revenues of hydrogen and by-product to commence thereafter.

Other revenue opportunities are being considered to supply hydrogen and by-products to a variety of industries and applications in traditional and emerging markets.

Research and Development

In addition to refining the hydrogen production process and developing new by-products, we expect to continue process optimization of current by-products with our principal technical team and Experchem Labs. New research has been initiated by the University of Waterloo Co-op chemical engineering students to minimize raw material costs for the by-product processes, as well to identify the future development of innovative, hydrogen-yielding chemical reactions.

Over the next 12 months, we intend to continue with this business strategy which may allow for the realization of better revenue opportunities to arise in the future.

In order to accomplish and continue with these steps, management estimates that we will require up to seven million dollars towards the end of fiscal year ended 2007. As we do not have any current revenue, we believe these funds will come from loans from officers and private placements of our common stock.

Item 7.   Financial Statements

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Consolidated Financial Statements

December 31, 2006

ALTERNATE ENERGY CORP.

(A Development Stage Company)

INDEX

December 31, 2006

PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Shareholders’ Equity	F-4

Consolidated Statements of Cash Flows	F-5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-6 - 21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Alternative Energy Corp.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Alternate Energy Corp. (A Development Stage Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2006 and the period May 22, 2003 (date of inception of the Company as a development stage company) to December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alternate Energy Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 and the period May 22, 2003 (date of inception of the Company as a development stage company) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statement has been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Danziger Hochman Partners LLP

Danziger Hochman Partners, LLP

Toronto, Canada
March 28, 2007

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Balance Sheets
As at December 31, 2006 and 2005

	2006	2005
ASSETS
Current
Cash	$97,443	$135,881
Prepaid expenses and sundry assets	62,245	182,104
Marketable securities	114,934	11,250

	274,622	329,235
Other
Property and equipment	210,343	301,279
Patents and technology	-	218,000

	$484,965	$848,514

LIABILITIES
Current
Accounts payable	$174,842	$66,728
Accrued liabilities	168,591	67,633
Warrant liability	-	167,427
Convertible notes	-	444,329
Due to directors and officers	399,162	466,455

	742,595	1,212,572

SHAREHOLDERS’ EQUITY

CAPITAL STOCK	133,949	110,254
ADDITIONAL PAID IN CAPITAL	29,119,777	25,982,150
COMMON STOCK ISSUED FOR DEFERRED CONSULTING	(101,606)	-
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	(271,344)	10,654
(DEFICIT) ACCUMULATED DURING DEVELOPMENT STAGE	(29,138,406)	(26,467,116)

	(257,630)	(364,058)

	$484,965	$$848,514
Commitments and contingent liability
Going concern

{See accompanying notes}

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2005, and Inception to Date

			Inception
	2006	2005	To Date

REVENUE	$-	$-	$-

OPERATING EXPENSES
Administrative	475,014	526,286	1,465,862
Consulting fees	1,954,082	1,218,022	13,725,267
Professional fees	335,882	576,587	1,321,279
Research and development	203,022	108,372	341,961
Accretion expense	50,386	509,328	559,714
Impairment of patents and technology	218,000	1,906,373	2,165,458
Management fees	-	-	240,000
Recovery of loan	-	-	(202,000)
Depreciation	68,457	79,981	190,278

INCOME (LOSS) FROM OPERATIONS	$(3,304,843)	$(4,924,949)	$(19,807,819)

OTHER INCOME
Other	4,217	-	4,217
Gain on settlement	461,909	-	461,909
Gain on adjustment on derivative / warrant liability to fair value of underlying securities	167,427	907,912	1,075,339

NET (LOSS) FOR THE PERIOD	$(2,671,290)	$(4,017,037)	(18,266,354)

NET (LOSS) PER SHARE, BASIC AND DILUTED	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	126,419,761	109,490,631

{See accompanying notes.}

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Statement of Shareholders’ Equity
For the Years Ended December 31, 2006, 2005, 2004 and 2003

	Common Stock		Additional Paid-In	Prepaid expenses paid with common	Accumulated Other Comprehensive Income	Deficit Accumulated During Development	Total Equity
	Share	Amount	Capital	stock	(Loss)	Stage	Deficiency
December 31, 2002	13,180,296	$13,181	$10,656,871	$-	$-	$(10,872,052)	$(202,000)

Reverse stock split	(7,189,116)	(7,189)	7,189	-	-	-	-
Issue of shares for licence and patents	104,870,715	104,870	(42,007)	-	-	-	62,863
Issue of shares for service	9,005,000	9,005	5,689,555	-	-	-	5,698,560
Issue of shares to creditors	300,000	300	209,700	-	-	-	210,000
Stock options issued	-	-	1,260,708	-	-	-	1,260,708
Issue of shares for stock options	20,000	20	1,980	-	-	-	2,000
Issue of shares for cash	1,060,000	1,060	530,940	-	-	-	532,000
Issue of shares for patents	4,500,000	4,500	1,795,500	-	-	-	1,800,000
Net (loss) 2003	-	-	-	-	-	(4,266,227)	(4,266,227)
December 31, 2003	125,746,895	125,747	20,110,436	-	-	(15,138,279)	5,097,904

Issue of shares for cash	5,500,000	5,500	2,744,500	-	-	-	2,750,000
Issue of shares for patents	500,000	500	169,500	-	-	-	170,000
Issue of shares for services	2,418,046	2,418	820,282	-	-	-	822,700
Issue of shares for warrants	200,000	200	-	-	-	-	200
Issue of shares for stock options (net)	450,000	450	137,950	-	-	-	138,400
Cancellation of shares on return of patents	(30,000,000)	(30,000)	-	-	-	-	(30,000)
Stock options issued	-	-	1,717,000	-	-	-	1,717,000
Unrealized gains on marketable securities	-	-	-	-	60,000	-	60,000
Foreign currency translation/adjustment	-	-	-	-	21,086	-	21,086
Net (loss) 2004	-	-	-	-	-	(7,311,800)	(7,311,800)
December 31, 2004	104,814,941	104,815	25,699,668	-	81,086	(22,450,079)	3,435,490

Stock options issued	-	-	250,000	-	-	-	250,000
Warrants issued for services			41,992				41,992
Issue of shares for services	2,636,000	2,636	614,840	-	-	-	617,476
Issue of shares for dilution	2,811,429	2,811	(2,811)	-	-	-	-
Issue of shares for stock options exercised	75,000	75	(75)	-	-	-	-
Warrant liability expense from convertible debt	-	-	(575,339)	-	-	-	(575,339)
Cancellation of shares from consultant	(83,300)	(83)	(46,125)	-	-	-	(46,208)
Unrealized gains (loss) on marketable securities	-	-	-	-	(75,750)	-	(75,750)
Foreign currency translation/adjustment	-	-	-	-	5,318	-	5,318
Net (loss) 2005	-	-	-	-	-	(4,017,037)	(4,017,037)
December 31, 2005	110,254,070	110,254	25,982,150	-	10,654	(26,467,116)	(364,058)

Stock options issued	-	-	1,051,884	-	-	-	1,051,884
Issue of shares for services	8,812,725	8,813	1,015,692	(101,606)	-	-	922,899
Issue of shares for cash	1,600,000	1,600	158,400	-	-	-	160,000
Issue of shares for stock options exercised	4,000,000	4,000	296,000	-	-	-	300,000
Warrants issued for services	-	-	115,343	-	-	-	115,343
Issue of shares for warrants exercised	250,000	250	14,625	-	-	-	14,875
Issue of shares for note conversion	9,032,082	9,032	485,683	-	-	-	494,715
Unrealized gains (loss) on marketable securities	-	-	-	-	(246,225)	-	(246,225)
Foreign currency translation/adjustment	-	-	-	-	(35,773)	-	(35,773)
Net (loss) 2006	-	-	-	-	-	(2,671,290)	(2,671,290
December 31, 2006	133,948,877	$133,949	$29,119,777	$(101,606)	$(271,344)	$(29,138,406)	$(257,630)

{See accompanying notes.}

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005 and Inception to Date

			Inception
	2006	2005	To Date
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the year - Statement II	$(2,671,290)	$(4,017,037)	$(18,266,354)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock based expenses	2,191,732	863,260	12,998,510
Impairment of intangible assets	218,000	1,906,373	2,165,458
Depreciation and amortization	68,457	79,981	190,278
Accretion of principal related to convertible debt	50,386	444,329	494,715
Gain on derivatives related to warrants	(167,427)	(907,912)	(1,075,339)
Loss on sale of marketable securities	15,028	143,130	158,158
Gain on settlement of anti-dilution clause	(376,909)	-	(376,909)
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and sundry assets	64,035	50,875	(199,154)
Decrease in deferred consulting expense	-	373,333	-
Increase in accounts payable and accrued liabilities	191,283	97,977	123,644
Increase (decrease) in due to directors and officers	264,000	-	264,000
Net cash used in operating activities	(152,705)	(965,691)	(3,522,993)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,514)	(67,943)	(428,615)
Purchase of patents and technology	-	-	(154,373)
Proceeds from (investment in) marketable securities (net)	11,972	135,188	(152,840)
Net cash provided by (used in) investing activities	6,458	67,245	(735,828)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares for cash	174,875	-	3,456,875
Principal received from notes payable	-	500,000	500,000
Advances from (payments to) directors and officers (net)	(31,293)	116,074	435,162
Net cash (provided by) financing activities	143,582	616,074	4,392,037
EFFECT OF FOREIGN EXCHANGE RATES	(35,773)	-	(35,773)
NET INCREASE (DECREASE) IN CASH	(38,438)	(282,372)	97,443
CASH, BEGINNING OF YEAR	135,881	418,253	-
CASH, END OF YEAR	$97,443	$135,881	$97,443
Supplementary Cash Flow Information
Common shares issued for patents and technology (net)	$-	$-	$1,970,000
Common shares issued for note conversion	$494,715	$-	$494,715
Common shares issued as payment for due to directors and officers	$300,000	$-	$300,000

{See accompanying notes.}

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

1. BACKGROUND INFORMATION

Nature of Operations

Alternate Energy Corp., formerly known as COI Solutions Inc., was incorporated in the State of Nevada on August 1, 1997. The Company commenced operations on June 1, 2003 and is considered to be a development stage company under SFAS No. 7.

On February 4, 2004 the Company incorporated a wholly-owned subsidiary, 2040412 Ontario Inc. in the Province of Ontario, Canada. The subsidiary holds title to certain property and equipment reflected in the accounts of the Company.

Basis of Presentation

These consolidated financial statements present the accounts of Alternate Energy Corp. and its wholly-owned subsidiary, 2040412 Ontario Inc. The consolidated entities will hereinafter be referred to as “the Company.” All significant intercompany accounts and transactions have been eliminated.

2. SIGNIFICANT ACCOUNTING POLICIES

Going Concern
These financial statements have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced losses since inception and there is negative working capital. The Company’s ability to realize its assets and discharge its liabilities in the normal course of business is dependent upon continued support. The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations. However, there can be no assurance that the Company will obtain sufficient additional funds from these sources.

These conditions cause substantial doubt about the Company’s ability to continue as a going concern. A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Principles

The Company’s accounting and reporting policies conform to generally accepted accounting principles and industry practice in the United States. The financial statements are prepared in United States dollars.

Fiscal Period

The Company’s fiscal year ends on December 31.

Risks and Uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company's operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

Financial Instruments and Risk Concentrations

The Company’s estimate of the fair value of cash, accounts payable and accrued liabilities, warrant liability, convertible notes and due to directors and officers approximates carrying value due to the short-term nature of these instruments. Marketable securities are stated at fair value.

The Company’s operations are in the Canada and virtually all of its assets and liabilities give rise to significant exposure to market risks from changes in foreign currency rates arising from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. The Company may not be able to effectively protect its’ intellectual property rights, which form the foundation of the business. The business exposes us to potential product liability claims that are inherent in hydrogen and products that use hydrogen. The Company has not obtained insurance coverage on acceptable terms.

Deferred Consulting Costs

Shares have been issued to service providers and consultants over the terms of their contracts which range from three months to three years. Shares have been recorded at the fair value at date issued and the expense is recorded as services are rendered.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Marketable Securities

Marketable securities are classified as current, are available for sale and are stated at fair value. Unrealized gains and losses, net of tax, are included in Accumulated Other Comprehensive Income (Loss) on the Balance Sheet.

Patents and Technology

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted in its entirety on May 22, 2003, the Company evaluates the carrying value of other intangible assets annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether or not an asset is impaired, the Company compares the fair value of the reporting unit to which the asset is assigned to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of the reporting unit to its carrying amount.

The Company performed its periodic review of its intangible assets for impairment as of December 31, 2005 and identified asset impairment as a result of the review of $1,906,373.

The Company purchased technology during the 2004 fiscal year for $218,000 and had filed for provisional patents covering the newly acquired technology. This technology showed no impairment during the fiscal year ended December 31, 2005.

As a result of change in technology in the third quarter ending September 30, 2006, the Company concluded that the technology is no longer functional, deemed inadequate to the needs of the business at this future time, and does not fit into the Company’s business plan as set out in relation to the requirements for a competitive margin needed for the Company’s targeted markets. The Company performed its periodic review of its intangible assets for impairment as of December 31, 2006 and identified asset impairment as a result of the review of approximately $218,000.

As a result, the Company withdrew two provisional patents through the Company’s patent attorneys, and recorded the impairment as shown in the chart below. The impairments to intangible assets are reflected in the Company’s financial statements for the fiscal years ending December 31, 2006 and 2005.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Patents and Technology (continued)

Balance, December 31, 2004	$2,124,373

Patents and technology adjusted for impairment during the year	(1,906,373)
Balance, December 31, 2005	218,000

Patents and technology adjusted for impairment during the year	(218,000)
Balance, December 31, 2006	$0

Income Taxes

The Company accounts for its income taxes under the asset and liability method specified by SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the effective tax rates which will be in effect when these differences as expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more than likely than not that some portion or all of the deferred tax assets will not be realized.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided annually on a declining-basis over the estimated useful lives of the assets, except for current year additions on which ½ of the rates are applicable. The declining balance rates are as follows:

Automobile	30% declining balance
Computer hardware	30% declining balance
Computer software	100% declining balance
Equipment	20% declining balance
Telephone	30% declining balance
Office equipment	30% declining balance

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of shareholders’ equity and in the balance sheet as a component of shareholders’ equity.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Stock Option Plans and Stock-Based Compensation

The Company applies the fair-value-based method of accounting prescribed by SFAS No. 123 (R), “Accounting for Stock-Based Compensation,” in accounting for its stock options granted to employees and stock granted to non-employees. As such, compensation expense for employees is recorded on the date of the grant, which vests immediately based on the fair market value of the stock and is expensed in the period in which the option was granted. Compensation cost for non-employees is recognized when services are received using the fair value of the Company’s equity instruments at those dates.

Convertible Note, Derivative and Warrant Liabilities

In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, the holder's conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualify as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS No. 133, they were required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share,” SEC Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted EPS.” Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) adjusted for interest expense and amortization of debt issuance costs associated with the Company’s Convertible Debentures by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares comprise shares issuable upon the exercise of stock options and convertible securities such as Convertible Debentures.

Foreign Currency Translation

The Company considers the functional currency to be the Canadian dollar and, accordingly, financial information is translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and average exchange rates during each reporting period for the results of operations.

Revenue Recognition

Revenues are recognized when all of the following criteria have been met: persuasive evidence for an arrangement exists; delivery has occurred; the fee is fixed or determinable; and, collection is reasonably assured. Upfront contract payments received from the sale of services not yet earned are initially recorded as deferred revenue on the balance sheet.

Revenue from time and material service contracts is recognized as the services are provided. Revenue from fixed price, long-term service or development contracts is recognized over the contract term based on the percentage of services that are provided during the reporting period compared with the total estimated services to be provided over the entire contract. Losses on fixed price contracts are recognized during the reporting period in which the loss first becomes apparent. Payment terms vary by contract.

Advertising

The Company expenses the cost of advertising when incurred. Advertising expenses are included in general and administrative expenses in the consolidated statements of operations.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” (SFAS 158”) SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending September 30, 2007. The adoption of SFAS 158 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement.” ("SFAS 157") The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on October 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In July 2006, the FASB issued FIN. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), (“FIN 48”) which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact of FIN 48, but it is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Standards (continued)

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3. MARKETABLE SECURITIES

Marketable securities as of December 31, 2006 comprise common stock and stock warrants. Marketable securities as of December 31, 2005, comprise common stock. The common stock is fair valued using the closing stock price at the end of the reporting period. The stock warrants are fair valued using the Black-Scholes option pricing model using the following assumptions: exercise price of $0.19; stock price of $0.05; term of 2.25 years; volatility of 314%; and discount rate of 5.25%.

	Number of Warrants	Number of Shares	Marketable Securities
Balance at December 31, 2004	-	1,000,000	$360,000

Sales in the year	-	(910,000)	(273,000)

Unrealized loss in the year	-	-	(75,750)

Balance at December 31, 2005	-	90,000	11,250

Sales in the year	-	(90,000)	(11,250)
Gain on settlement	1,500,000	800,000	376,909
Unrealized loss in the year	-	-	(261,975)

Balance at December 31, 2006	1,500,000	800,000	$114,934

The proceeds from the sale of the marketable securities for the year ended December 31, 2006 were $11,972 (2005 - $135,188).

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

4. PROPERTY AND EQUIPMENT

	Cost	Accumulated Amortization	2006	2005
Automobile	$90,465	$42,800	$47,665	$68,092
Computer hardware	34,883	18,588	16,295	22,420
Computer software	8,077	8,077	-	-
Equipment	242,043	102,626	139,417	205,375
Telephone	6,450	2,861	3,589	1,445
Office equipment	4,629	1,252	3,377	3,947

	$386,547	$176,204	$210,343	$301,279

5. CONVERTIBLE NOTES, DERIVATIVE AND WARRANT LIABILITIES

On March 2, 2005, the Company entered into several Subscription Agreements (the “Agreements”) whereby the Agreements provide for the sale by the Company to the purchasers of Convertible Notes (the “Notes”) issued by the Company in the aggregate of $1,500,000 (“Principal Amount”). The Principal Amount is to be funded by the purchasers in two tranches of $500,000 and $1,000,000, respectively. As of December 31, 2005, a total of $500,000 has been funded. The $1,000,000 tranche has not been funded as at December 31, 2006. The offering of the Notes under the Agreements was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Notes mature February 2006, bear interest at 6% per annum and are unsecured. The Notes are convertible into shares of common stock of the Company at 70% of the average closing bid prices as reported by Bloomberg L.P. for the five trading days preceding a conversion notice with a maximum conversion price of $0.35 and minimum conversion price of $0.15.

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”), the holder’s conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS No. 133, they were required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

During the years ended December 31, 2006 and 2005, the Company recorded gains of approximately $167,000 and $908,000 reflected in the income statement as a component of other income (expenses), which relates to the debt features and warrants, respectively, to reflect the change in fair value of the derivative and warrants liability.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

5. CONVERTIBLE NOTES, DERIVATIVE AND WARRANT LIABILITIES (continued)

At the balance sheet date, the Company adjusted the derivative financial instruments to their estimated fair value and analyzed the instruments to determine their classification as a liability or equity. As of December 31, 2006 and 2005, the estimated fair value of the Company’s derivative and warrants liability was $0 and $167,427, respectively. The estimated fair value of the derivative related to the host debt feature was determined using the Black-Scholes options pricing model. The model uses several assumptions including: historical stock price volatility (utilizing a rolling three year period), risk-free interest rate (4.39%), remaining maturity and the closing price of the Company's common stock to determine estimated fair value of the derivative liability.

In March 2006, the Convertible Note principal balance at $500,000 was converted into 9,032,082 shares of the Company’s common stock resulting in a gain of approximately $167,000, reflected in the income statement as a component of Other Income.

At December 31, 2006 and 2005 outstanding convertible notes were $0 and $444,327 ($500,000 less debt discount of $55,673), respectively.

6. DUE TO DIRECTORS AND OFFICERS

The amounts due to the directors and officers are non-interest bearing, due on demand and have no fixed repayment terms. The amounts are as follows:

	2006	2005
Blaine Froats	$399,162	$416,455
Sean Froats	-	50,000
	$399,162	$466,455

The amount due to Blaine Froats is secured by a General Security Agreement covering all assets of the Company to a maximum of $399,162.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

7. CAPITAL STOCK

Authorized
250,000,000 Common shares with a par value of $0.001

Issued	2006	2005

133,948,877 common shares	$133,949	$110,254

129,462,305 issued plus an additional 4,486,572 to be  issued as described below.

In March 2005, the Company entered into a convertible debenture agreement (see note 5). The initial closing for $500,000 associated with the agreement and the conversion features associated with the agreement triggered the anti-dilution clause in previous private placement agreements. As such, an additional 2,486,572 common shares will be issued subsequent to the 2006 year end.

In December 2006, 2,000,000 options were exercised. These common shares were issued subsequent to 2006 year end.

8. STOCK OPTIONS

On May 22, 2003 the Company adopted a stock option plan that is accounted for based on SFAS No. 123 (R) and related interpretations. The plan allows the Company to grant options to persons employed or associated with the Company, including, without limitation, any employee, director, general partner, officer, attorney, accountant, consultant or advisor up to an aggregate of 5,000,000 common shares.

The options have a term of expiration to be set by the Compensation Committee of the Board of Directors but will not exceed ten (10) years after the grant date. The options vest immediately. The exercise price for each option is chosen at the discretion of the Compensation Committee. On February 24, 2004 the Company increased the number of shares to be issued under the plan to 15,000,000.

On July 7, 2003, the Company granted 4,100,000 options for services using the Black Scholes option pricing model and expensed the fair value of $1,260,708 in the year. During 2006, 2,000,000 of these options were exercised (2005 - 100,000, 2004 - 550,000, 2003 - 20,000) and 1,430,000 of these options expired.

On October 15, 2004, the Company granted 5,050,000 options for services using the Black Scholes option pricing model and expensed the fair value of $1,717,000 in the year. These options were cancelled on March 10, 2006.

During 2004, 200,135 options expired which had been issued in 2001.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

8. STOCK OPTIONS (continued)

On September 29, 2005, the Company granted 200,000 options for services using the Black Scholes option pricing model and expensed the fair value of these options of $41,922 in that year.

On March 10, 2006, the Company granted 6,150,000 options for services using the Black Scholes option pricing model and expensed the fair value of these options of $707,187. During 2006, 2,000,000 of these options were exercised.

On June 28, 2006 the Company’s board of directors approved the extension on 1,430,000 options which expired in July 2006. The extension provided an additional term of three years at the same exercise price. Accordingly, the Company has accounted for the extension on these options as new grants and consequently fair valued such options using the Black Scholes option pricing model and recorded an expense of $156,466.

On October 2, 2006 the Company re-valued 7,780,000 options to $0.05. The aggregate sum of the 7,780,000 options comprises 7,580,000 options at an exercise price of $0.10 and 200,000 options at an exercise price of $0.20. These options were re-valued to retain good faith in the Company’s service personnel pertaining to the downward flux in stock price. The re-pricing of the options using the Black Scholes option pricing model with a volatility of 329% and a discount rate of 5.25% was compared to the previous model and the difference in fair value of $800 was charged to operating expense.

On November 29, 2006, the Company granted 2,000,000 options for services using the Black Scholes option pricing model and expensed the fair value of $187,431 in that year.

 The Company uses the Black Scholes option pricing model as prescribed by SFAS 123 (R). The following table illustrates the assumptions used for the model.

	2006	2005	2004

Risk free interest rate	3.5% to 5.25%	4.39%	2%
Expected dividend yield	-	-	-
Expected life	1.5 to 3 years	1.5 years	3 year
Expected volatility based on historical volatility	324% to 329%	429%	64%
Weighted average grant date fair value of options granted during the period	$0.05	$0.20	$0.34
Weighted average remaining contractual life of options outstanding	2.34	1.65	2.31

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

8. STOCK OPTIONS (continued)

The following table summarizes information regarding options outstanding at December 31, 2006.

Range of Exercise Prices	Number Outstanding	Remaining Contractual Life

$0.05	200,000	1.75 years
$0.05	4,150,000	2.19 years
$0.05	1,430,000	2.52 years
$0.05	2,000,000	2.92 years
	7,780,000

9. WARRANTS

During 2006, 1,112,000 (2005 - 9,054,674) warrants were issued by the Company, 250,000 warrants were exercised and 1,973,030 warrants had expired. The Company valued the warrants issued in 2006 at fair value using the Black Scholes option pricing model and recorded an expense of $115,343. The assumptions used under the Black Scholes were as follows: expected volatility based on historical volatility of 324%, expected life of 1.5 years, and risk free rate of 3.5% The total warrants outstanding at December 31, 2006 were 13,887,232 (2005 - 14,998,262). In 2005, the estimated fair value of the warrants was determined using Black-Scholes option pricing model using the following assumptions: exercise price for each underlying warrant, historical stock price volatility of 418% to 429%, risk free interest rate of 4.39%; dividend yield of 0% and 3-to-5 year term. The details of the warrants outstanding at December 31, 2006 are as follows:

Outstanding	Strike Price	Expiry Date
345,000	$.85	January 15, 2007
2,500,000.35		January 15, 2007
106,000	1.20	January 21, 2007
553,556.35		January 21, 2007
72,000.85		March 1, 2007
144,000.50		March 1, 2007
2,163,670.40		March 3, 2008
5,291,006.28		March 3, 2008
600,000	1.00	March 3, 2008
1,000,000.30		June 22, 2010
1,112,000.17		June 22, 2013
13,887,232

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

10. INCOME TAXES

The following is a reconciliation of income tax expense using the statutory federal income tax rates for the years ended December 31:

	2006	2005
Net loss for the year	$2,671,290	$4,017,037
Effective income tax rate	30%	30%

Income tax recovery at effective rate	(801,387)	(1,205,111)
Change in valuation allowance	801,387	1,205,111

Income tax expense	$-	$-

Deferred income taxes reflect the tax consequences on future years of differences between the tax and accounting bases:

Net operating loss carry forward	$5,056,246	$4,276,519
Stock based compensation	657,520	258,978
Impairment of patents and technology	65,400	571,912
Accretion of principal related to convertible debt	15,116	133,299
Gain on derivatives related to warrants	(50,229)	(272,374)
Valuation allowance	(5,744,053)	(4,968,334)

Net future income tax assets	$-	$-

In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Management has provided for a valuation allowance on all of its losses as there is no assurance that future tax benefits will be realized.

No income tax returns have been filed since 2001.

11. NET INCOME (LOSS) PER COMMON SHARE

The calculation of diluted net loss per share does not include potential shares of common stock equivalents for the year ended December 31, 2006, as their impact on net loss per share would be anti-dilutive.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

12. PRIOR YEAR AMOUNTS INCLUDED IN THE DEVELOPMENT STAGE COMPANY

On May 22, 2003, the Company was redefined as a development stage company in accordance with SFAS No. 7 and its requirements. The equity accounts at May 22, 2003 were as follows:

Capital stock	$13,181
Additional paid-in capital	10,503,691
Deficit	10,872,052

These amounts are included in the equity accounts of the Company. All amounts recorded in the “inception to date” category as comparative amounts have been accumulated since May 22, 2003.

13. RELATED PARTY TRANSACTIONS

As of December 31, 2006, the Company was indebted in the amount of $399,162 (2005 - $416,455) to a director, Blaine Froats, pursuant to a non-interest bearing demand note. The agreement was put in writing and executed on January 1, 2005 and amended on January 1, 2006 and January 2, 2007 to reflect the outstanding amount owed. The amount does not represent a one-time lump sum but rather a series of transactions between January 2003 and December 2006.

    The Company is indebted to Marilyn Froats, spouse of Blaine Froats, in the amount of $99,802 (2005 - $31,000) resulting from consulting fees for the period from July 2005 to December 31, 2006.

During 2006, an amount totaling $192,292 was paid as consulting expenses to family members who are not directors of the Company (2005 - $172,515).

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005

14. COMMITMENTS AND CONTINGENT LIABILITY

Commitments

The Company has entered into an operating lease for its premises which expires April 2007. This lease is renewable on an annual basis. Management intends to renew the lease for a subsequent year at $16,500 per year.

Contingent Liability

On October 22, 2004, the Company filed a lawsuit against Russell Rothman in the Ontario Superior Court of Justice The Company is seeking the rescission of its agreements with Rothman and restitution of payments the Company made to him, including shares of common stock the Company issued to him.  The Company had entered into an agreement with Rothman for the purchase of certain technology related to the production of hydrogen gas, for which he represented. he owned all right and title. On December 29, 2004 Rothman filed a countersuit against the Company in the Ontario Supreme Court of Justice for breach of contract in the amount of $2 billion and is asking for punitive damages in the amount of $10 million.  On January 9, 2006, Rothman substantially amended his claim, and is now seeking $12 million for breach of contract and punitive damages in the amount of $250,000. The Company continues to believe that the counterclaim has no merit, and while it is too early to determine the outcome of such allegations, the Company intends to vigorously defend against Rothman’s counterclaim.

The Company may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on the Company’s operations or finances. Other than the litigation described above, the Company is not aware of any pending or threatened litigation against the Company or the Company’s officers and directors in their capacity as such that could have a material impact on the Company’s operations or finances.

15. GAIN ON SETTLEMENT

During the year ended December 31, 2006, the Company received a re-negotiated contract with a company in which it had an investment in marketable securities as described in Note 3. As part of the re-negotiated contract, an anti-dilution clause was removed. As a result, the Company received $85,000 in cash, 800,000 shares of marketable securities, and warrants for 1,500,000 shares of marketable securities with a total aggregate value of $461,909.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in accountants or any disagreements with our accountants on accounting and financial disclosures.

Item 8A. Controls and Procedures

Disclosure Controls and Procedures

Our management evaluated, with the participation of our Principal Executive Officer and our Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based on this evaluation, our Principal Executive Officer and our Principal Financial Officer have concluded that out disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities and Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) Of  The Exchange Act

As of March 21, 2007, the directors and executive officers, their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

Name	Position	Age

Blaine Froats	Chief Executive Officer and Chairman of the Board of Directors	69

Sean Froats	Director, Vice President of Operations	36

Jack Wasserman	Director and Treasurer	58

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

Blaine Froats has been the Chairman of the Board of Directors and Chief Executive Officer of our Company, since May 2003. Mr. Froats was raised in London, Ontario where he attended South Collegiate Institute. He is currently the Chief Executive Officer and Chairman of Environmental Shelter, Inc., an Ontario company, Environmental Fuel Technology, Inc., an Ontario company, and Environmental Plastics Corporation, a Delaware corporation. In 1991, Mr. Froats founded Environmental Products Group, Inc., an affiliated Delaware corporation, for which he co-invented a new plastic used in home moldings. Mr. Froats is currently the Chairman of the board of directors of Environmental Products Group. Mr. Blaine Froats is the father of Mr. Sean Froats, the Vice President of Operations and a director of our Company.

Sean Froats has been a director, Secretary and the Vice President of Operations of our Company since May 2003. Since 1997, Mr. Froats has been a director and the Vice President of Operations of Environmental Products Group where he is responsible for all computer related operations, film presentations, technical drawings, and the design of Environmental Products Group’s logo, stationary, reports, graphics, and website. He invented Environmental Products Group’s plastic shelter and co-invented its home molding plastic. Mr. Sean Froats is the son of Mr. Blaine Froats, our Chairman of the board and our Chief Executive Officer.

Jack Wasserman has been a director and our Treasurer since May 2003. Mr. Wasserman has been an auditor for over 25 years. He began his career in 1974 as an auditor with Arthur Andersen and Company. From 1991 to 2000, Mr. Wasserman worked on the development of several businesses into franchising opportunities, including GamePower Inc., a video game operations company from 1992 through 1994, Visual Adventures Inc., a video arcade company, during 1994, World Tel Internet Inc., an Internet Service Provider, from 1994 through 1995, and Yesic Communications Inc., an Internet Service Provider, from 1995 through 2000. Mr. Wasserman is a director, the President and Chief Executive Officer of Consolidated Gulfside Resources Limited, a Canadian public company listed on the Toronto Stock Exchange. From 2000 until he joined us in 2003, Mr. Wasserman was retired. Mr. Wasserman received his Bachelor of Commerce degree from the University of Toronto, Toronto, Ontario in 1972.

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

On compensation matters, the Board considers and recommends payroll expenditures, salaries, stock options, stock incentive and bonus proposals for our employees. Acting in its audit committee function, the Board reviews, with our independent accountants, our annual financial statements prior to publication, and reviews the work of, and approves non-audit services performed by, such independent accountants. The Board appoints the independent public accountants for the ensuing year. The Board also reviews the effectiveness of the financial and accounting functions and the organization, operation and management of our Company.

As of December 31, 2006, we did not have a director on our board that met the definition of “audit committee financial expert” as set forth in Item 407(d)(5) of Regulation S-B. We are currently searching for a director that meets such requirements. We employ an outside firm to advise and consult management and the board on all matters relating to our financial statements.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the rules there under require our officers and directors, and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies. Based on our reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, we believe that, during the last fiscal year, none of our directors or executive officers satisfied their Section 16(a) filing requirements. Such persons are in the process, with the assistance of counsel, to file all required and missing reports.

Code of Ethics

On March 12, 2004, the Board of Directors adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of  Ethics has been filed with the Securities and Exchange Commission as an Exhibit to this Form 10-KSB and is posted on our website (www.cleanwatts.com ). We will provide a copy of our Code of Ethics to any shareholder without charge upon a written request.

Procedure for Nominating Directors

We have not made any material changes to the procedures by which security holders may recommend nominees to our board of directors.

The board does not have a written policy or charter regarding how director candidates are evaluated or nominated for the board. Additionally, the board has not created particular qualifications or minimum standards that candidates for the board must meet. Instead, the board considers how a candidate could contribute to the Company's business and meet the needs of the Company and the board. The board will consider candidates for director recommended by our shareholders. Candidates recommended by shareholders are evaluated with the same methodology as candidates recommended by management or members of the board. To refer a candidate for director, please send a resume or detailed description of the candidate's background and experience with a letter describing the candidate's interest in the Company to Alternate Energy Corp., 105-3325 North Service Rd. Burlington, Ontario, Canada L7N 3G2, and Attention: Blaine Froats. All candidate referrals are reviewed by at least one current board member.

Item 10. Executive Compensation

Summary Compensation

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2006 and December 31, 2005, to (1) our Chief Executive Officer, (2) our Vice President of Operations, and (3) our Treasurer .

Summary Compensation Table

Name and Principal Position (a)	Year ended December 31, (b)	Base Salary $ (c)	Option Awards (1) $ (f)	Dollar Value of total compensation for the covered fiscal year $ (j)

Blaine Froats Principal Executive Officer	2006	264,000 (2)	189,500 (3)	453,500
	2005	144,000	0	144,000

Sean Froats Vice President of Operations	2006	0	189,500 (3)	189,500
	2005	120,000	0	120,000

Jack Wasserman	2006	0	7,580 (3)	7,580
Treasurer	2005	0	0	0

(1)	See note 8 of Notes to Consolidated Financial Statements.

(2)	The amount shown for Mr. Froats been not been paid. Payment is dependant on the improvement of cash flows of the company.

(3)	The dollar amounts shown relate to options awarded during each period.

NARATIVE TO SUMMARY COMPENSATION TABLE

Employment Agreements of Each Named Executive Officer

None of our named executive officers have a current employment agreement, however all have orally stated that they agree to continue to the best of their abilities their duties as set forth as executive officers for the next fiscal year.

We have outstanding fees owed to Blaine Froats, our Chairman and Chief Executive Officer totaling $399,162 for the fiscal year ending December 31, 2006. These fees are part of a non-interest bearing demand note including his 2005 and 2006 salary which have remained unpaid. Any payments to the note are dependant on the improvement of our cash flows. The agreement was put in writing and executed on January 1, 2005 and amended on January 1, 2006 and January 2, 2007 to reflect the outstanding amount owed of $399,162. There are no other outstanding fees or expenses due directors or officers effective December 31, 2006.

The Company previously entered into agreements with Velocity Product Solutions, Inc. relating to the services of Corbee Dutchburn and Lyle Goodis on September 25, 2003, October 30, 2003 and December 5, 2003. As a result of the October 30, 2003 agreement, Mr. Dutchburn served as our president and chief operating officer and Mr. Goodis served as our executive vice president. Pursuant to the September 25, 2003 agreement, Velocity received 200,000 shares of our common stock. Pursuant to the October 30, 2003 agreement, Mr. Dutchburn and Mr. Goodis were each issued 225,000 shares of common stock valued at $1.48/share. Pursuant to the December 5, 2003 agreement, the services were to be provided for a three (3) month period for a monthly fee of $22,225 per month beginning January 1, 2004. This agreement is renewable on three (3) month intervals. Mr. Goodis and Mr. Dutchburn resigned their positions as officers in June 2004, and only Mr. Dutchburn remains as consultant to the Company under the company name of Develpro Inc.

Long-term Incentive Plans

We do not have any long-term incentive plans, pension plans or any similar compensatory plans for any of our directors or executive officers. Nor do we currently have any intention to initiate any such plans in the near future.

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

On July 7, 2003, we granted 4,100,000 options for services using the Black Scholes option pricing model and expensed the fair value of $1,107,000 in the year. Of these options 3,100,000 were granted to our directors. The aggregate amount comprises of 2,000,000 options issued to Blaine Froats, 1,000,000 options issued to Sean Froats and 100,000 options issued to Jack Wasserman. These options expire July 7, 2009. There were no options exercised by our officers in the year 2003.

On October 15, 2004, we granted 5,050,000 options for services using the Black Scholes option pricing model and expensed the fair value of $1,717,000 in the year. The aggregate sum comprises of 2,000,000 options issued to Blaine Froats, 2,000,000 options issued to Sean Froats and 100,000 options issued to Jack Wasserman.

For the year ended December 31, 2004 there were 500,000 options exercised by our directors. This amount consisted of 250,000 options exercised by Blaine Froats and 250,000 options exercised by Sean Froats.

On March 10, 2006, we cancelled 5,050,000 options and granted 6,150,000 options for services using the Black Scholes option pricing model and expensed the fair value of $707,187 in the first quarter. Included in the 5,050,000 options cancelled were 4,100,000 options that were issued to our directors in 2004 included in the 6,150,000 options granted 5,100,000 options were issued to our directors for services.

Option/SAR Grants and Re-Pricing

On October 2, 2006, we re-valued 7,780,000 options to $0.05. The aggregate sum of the 7,780,000 options was composed of 7,580,000 options at an exercise price of $0.10 and 200,000 options at an exercise price of $0.20. These options were re-valued to retain good faith in our service personnel pertaining to the downward flux in stock price. The re-pricing of the options using the Black Scholes option pricing model with a volatility of 329% and a discount rate of 5.25% was compared to the previous model and the difference in fair value of $800 was expensed. The aggregate sum of options held by directors at the time of revaluation consisted of 3,000,000 options held by Blaine Froats, 2,500,000 options held by Sean Froats and 200,000 options held by Jack Wasserman.

During the year ended December 31, 2006, Blaine Froats exercised 3,250,000 options and Sean Froats exercised 750,000 options.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of options whether or not in tandem with stock appreciation rights, or SARs, and freestanding SARs outstanding on December 31, 2006, the last day of our fiscal year, to each of the named executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End Table

Name (a)	Option awards
	Number of securities underlying unexercised options (#) Exercisable (1) (b)	Number of securities underlying unexercised options (#) unexercisable (c)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (d)	Option exercise price ($) (e)	Option expiration date (f)
Blaine Froats	500,000	-	-	$0.05	10/03/09
	500,000	-	-	$0.05	7/7/09

Sean Froats	2,500,000	-	-	$0.05	10/03/09

Jack Wasserman	100,000	-	-	$0.05	10/03/09
	100,000	-	-	$0.05	7/7/09

(1)	All options are fully vested upon grant date.

NARATIVE TO OUTSTANDING EQUITY AWARDS TABLE

Retirement Benefits

We do not have any material terms or plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans

Potential Payments Upon Termination or Change of Control

As of December 31, 2006, we do not have any contracts, agreements, plans or arrangements, written or unwritten, that provides for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or termination of a named executive officer, or a change in control of the company or a change in the named executive officer’s responsibilities following a change in control, with respect to each named executive officer.

DIRECTOR COMPENSATION

The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors pursuant to certain agreements we have with them during the 2006 fiscal year.

Director Compensation Table

Name (a)	Fees Earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards (4) ($) (d)	Non-equity deferred compensation earnings ($) (e)	Non-qualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)
Blaine Froats (1)	264,000 (5)		189,500 (6)				453,500

Sean Froats (2)	0		189,500 (6)				189,500

Jack Wasserman (3)	0		7,580 (6)				7,580

(1)	Mr. Froats currently has an aggregate of 1,000,000 option awards outstanding at December 31, 2006.

(2)	Mr. Froats currently has an aggregate of 2,500,000 option awards outstanding at December 31, 2006.

(3)	Mr. Wasserman currently has an aggregate of 100,000 option awards outstanding at December 31, 2006.

(4)	See note 8 of Notes to our Consolidated Financial Statements.

(5)	The amount shown for Mr. Froats been not been paid. Payment is dependant on the improvement of cash flows of the company.

(6)
The dollar values shown relate to the options awarded for the 2006 fiscal year. On October 2, 2006, we re-valued 7,780,000 options to $0.05. The aggregate sum of the 7,780,000 options was composed of 7,580,000 options at an exercise price of $0.10 and 200,000 options at an exercise price of $0.20. These options were re-valued to retain good faith in our service personnel pertaining to the downward flux in stock price. The repricing of the options using the Black Scholes option pricing model with a volatility of 329% and a discount rate of 5.25% was compared to the previous model and the difference in fair value of $800 was expensed. The aggregate sum of options held by directors at the time of revaluation consisted of 3,000,000 options held by Blaine Froats, 2,500,000 options held by Sean Froats and 200,000 options held by Jack Wasserman.

NARRATIVE TO DIRECTOR COMPENSATION TABLE

There are no set compensation arrangements other than compensation to newly appointed directors. During the fiscal year ending December 31, 2006 one director Blaine Froats was owed $264,000 for services. Payment towards the debt is dependent on the cash flows of the Company.

Each and every new director as appointed will receive a stock option grant of 100,000 common shares when appointed. The options will vest immediately upon issuance, have a term of three years and will have cashless option rights. There have been no new directors appointed and no other fees paid for services rendered as a director, except as disclosed in this Item 10.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as to the record ownership of our common stock by our (i) directors and executive officers, (ii) all of the officers and directors as a group and (iii) each person who owns more than 5% or more of our common stock. The persons named in this table possess the sole voting and investment power with respect to the shares of common stock shown unless otherwise indicated. In general, beneficial ownership includes those shares that a person has the power to vote, sell, or otherwise dispose. Beneficial ownership also includes that number of shares, which an individual has the right to acquire within 60 days (such as stock options) of the date this table was prepared. Two or more persons may be considered the beneficial owner of the same shares. The inclusion in this section of any shares deemed beneficially owned does not constitute an admission by that person of beneficial ownership of those shares. All ownership of securities is direct ownership unless otherwise indicated.

Name of beneficial owner	Address of beneficial owner	Amount and nature of beneficial ownership	% of class (1)

Blaine Froats (2)	3325 North Service Rd, Suite 105, Burlington, On, L7N 3G2	29,311,561 (3)	22.64%

Sean Froats (2)	3325 North Service Rd, Suite 105, Burlington, On, L7N 3G2	7,500,000 (4)	5.79%

Marilyn Froats (2)	3325 North Service Rd, Suite 105, Burlington, On, L7N 3G2	29,311,561 (5)	22.64%

Jason Froats (2)	3325 North Service Rd, Suite 105, Burlington, On, L7N 3G2	6,478,360 (6)	5%

Jack Wasserman	3325 North Service Rd, Suite 105, Burlington, On, L7N 3G2	200,000 (7)	*

All Executive Officers and Directors as a group (3 persons)		37,011,561 (8)	27.75%

* Less than 1% of outstanding shares of Common Stock.

(1)	Applicable percentage of ownership is based on 129,462,305 shares of common stock outstanding as of December 31, 2006, for each stockholder.

(2)	Blaine Froats is the father of Sean Froats and Jason Froats and is married to Marilyn Froats. Marilyn Froats is Sean Froats and Jason Froats’ mother.

(3)
Mr. Froats directly owns 25,705,000 common shares and immediately exercisable options to purchase 1,000,000 shares of our common stock at $0.05 per share. Mr. Froats is deemed to indirectly beneficially own the shares of his wife, Marilyn Froats, which includes 2,406,561 common shares and immediately exercisable options to purchase 200,000 shares our common stock at $0.05 per share.

(4)	Sean Froats is the son of Blaine Froats and Marilyn Froats. He owns 5,000,000 shares and immediately exercisable options to purchase 2,500,000 shares of our common stock at $0.05 per share.

(5)
Marilyn Froats wife to Blaine Froats directly owns 2,406,561 shares and immediately exercisable options to purchase 200,000 shares our common stock at $0.05 per share. Ms. Froats is deemed to indirectly beneficially own the shares of her husband, Blaine Froats, which includes 25,705,000 common shares and immediately exercisable options to purchase 1,000,000 shares of our common stock at $0.05 per share.

(6)	Jason Froats, son of Blaine Froats and Marilyn Froats, owns 5,228,360 common shares and immediately exercisable options to purchase 1,250,000 shares our common stock at $0.05 per share.

(7)	Jack Wasserman owns immediately exercisable options to purchase 200,000 shares our common stock at $0.05 per share.

(8)	Includes 3,900,000 in aggregate immediately exercisable options among Blaine Froats, Sean Froats and Jack Wasserman.

Item 12. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of December 31, 2006, we were indebted in the amount of $399,162 (2005 - $416,455) to our Chief Executive Officer and director, Blaine Froats, pursuant to a non-interest bearing demand note. The agreement was put in writing and executed on January 1, 2005 and amended on January 1, 2006 and January 2, 2007 to reflect the outstanding amount owed. The amount does not represent a one-time lump sum but rather a series of transactions between January 2003 and December 2006.

We are indebted to Marilyn Froats, spouse of Blaine Froats, in the amount of $99,802 (2005 - $31,000) resulting from consulting fees for the period from July 2005 to December 31, 2006.

During 2006, we paid a total of $192,292 as consulting expenses to family members who are not directors of the Company (2005 - $172,515).

Director Independence

During the year ended December 31, 2006, Blaine Froats, Sean Froats and Jack Wasserman served as our directors. We are currently traded on the Over-the-Counter Bulletin Board or OTCBB. The OTCBB does not require that a majority of the board be independent.

Item 13. Exhibits, Financial Statements and Reports on Form 8-K

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as filed August 1, 1997 (included as Exhibit 3.1 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

3.2	Bylaws (included as Exhibit 3.2 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Incorporation, as filed August 23, 1997 (included as Exhibit 3.3 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

3.4	Articles of Amendment to the Articles of Incorporation, as filed November 20, 1998 (included as Exhibit 3.4 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

3.5	Articles of Amendment to the Articles of Incorporation, as filed May 16, 2003 (included as Exhibit 3.5 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

4.1	2003 Stock Benefit Plan, dated July, 1, 2003 (included as Exhibit 4.1 to the Form S-8 filed July 23, 2003, and incorporated herein by reference).

4.2	Form of Class A Warrant (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).

4.3	Form of Class B Warrant (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).

4.4	Form of Class C Warrant (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).

4.5	Subscription Agreement between the Company and various subscribers included as Exhibit 10.1 to the Form SB-2/A filed September 14, 2005, and incorporated herein by reference).

4.6	Subscription Agreement between the Company and various subscribers (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).

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

10.12	Funds Escrow Agreement between the Company and various subscribers (included as Exhibit 10.10 to the Form SB-2/A filed September 14, 2005, and incorporated herein by reference).

10.13	Security Agreement between the Company and Blaine Froats, dated January 1, 2005 (included as Exhibit 10.12 to the Form SB/2-A filed January 19, 2006, and incorporated herein by reference).

14.1	Corporate Code of Ethics (included as Exhibit 14 to From 10-KSB filed March 16, 2004, and incorporated herein by reference).

21.1	Subsidiaries of the registrant (filed herewith).

23.1	Consent of Danziger Hochman Partners LLP (filed herewith).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

We paid Danziger & Hochman audit and audit related fees of $23,700 as of March 23. 2007, $63,880 in the fiscal year ended December 31, 2006 for quarterly statement review and audit. We had paid $35,738 in the 2005 period.

Tax Fees. We have not paid any fees for tax services to Danziger & Hochman.

All Other Fees. We have not paid any fees for any other services to Danziger & Hochman.

Audit Committee pre-approval policies and procedures. The entire Board of Directors, which acts as our audit committee, approved the engagement of Danziger & Hochman.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alternate Energy Corp.

Date: April 16, 2007	By:	/s/ Blaine Froats
Blaine Froats
Chief Executive Officer

In accordance with the Exchange Act , this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Blaine Froats
Blaine Froats	Date: April 16, 2007
Director

/s/ Sean Froats
Sean Froats	Date: April 16, 2007
Director

/s/ Jack Wasserman
Jack Wasserman	Date: April 16, 2007
Director