Form 10QSB
period 2007-03-31
ALTERNATE ENERGY CORP
filed 2007-05-21
CIK 1075773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 135,069,019 shares as of May 7, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

ALTERNATE ENERGY CORP.
(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-QSB
FOR THE FISCAL QUARTER ENDED MARCH 31, 2007

INDEX

PART I

FINANCIAL INFORMATION

Item 1 - Consolidated Balance Sheets as of March 31, 2007 (Unaudited)	F1

Consolidated Statements of Operations for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	F2

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (Unaudited)	F3

Notes to the Unaudited Consolidated Financial Statements	F4 - F6

Item 2 - Management’s Discussion and Analysis or Plan of Operation	1-11

Item 3 - Controls and Procedures	11

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	11-12

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	12-13

Item 3 - Defaults Upon Senior Securities	13

Item 4 - Submission of Matters to a Vote of Security Holders	13

Item 5 - Other Information	13

Item 6 - Exhibits	14-15

INDEX

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31 , 2007	December 31, 2006
ASSETS	unaudited
Current
Cash	$39,450	$97,443
Prepaid expenses and sundry assets	109,808	62,245
Marketable securities	76,048	114,934
	225,306	274,622
Other
Property and equipment, net	199,308	210,343
Patents and technology	-	-
	$424,614	$484,965

LIABILITIES
Current
Accounts payable	$247,185	$174,842
Accrued liabilities	212,305	168,591
Warrant Liability	-	-
Convertible debt	-	-
Due to directors and officers	464,246	399,162
	923,736	742,595

SHAREHOLDERS' DEFICIT
Capital stock	137,306	133,949
Additional paid in capital	29,384,576	29,119,777
Prepaid expenses paid with common stock	(143,043)	(101,606)
Accumulated other comprehensive income	(222,725)	(271,344)
(Deficit) Accumulated during development stage	(29,655,236)	(29,138,406)
	(499,122)	(257,630)

	$424,614	$484,965

{See accompanying notes to the financial statements.}

F1

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Statements of Operations
Unaudited

Three months ending March 31	2007	2006	Inception To Date

REVENUE	$-	$-	$-

EXPENSES
Administrative	98,044	42,112	1,563,906
Consulting fees	196,682	956,335	13,921,949
Professional fees	147,699	58,241	1,468,978
Research and development	63,550	37,380	405,511
Financing expense	-	50,386	559,714
Impairment of intangible assets	-	-	2,165,458
Management fee	-	-	240,000
Recovery of loan	-	-	(202,000)
Depreciation	12,804	17,068	203,082
NET (LOSS) FROM OPERATIONS	(518,779)	(1,161,522)	(20,326,598)

OTHER INCOME (EXPENSES)
Other income	1,949	-	464,857
Gain on settlement	-	-	461,909
Gain on adjustment on derivative / warrant liability to fair value of underlying securities	-	167,427	1,075,339

NET (LOSS) FOR THE PERIOD	$(516,830)	$(994,095)	$(18,783,184)

NET (LOSS) PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	135,467,642	117,101,306

F2

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
Unaudited

Three months Ending March 31	2007	2006	Inception To Date
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(516,830)	$(994,095)	$(18,783,184)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based expenses	169,995	960,753	13,168,505
Impairment of intangible assets	-	-	2,165,458
Depreciation and amortization	11,035	18,462	201,313
Accretion of principal related to convertible debt	-	50,386	494,715
(Gain) loss on derivatives related to warrants	-	(167,427)	(1,075,339)
(Gain) Loss on sale of marketable securities	9,877	(6,099)	168,035
(Gain) Loss on settlement	-	-	(376,909)
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and sundry assets	9,161	39,444	(189,993)
Decrease (increase) in deferred consulting expense	-	-	-
Increase (decrease) accounts payable and accrued liabilities	116,057	34,008	239,701
Increase (decrease) in due to directors and officers	-	-	264,000

Net cash (used in ) operating activities	(200,705)	(64,568)	(3,723,698)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(428,615)
Purchase of patents and technology	-	-	(154,373)
Proceeds from (investment in) marketable securities	-	17,349	(152,840)

Net cash provided by (used in) investing activities	-	(17,349)	(735,828)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common shares for cash	-	-	3,456,875
Principal received from notes payable	-	-	500,000
Advances from directors and officers	65,084	16,871	604,645

Net cash provided by (used in) financing activities	65,084	16,871	4,457,121
EFFECT OF FOREIGN EXCHANGE RATES	77,628	-	41,855
NET INCREASE (DECREASE) IN CASH DURING PERIOD	(57,993)	(30,348)	39,450

CASH, BEGINNING OF THE PERIOD	97,443	135,881	-

CASH, END OF THE PERIOD	$39,450	$105,53	$39,450

Non-cash activities
Common shares issued for patents and technology (net)	-	-	1,970,000
Issuance of common stock for note conversion	-	500	500
Issuance of common stock for satisfaction of accrued liabilities due to related parties	-	200,000	200,000
Recovery of debt	$56,724
Issuance of common stock for prepaid expenses	-	-	60,253

{See accompanying notes to the financial statements.}

F3

ALTERNATE ENERGY CORP.
(A Development Stage Company)
NOTES TO THE (UNAUDITED) CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED March 31, 2007

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

As contemplated by the Securities and Exchange Commission (the “SEC”) under Rule 10-01 of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that is included in the Company’s annual financial statements and footnotes thereto. For further information, refer to the financial statements and related footnotes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB.

2. BACKGROUND INFORMATION

Alternate Energy Corporation (the “Company”), formerly known as COI Solutions, Inc., was incorporated in the State of Nevada on August 1, 1997. The Company commenced active business operations on June 1, 2003 and is considered to be a development stage company under SFAS 7. Since 2003, the Company has had the objective of producing a clean, on demand hydrogen technology that would have global, multiple market applications on both a small and large scale. The Company’s hydrogen production system leverages a non-toxic proprietary chemical reaction that yields high quality hydrogen along with a number of globally valuable chemical compounds. The Company’s process is entirely chemical, not requiring electrolysis or any external source of electrical power.

In February 2004, the Company incorporated a wholly-owned subsidiary, 2040412 Ontario, Inc. located in the Province of Ontario, Canada. The subsidiary holds title to certain property and equipment reflected in the Company’s accounts.

3. LIQUIDITY

During the three months ended March 31, 2007 and 2006, the Company incurred losses of $516,830 and $994,095, respectively and cash used in operations was $200,705 and $64,568, respectively. The Company financed its operations using sales of its common stock, the exercise of common stock purchase warrants, vendor credit, debt financing and convertible notes.

While the Company believes that it will have sufficient cash to meet its short-term capital requirements through the second quarter of 2007, there are no assurances that the Company will be able to raise sufficient funds to meet its long-term capital needs. The Company may also seek alternative sources of financing, including more conventional sources such as bank loans and credit lines, although no assurances in this regard can be made. Further, the availability of any future financing may not be on terms that are satisfactory to the Company. Accordingly, the Company will continue to seek additional financing through issuance of debt and/or equity securities.

4. MARKETABLE SECURITIES

As of March 31, 2007, the Company holds 800,000 restricted shares of common stock of Astris Energi Inc. and warrants to purchase 1,500,000 shares of common stock at a price of $0.19 per share, for a period of three years with an unrealized loss of $300,861. On the Over The Counter Bulletin Board, the reported sale price of Astris Energi’s common stock was $0.03 as of May 2, 2007.

F4

5. PROPERTY AND EQUIPMENT
		Accumulated	March 31,
	Cost	Amortization	2007

Automobile	$90,465	$46,375	$44,090
Computer hardware	36,652	20,159	16,493
Computer software	6,945	6,945	0
Equipment	242,043	109,597	132,446
Telephone	2,402	1,532	870
Office equipment	4,385	1,385	3,000
Office furniture	245	31	214
VOIP system	1,814	363	1,452
Software other	2,234	1,489	745
	$387,184	$187,876	$199,308

6. RELATED PARTY TRANSACTIONS

As of March 31, 2007, the Company was indebted $464,246 (as of December 31, 2006 - $399,162) to a director, Blaine Froats. The amount of $399,162 is pursuant to a non-interest bearing demand note. The agreement was put in writing and executed on January 1, 2005 and amended on January 1, 2006 and January 2, 2007 to reflect the outstanding amount owed. The amount of $464,246 does not represent a one-time lump sum but rather a series of transactions between January 2003 and March 2007.

The Company is indebted to Marilyn Froats, spouse of Blaine Froats, $115,392 (as of December 31, 2006 - $99,802) in consulting fees for the services rendered during the period between July 1, 2005 to March 31, 2007.

During the three month period ended March 31, 2006, an amount totaling $65,836 was paid as consulting expenses to members of the Froats family who are not directors (December 31, 2006 - $192,292).

7. CAPITAL STOCK

The Company is authorized under its charter to issue 250,000,000 shares of common stock, par value $0.001 per share.

The Company issued 3,356,714 shares of common stock during the three months ending March 31, 2006. The amount issued consisted of 84,912 shares of common stock for expenses totaling $4,416 or $0.05 per share (weighted average price), 2,000,000 shares of common stock for the exercise of options and 3,271,802 shares were issued to consultants for services performed for the Company totaling $187,416 or $0.06 per share (weighted average price).

At March 31, 2007 and December 31, 2006, there were 137,305,591, and 133,948,877 shares of common stock issued and outstanding, respectively.

8. DEFERRED CONSULTING COSTS

The Company issued shares to service providers and consultants over the terms of their contracts which range from three months to three years. The Company recorded shares at the fair value at date issued and the expense is recorded as services are rendered.

F5

All deferred assets are recorded at fair market value at the time of share issuance and are systematically reduced based on the terms of each agreement. Each party providing services had either positive working references or had previously provided services to the Company and had performed their duties as per their contractual terms. The following is a chart of the current deferred consulting as of the period ending March 31, 2007, with accompanying notes:

NAME	DESCRIPTION	$ VALUE OF SHARES REMAINING
Operations (1)	Up to June 15, 2006	92,141

Administration (2)	Up to May 30, 2006	9,773

Research & Development (3)	Up to May 30, 2006	6,390

(1)	Shares issued to consultants involving the management, marketing, product development and operations of the Company.

(2)	Includes $814 to consultants and employees for general office duties, and $7,251 for bookkeeping and general administrational duties.

(3)	Shares issued to consultants and employees and deferred for lab, engineering, research and technical support.

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

The options have a term of expiration to be set by the Compensation Committee of the Board of Directors but will not exceed ten (10) years after the grant date. The options vest immediately. The exercise price for each option is chosen at the discretion of the Compensation Committee. On February 24, 2004, the Company increased the number of shares to be issued under the plan to 15,000,000.

In December 2006, 2,000,000 options were exercised. These common shares were issued in January 2007 as reflected in the Company’s financial statements.

At March 31, 2007 and December 31, 2006, there were options to purchase 7,780,000 and 7,780,000 shares of common stock, respectively. There were no other exercised, expired or issued options during the three month period.

The total amount of warrants outstanding at March 31, 2007 was 10,166,676. There were no issued warrants and 3,720,556 warrants expired during the three month period.

F6

10. NET INCOME (LOSS) PER COMMON SHARE

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share”, SEC Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted EPS”. Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per common share (“Basic EPS”) is computed dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) adjusted for interest expense and amortization of debt issuance costs associated with the Convertible Debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and convertible securities such as Convertible Debentures. The calculation of diluted net loss per share does not include potential shares of common stock equivalents for the years ended December 31, 2006 and 2005 respectively, as their impact on net loss per share would be antidilutive.

F7

ITEM. 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following Management’s Discussion and Analysis and Plan of Operation should be read in conjunction with the financial statements, and the notes thereto included herein.

Cautionary Statement Concerning Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements, including statements regarding our expansion plans. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in our “Risk Factor” section in our 10-KSB, other filings with the SEC and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

Background

We are a development stage company. We have not earned revenues from our technology through March 31, 2007. We are currently developing our core technology which is focused on production of on-demand, pure, safe hydrogen. Hydrogen has numerous applications, such as a fuel to power internal combustion engines and fuel cells, and in bulk form, as a process ingredient in the food, pharmaceutical, oil refining, glass production and several other major manufacturing industries. Our hydrogen production process is designed to overcome three major industry obstacles: affordability, storage and safety. Our hydrogen production system leverages a chemical process that yields fuel-cell quality hydrogen with no known harmful by-products. Our hydrogen-maker can be scaled according to application and designed to directly supply almost any application on an as-needed basis, eliminating the need to store hydrogen in a compressed state.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND NEW ACCOUNTING PRONOUNCEMENTS

Management’s discussion and analysis of its financial condition and plan of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those stated in our financial statements and those listed below:

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

Our operations are in Canada and virtually all of our assets and liabilities give rise to significant exposure to market risks from changes in foreign currency rates arising from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, we do not use derivative instruments to reduce our exposure to foreign currency risk. We may not be able to effectively protect our intellectual property rights, which form the foundation of the business. The business exposes us to potential product liability claims that are inherent in hydrogen and products that use hydrogen. We have not obtained insurance coverage on acceptable terms.

Deferred Consulting Costs

We have issued shares of our common stock to service providers and consultants over the terms of their contracts which range from three months to three years. We recorded these shares at the fair value at date issued and the expense is recorded as services are rendered.

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

As a result of change in technology in the third quarter ending September 30, 2006, we concluded that the technology is no longer functional, deemed inadequate to the needs of the business at that time, and did not fit into our business plan as set out in relation to the requirements for a competitive margin needed for our targeted markets. We performed our periodic review of our intangible assets for impairment as of December 31, 2006 and identified asset impairment as a result of the review of approximately $218,000.

As a result, we withdrew two provisional patents through our patent attorneys, and recorded the impairment as shown in the chart below. The impairments to intangible assets are reflected in our financial statements for the first quarter ending March 31, 2007 and the fiscal years ending December 31, 2006 and 2005.

Balance, December 31, 2005	218,000
Patents and technology adjusted for impairment during the year	(218,000)
Balance, December 31, 2006	$0
Balance, March 31, 2007	$0

Through our extensive research and development, we have developed our own proprietary process for producing hydrogen. We believe this process has improved hydrogen production significantly, with the added creation of valuable by-products. Since these by-products have a much higher value to weight ratio than the hydrogen itself, subsidization of the hydrogen’s selling price via the sale of this product will allow for this process to be more price competitive with current gasoline, diesel and hydrogen prices.

It is with this newly developed technology that we will continue our business strategy which may allow for the realization of better revenue opportunities to arise in the future. We will continue in the development and refinement of our hydrogen production systems.

Income Taxes

We account for our income taxes under the asset and liability method specified by SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the effective tax rates which will be in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more than likely than not that some portion or all of the deferred tax assets will not be realized.

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

Stock Option Plans and Stock-Based Compensation

We apply the fair-value-based method of accounting prescribed by SFAS No. 123 (R), “Accounting for Stock-Based Compensation,” in accounting for our stock options granted to employees and stock granted to non-employees. As such, compensation expense for employees is recorded on the date of the grant, which vests immediately based on the fair market value of the stock and is expensed in the period in which the option was granted. Compensation cost for non-employees is recognized when services are received using the fair value of our equity instruments at those dates.

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

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R).” (SFAS 158”) SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for our fiscal year ending December 31, 2007. We do not expect the adoption of SFAS 158 to have a material impact on our financial position, results of operation or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” (“SFAS 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for fair value measurements and disclosures made by us in our fiscal year beginning on October 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our financial position, results of operation or cash flows.

In July 2006, the FASB issued FIN. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are currently evaluating the potential impact of FIN 48, but it is not expected to have a material impact on our financial position, results of operations or cash flows.

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

RESULTS OF OPERATIONS

FOR FISCAL QUARTER ENDED MARCH 31, 2007,
COMPARED TO THE FISCAL QUARTER ENDED MARCH 31, 2006

REVENUES

For the fiscal quarter ended March 31, 2007 and for the fiscal quarter ended March 31, 2006 we had no revenues. As a development stage company we are working diligently to progress our technology into realized revenue. We are continuing with our exploration of our dual phase business strategy that may allow for the realization of revenue opportunities sooner as we continue the development and refinement of our hydrogen production systems as well as our sales and marketing strategies.

OTHER INCOME

For the fiscal quarter ended March 31, 2007, we received $1,241 in payments satisfying a lease agreement and $708 in payments towards the reclaiming of debt.

EXPENSES

We had total expenses of $518,779 and $1,161,522 in the fiscal quarter ended March 31, 2007 and March 31, 2006, respectively. Our expenses for the fiscal quarter ended March 31, 2007 and March 31, 2006 consisted of $98,044 and $42,112 in administrative expenses, respectively, $196,682 and $956,335 in consulting fees, respectively, $147,699 and $58,241 in professional fees, respectively, $63,550 and $37,380 for research and development, respectively, $0 and $50,386 for financing expense, respectively, and $12,804 and $17,068 in depreciation, respectively. During the fiscal quarter ended March 31, 2007, our expenses were 45% lower than in fiscal quarter ended March 31, 2006, mostly due to financing expenses associated with a previous debenture and a decrease in consulting fees.

There was an increase of $55,932 in administrative expenses in the fiscal quarter ending March 31, 2007 as compared to the fiscal quarter ending March 31, 2006. This increase is attributed to expenditures to overall administrative needs over a multitude of areas, including travel, insurance and communications requirements.

There was a decrease in consulting fee expenses of $759,653 in the fiscal quarter ending March 31, 2007 as compared to the fiscal quarter ending March 31, 2006. The decrease is mainly attributed the non issuance of stock options and to our utilization of core consultants with the issuance of common stock. By issuing common stock to these core consultants as payment, the use of cash is conserved, not only by an incentive for lowering of payments in regards to total cash fees due, but also for the reduction of the overall potential cash flow needed to satisfy these cash payments.

Professional fees increased by $89,458 in the fiscal quarter ending March 31, 2007 as compared to the fiscal quarter ending March 31, 2006. This increase is largely attributed to accounting expenses in connection with general operational activity.

There was an increase in research and development expenses of $26,170 in the fiscal quarter ending March 31, 2007 as compared to the fiscal quarter ending March 31, 2006 as we continue on our course of action with testing and development of our hydrogen production systems as well as our valuable byproducts.

There was a decrease of $4,264 in depreciation expenses relative to our fixed assets as per our scheduled depreciation table.

Over the next 12 months, we anticipate that our expenses will not increase substantially over our expenses in the period ending March 31, 2007, unless additional financing is obtained. In the event significant financing is obtained, we would expect that expenses will only increase in proportion with the amount of funds received as a result of any such financing. We will continue as planned in the goals set for the continued development, sales and marketing of our hydrogen production system and sale of by-products.

NET LOSS

We had a net loss of $516,830 in the fiscal quarter ended March 31, 2007, compared with a net loss of $994,095 in the fiscal quarter ended March 31, 2006. The decrease of $477,265 in the net loss in the 2007 fiscal quarter compared to the 2006 fiscal quarter relates primarily to the administrational expenses along with the non issuance of stock options reflecting no additional expenses associated with the valuation of said options in the fiscal quarter ended March 31, 2007 period. We believe that, for the fiscal year ending December 31, 2007, we will continue to incur losses at the rate experienced during the first quarter. In 2007, we believe we would only be able to slow our losses if we can create and sustain significant revenues from our hydrogen production system and by-products.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $516,830 and $994,095 for the quarters ended March 31, 2007 and March 31, 2006, respectively, and have an accumulated deficit of $29,655,236 at March 31, 2007. We had $39,450 in cash on hand as of March 31, 2007. Management may obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon our ultimately obtaining profitable operations. We may not be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

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

Net cash used in operating activities was $200,705 for the three month period ended March 31, 2007, compared with $64,568 for the three month period ended March 31, 2006. The net cash used for this period resulted mainly from consulting fees and liabilities to continue the ongoing movement towards our development, marketing and operations. The consulting fees were paid in shares of our common stock.

Net cash obtained from financing activities was $65,084 for the three month period ended March 31, 2007, compared with $16,871 for the three month period ended March 31, 2006. In the three month period ended March 31, 2007, we received advances from one of our directors.

Net cash provided by investing activities for the three month period ended March 31, 2007was $0, compared with $17,349 for the three month period ended March 31, 2006.

On April 28, 2006, we sold 1,600,000 shares of common stock at a price of $0.10 per share, for a total of $160,000, to certain accredited investors.

On April 1, 2006 we entered into a lease agreement with Astris Energi, Inc. We will lease certain equipment to Astris over a 48 month period.

In March 2005, we entered into a convertible debenture agreement which is described below. The initial closing for $500,000 and its conversion features triggered the anti-dilution clause included in our private placement agreements with certain accredited investors. As such, an additional 2,811,429 shares of our common stock will need to be issued to these investors. As of March 31, 2007, 324,857 shares of common stock have been issued with 2,486,572 shares remaining to be issued.

On March 2, 2005, we entered into a private placement with certain institutional accredited investors whereby these investors agreed to purchase up to $1,500,000 in Convertible Notes, with Class A Warrants to purchase a number of shares equal to the number of shares to which the Notes are convertible, at a price of $0.40 per share expiring in 3 years, Class B Warrants to purchase up to three times the amount of Notes purchased at the initial closing at an exercise price equal to 70% of the volume weighted average price for the five days preceding the closing, or $0.2875 per share, exercisable until 90 days after a resale registration statement is declared effective by the Securities and Exchange Commission, and Class C Warrants to purchase 400,000 shares at $0.40 per share and 600,000 shares at $1.00 per share, exercisable for 3 years from the date of the closing. The Notes were initially convertible into shares of our common stock at 70% of the average closing bid price for the 5 days preceding the notice to convert with an initial ceiling of $0.35 per share and floor of $0.15 per share. Under the terms of the Notes, the floor is no longer effective. The Notes carry an interest rate of 6%, payable quarterly in arrears in either cash or our stock, at our discretion.

 As of June 30, 2006, we have received $500,000 in proceeds from the investors and have issued warrants to purchase a total of 8,054,674 shares of common stock. Of this total there were 2,563,668 Class A warrants, 5,291,005 Class B warrants and 200,000 Class C warrants issued, all of which have been converted to shares of common stock. No other proceeds have been received from this debenture.

We held 1,000,000 shares of Astris Energi Inc. as of December 31, 2004, which comprised an ownership interest in Astris Energi of 2.65%. We purchased these shares for a total of $300,000 at the value of $0.30 per share and adjusted as per market value for that period. We sold all 1,000,000 shares of the Astris Energi securities between September 1, 2005 and March 31, 2006, incurring a loss on the investment, which is reflected in the consolidated statements of cash flows.

During the fiscal quarter ended June 30, 2006, our contract with Astris Energi was amended and we received 800,000 restricted shares of common stock of Astris Energi Inc, $85,000 in cash and the rights to purchase 1,500,000 warrants at $0.19 for a period of three years. On the Over-The Counter Bulletin Board, the last reported sale price of Astris Energi’s common stock was $0.071 as of November 9, 2006.

While we believe that we will have sufficient cash to meet our short-term capital requirements, we may not be able to raise sufficient funds to meet long-term capital needs as management estimates that we will require several million dollars towards the end of fiscal quarter ended June 30, 2007 to continue towards the goals set forth in our business strategy as stated in our annual report on form 10-KSB for the fiscal year ended December 31, 2006. We may also seek alternative sources of financing, including from more conventional sources such as bank loans and credit lines, although no assurances in this regard can be made. Further, the availability of any future financing may not be on terms that are satisfactory to us.

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

Research and Development

In addition to refining the hydrogen production process and developing new by-products, we expect to continue process optimization of current by-products with our principal technical team and external Labs. New research has been initiated by the University of Waterloo Co-op chemical engineering students to minimize raw material costs for the by-product processes, as well to identify the future development of innovative, hydrogen-yielding chemical reactions.

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

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On October 22, 2004, we instituted proceedings against Russell Rothman in the Ontario Superior Court of Justice (Case No. 04-CV-277760CM2). We are seeking the rescission of agreements between us and Mr. Rothman, return of shares paid to him, and the return of money paid. We had entered into an agreement with Mr. Rothman for the purchase of certain technology related to the production of hydrogen gas, for which he represented that he owned all right and title. On January 4, 2005 Rothman filed a countersuit against us in the Ontario Supreme Court of Justice for breach of contract in the amount of $2 billion and is asking for punitive damages in the amount of $10 million. On December 9, 2005, the Ontario Supreme Court of Justice ordered that Mr. Rothman’s pleadings be struck, that he issue new pleadings by January 9, 2006 and that he appear in court on February 9, 2006.

On January 9, 2006, Mr. Rothman substantially amended his claim, and is now seeking $12 million for breach of contract and punitive damages in the amount of $250,000. We continue to believe that the counterclaim has no merit and while it is too early to determine the outcome of such allegations, we intend to vigorously defend against Mr. Rothman’s counterclaim. This litigation has not progressed beyond the pleading stage and is ongoing as of May 7, 2007.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 3, 2007, we issued 10,000 common shares as consideration for prepaid consulting by L&J Consulting. The shares were valued at a total of $800.

On January 3, 2007, we issued 200,000 common shares as consideration for prepaid consulting by Osprey Partners. The shares were valued at a total of $19,800.

On January 3, 2007, we issued 55,000 common shares as consideration for prepaid consulting by DT Consulting. The shares were valued at a total of $4,400.

On January 3, 2007, we issued 100,000 common shares as consideration for prepaid consulting by Hayward Consulting. The shares were valued at a total of $8,000.

On January 3, 2007, we issued 150,000 common shares as consideration for prepaid consulting by Develpro, Inc. The shares were valued at a total of $12,000.

On January 3, 2007, we issued 150,000 common shares as consideration for prepaid consulting by JF Consulting. The shares were valued at a total of $12,000.

On January 3, 2007, we issued 100,000 common shares as consideration for prepaid consulting by Osprey Partners. The shares were valued at a total of $8,000.

On January 23, 2007, we issued 48,714 common shares as consideration for prepaid consulting by Francis Cadeau. The shares were valued at a total of $3,064.

On January 26, 2007, we issued 50,000 common shares as consideration for prepaid consulting by Don Wilkinson. The shares were valued at a total of $3,000.

On January 29, 2007, we issued 200,000 common shares as consideration for prepaid consulting by JF Consulting. The shares were valued at a total of $11,600.

On January 29, 2007, we issued 200,000 common shares as consideration for prepaid consulting by Develpro Inc. The shares were valued at a total of $11,600.

On January 29, 2007, we issued 50,000 common shares as consideration for prepaid consulting by RE Consulting. The shares were valued at a total of $2,900.

On February 7, 2007, we issued 50,000 common shares as consideration for prepaid consulting by L&J Consulting. The shares were valued at a total of $3,250.

On February 7, 2007, we issued 60,000 common shares as consideration for prepaid consulting by DT Consulting. The shares were valued at a total of $3,900.

On February 7, 2007, we issued 100,000 common shares as consideration for prepaid consulting by Hayward Consulting. The shares were valued at a total of $6,500.

On February 7, 2007, we issued 70,000 common shares as consideration for prepaid consulting by RE Consulting. The shares were valued at a total of $4,550.

On February 27, 2007, we issued 75,000 common shares as consideration for prepaid consulting by L&J Consulting. The shares were valued at a total of $3,938.

On February 27, 2007, we issued 120,000 common shares as consideration for prepaid consulting by Hayward Consulting. The shares were valued at a total of $6,300.

On February 27, 2007, we issued 80,000 common shares as consideration for prepaid consulting by DT Consulting. The shares were valued at a total of $4,200.

On March 1, 2007, we issued 100,000 common shares as consideration for prepaid consulting by Osprey Partners. The shares were valued at a total of $5,000.

On March 1, 2007, we issued 28,000 common shares as consideration for prepaid consulting by Don Wilkinson. The shares were valued at a total of $1,540.

On March 2, 2007, we issued 490,000 common shares as consideration for prepaid consulting by Hewitt Consulting. The shares were valued at a total of $24,990.

On March 7, 2007, we issued 120,000 common shares as consideration for prepaid consulting by JF Consulting. The shares were valued at a total of $6,600.

On March 13, 2007, we issued 150,000 common shares as consideration for prepaid consulting by Develpro, Inc. The shares were valued at a total of $8,100.

On March 28, 2007, we issued 200,000 common shares as consideration for prepaid consulting by JF Consulting. The shares were valued at a total of $11,800.

On March 28, 2007, we issued 150,000 common shares as consideration for prepaid consulting by Develpro, Inc. The shares were valued at a total of $8,850.

On March 29, 2007, we issued 150,000 common shares as consideration for prepaid consulting by Hayward Consulting. The shares were valued at a total of $8,850.

On March 29, 2007, we issued 80,000 common shares as consideration for prepaid consulting by DT Consulting. The shares were valued at a total of $4,720.

On March 29, 2007, we issued 20,000 common shares as consideration for prepaid consulting by Don Wilkinson. The shares were valued at a total of $1,180.

We issued the securities in the referenced transactions in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. There were no underwriters or placement agents employed in connection with the transactions described in this Item 2. The shares were issued to accredited investors in all of the above-referenced transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

Alternate Energy Corp.

Date: May 21, 2007	By:	/s/ Blaine Froats
Blaine Froats Chief Executive Officer

Alternate Energy Corp.

Date: May 21, 2007	By:	/s/ Jack Wasserman
Jack Wasserman Treasurer and Principal Accounting Officer