Form 10QSB/A
period 2007-03-31
ALTERNATE ENERGY CORP
filed 2007-06-13
CIK 1075773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

We are amending this 10-QSB to add information to Footnote 1 to the financial statements, we have corrected a misallocation of receivables in the amount of $56,378 in the prepaid and sundry asset line item of the unaudited consolidated balance sheets and we have also corrected historical values to the financing activities line items of the consolidated statement of cash flows. Due to time constraints, we filed the 10-QSB without the review of our independent auditors notwithstanding that such review is required. This 10-QSB/A has now been reviewed by our independent auditors using professional review standards and procedures as required by Form 10-QSB.

ALTERNATE ENERGY CORP.
(A Development Stage Company)

AMENDED QUARTERLY REPORT ON FORM 10-QSB/A
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

INDEX

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31 , 2007	December 31, 2006
ASSETS	unaudited
Current
Cash	$39,450	$97,443
Prepaid expenses and sundry assets	53,430	62,245
Marketable securities	76,048	114,934
	168,928	274,622
Other
Property and equipment, net	199,308	210,343
Patents and technology	-	-
	$368,236	$484,965

LIABILITIES
Current
Accounts payable	$247,185	$174,842
Accrued liabilities	212,305	168,591
Warrant Liability	-	-
Convertible debt	-	-
Due to directors and officers	464,246	399,162
	923,736	742,595

SHAREHOLDERS' DEFICIT
Capital stock	137,306	133,949
Additional paid in capital	29,327,852	29,119,777
Prepaid expenses paid with common stock	(143,043)	(101,606)
Accumulated other comprehensive income	(222,725)	(271,344)
(Deficit) Accumulated during development stage	(29,654,890)	(29,138,406)
	(555,500)	(257,630)

	$368,236	$484,965

{See accompanying notes to the financial statements.}

F1

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Statements of Operations
Unaudited

Three months ending March 31	2007	2006	Inception To Date

REVENUE	$-	$-	$-

EXPENSES
Administrative	95,749	42,112	1,557,393
Consulting fees	196,682	956,335	13,921,949
Professional fees	147,699	58,241	1,468,978
Research and development	63,550	37,380	405,511
Financing expense	-	50,386	559,714
Impairment of intangible assets	-	-	2,165,458
Management fee	-	-	240,000
Recovery of loan	-	-	(202,000)
Depreciation	12,804	17,068	203,082
NET (LOSS) FROM OPERATIONS	(516,484)	(1,161,522)	(20,320,086)

OTHER INCOME (EXPENSES)
Other income	-	-	-
Gain on settlement	-	-	461,909
Gain on adjustment on derivative / warrant liability to fair value of underlying securities	-	167,427	1,075,339
NET (LOSS) FOR THE PERIOD	$(516,484)	$(994,095)	$(18,783,184)

NET (LOSS) PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	135,467,642	117,101,306

F2

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
Unaudited

Three months Ending March 31	2007	2006	Inception To Date
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(516,484)	$(994,095)	$(18,782,838)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock-based expenses	169,995	960,753	13,168,505
Impairment of intangible assets	-	-	2,165,458
Depreciation and amortization	11,035	18,462	201,313
Accretion of principal related to convertible debt	-	50,386	494,715
(Gain) loss on derivatives related to warrants	-	(167,427)	(1,075,339)
(Gain) Loss on sale of marketable securities	-	(6,099)	158,158
(Gain) Loss on settlement	-	-	(376,909)
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and sundry assets	8,815	39,444	(190,339)
Decrease (increase) in deferred consulting expense	-	-	-
Increase (decrease) accounts payable and accrued liabilities	116,057	34,008	239,701
Increase (decrease) in due to directors and officers	-	-	264,000

Net cash (used in ) operating activities	(210,582)	(64,568)	(3,733,575)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-	(428,615)
Purchase of patents and technology	-	-	(154,373)
Proceeds from (investment in) marketable securities	-	17,349	(152,840)

Net cash provided by (used in) investing activities	-	(17,349)	(735,828)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common shares for cash	-	14,875	3,456,875
Principal received from notes payable	-	-	500,000
Advances from directors and officers	65,084	1,996	500,246

Net cash provided by (used in) financing activities	65,084	16,871	4,457,121
EFFECT OF FOREIGN EXCHANGE RATES	87,505	-	51,732
NET INCREASE (DECREASE) IN CASH DURING PERIOD	(57,993)	(30,348)	39,450

CASH, BEGINNING OF THE PERIOD	97,443	135,881	-

CASH, END OF THE PERIOD	$39,450	$105,533	$39,450

Non-cash activities
Common shares issued for patents and technology (net)	-	-	1,970,000
Issuance of common stock for note conversion	-	500	500
Issuance of common stock for satisfaction of accrued liabilities due to related parties	-	200,000	200,000
Issuance of common stock for prepaid expenses	-	-	60,253

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

This Form 10QSB/A has been reviewed by the Company’s independent auditor using professional review standards and procedures as required by Form 10-QSB. However, the Company did not obtain a review of its financial statements by its independent auditor on its 10-QSB for the period ending March 31, 2007 as required by Form 10-QSB.

As contemplated by the Securities and Exchange Commission (the “SEC”) under Rule 10-0 1 of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that is included in the Company’s annual financial statements and footnotes thereto. For further information, refer to the financial statements and related footnotes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB.

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

3. LIQUIDITY

During the three months ended March 31, 2007 and 2006, the Company incurred losses of $516,484 and $994,095, respectively and cash used in operations was $210,582 and $64,568, respectively. The Company financed its operations using sales of its common stock, the exercise of common stock purchase warrants, vendor credit, debt financing and convertible notes.

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

OTHER INCOME

For the fiscal quarter ended March 31, 2007, we did not receive any income from any other sources.

EXPENSES

We had total expenses of $516,484 and $1,161,522 in the fiscal quarter ended March 31, 2007 and March 31, 2006, respectively. Our expenses for the fiscal quarter ended March 31, 2007 and March 31, 2006 consisted of $95,749 and $42,112 in administrative expenses, respectively, $196,682 and $956,335 in consulting fees, respectively, $147,699 and $58,241 in professional fees, respectively, $63,550 and $37,380 for research and development, respectively, $0 and $50,386 for financing expense, respectively, and $12,804 and $17,068 in depreciation, respectively. During the fiscal quarter ended March 31, 2007, our expenses were 45% lower than in fiscal quarter ended March 31, 2006, mostly due to financing expenses associated with a previous debenture and a decrease in consulting fees.

There was an increase of $53,637 in administrative expenses in the fiscal quarter ending March 31, 2007 as compared to the fiscal quarter ending March 31, 2006. This increase is attributed to expenditures to overall administrative needs over a multitude of areas, including travel, insurance and communications requirements. We received $1,241 in payments satisfying a lease agreement and $708 in payments towards the reclaiming of debt.

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

NET LOSS

We had a net loss of $516,484 in the fiscal quarter ended March 31, 2007, compared with a net loss of $994,095 in the fiscal quarter ended March 31, 2006. The decrease of $477,611 in the net loss in the 2007 fiscal quarter compared to the 2006 fiscal quarter relates primarily to the administrational expenses along with the non issuance of stock options reflecting no additional expenses associated with the valuation of said options in the fiscal quarter ended March 31, 2007 period. We believe that, for the fiscal year ending December 31, 2007, we will continue to incur losses at the rate experienced during the first quarter. In 2007, we believe we would only be able to slow our losses if we can create and sustain significant revenues from our hydrogen production system and by-products.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $516,484 and $994,095 for the quarters ended March 31, 2007 and March 31, 2006, respectively, and have an accumulated deficit of $29,654,890 at March 31, 2007. We had $39,450 in cash on hand as of March 31, 2007. Management may obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon our ultimately obtaining profitable operations. We may not be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

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

Net cash used in operating activities was $210,582 for the three month period ended March 31, 2007, compared with $64,568 for the three month period ended March 31, 2006. The net cash used for this period resulted mainly from consulting fees and liabilities to continue the ongoing movement towards our development, marketing and operations. The consulting fees were paid in shares of our common stock.

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

Alternate Energy Corp.

Date: June 12, 2007	By:	/s/ Blaine Froats
Blaine Froats Chief Executive Officer

Alternate Energy Corp.

Date: June 12, 2007	By:	/s/ Jack Wasserman
Jack Wasserman Treasurer and Principal Accounting Officer