Form 10QSB
period 2007-06-30
ALTERNATE ENERGY CORP
filed 2007-08-14
CIK 1075773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______ to _______

COMMISSION FILE NUMBER 000-28015

ALTERNATE ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	86-0884116
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 134,969,019 shares as of May 7, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ALTERNATE ENERGY CORP.
(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED JUNE 30, 2007

INDEX

PART I

FINANCIAL INFORMATION

The accompanying financial statements for the period ended June 30, 2007 included in this document have not been reviewed by the Registrant’s independent auditors.

Item 1 - Consolidated Balance Sheets as of June 30, 2007 (Unaudited)	F-1

Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2007 and 2006 (Unaudited)	F-2

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (Unaudited)	F-3

Notes to the Unaudited Consolidated Financial Statements	F-4 - F-6

Item 2 - Management's Discussion and Analysis or Plan of Operation	1-11

Item 3 - Controls and Procedures	11

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	11-12

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3 - Defaults Upon Senior Securities	12

Item 4 - Submission of Matters to a Vote of Security Holders	12

Item 5 - Other Information	12

Item 6 - Exhibits and Reports on Form 8-K	12

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Balance Sheets
	June 30, 2007 unaudited	December 31, 2006
ASSETS
Current
Cash	$21,146	$97,443
Prepaid expenses and sundry assets	54,624	62,245
Marketable securities	68,848	114,934
	144,618	274,622
Other
Property and equipment, net	252,510	210,343
Patents and technology	-	-
	$397,128	$484,965

LIABILITIES
Current
Accounts payable	$257,722	$174,842
Accrued liabilities	221,016	168,591
Due to directors and officers	559,709	399,162
	1,038,447	742,595

SHAREHOLDERS EQUITY
Capital stock	141,281	133,949
Additional paid in capital	29,546,016	29,119,777
Prepaid expenses paid with common stock	(142,401)	(101,606)
Accumulated other comprehensive income	(195,857)	(271,344)
(Deficit) Accumulated during development stage	(29,990,358)	(29,138,406)
	(641,319)	(257,630)

	$397,128	$484,965

{See accompanying notes to the financial statements.}

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Statements of Operations
Unaudited
	Three Months Ending	Three Months Ending	Six Months Ending	Six Months Ending	Inception To
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	Date
REVENUE	$-	$-	$-	$-	$-

EXPENSES
Administrative	48,898	329,945	144,647	372,057	1,610,509
Consulting fees	157,475	330,888	354,157	1,287,223	14,079,424
Professional fees	16,958	150,301	164,657	208,542	1,485,936
Research and development	100,744	49,513	164,294	86,893	506,255
Financing expense	-	-	-	50,386	559,714
Impairment of intangible assets	-	-	-	-	2,165,458
Management fee	-	-	-	-	240,000
Recovery of loan	-	-	-	-	(202,000)
Depreciation	11,394	17,251	24,198	34,319	214,476
NET (LOSS) FROM OPERATIONS	(335,468)	(877,898)	(851,952)	(2,039,420)	(20,659,771)

OTHER INCOME (EXPENSES)
Other income	-	463,021	-	463,021	4,217
Gain on settlement	-	-	-	167,427	461,909
Gain on adjustment on derivative / warrant liability to fair value of underlying securities	-	-	-	-	1,075,339

NET (LOSS) FOR THE PERIOD	$(335,468)	$(414,877)	$(851,952)	$(1,408,972)	$(19,118,306)

NET (LOSS) PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	139,269,217	122,504,948	137,378,931	119,803,127

{See accompanying notes to the financial statements.}

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Statements of Cash Flows
Unaudited
Six months Ending June 30,	2007	2006	Inception To Date
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (851,952)	$ (1,408,972)	$ (19,118,306)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock based expenses	367,776	1,490,615	13,366,286
Impairment of intangible assets	-	-	2,165,458
Depreciation and amortization	24,198	34,319	214,476
Accretion of principal related to convertible debt	-	50,386	494,715
(Gain) loss on derivatives related to warrants	-	(167,427)	(1,075,339)
(Gain) Loss on sale of marketable securities	7,200	(6,099)	165,358
(Gain) Loss on settlement	-	-	(376,909)
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and sundry assets	7,621	19,518	(191,533)
Decrease (increase) in deferred consulting expense	-	-	-
Increase (decrease) accounts payable and accrued liabilities	135,305	205,579	258,949
Increase (decrease) in due to directors and officers	-	-	264,000

Net cash (used in ) operating activities	(309,852)	(154,990)	(3,832,845)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(66,365)	(5,271)	(494,980)
Purchase of patents and technology	-	-	(154,373)
Proceeds from (investment in) marketable securities	-	17,349	(152,840)

Net cash provided by (used in) investing activities	(66,365)	(12,078)	(802,193)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common shares for cash	25,000	174,875	3,481,875
Principal received from notes payable	-	-	500,000
Advances from directors and officers	160,547	59,546	595,709

Net cash provided by (used in) financing activities	185,547	234,421	4,577,584
EFFECT OF FOREIGN EXCHANGE RATES	114,373	-	78,600
NET INCREASE (DECREASE) IN CASH DURING PERIOD	(76,297)	91,509	21,146

CASH, BEGINNING OF THE PERIOD	97,443	135,881	-

CASH, END OF THE PERIOD	$ 21,146	$ 227,390	$ 21,146

Non-cash activities
Common shares issued for patents and technology (net)	-	-	1,970,000
Issuance of common stock for note conversion	-	9,032,082	494,715
Issuance of common stock for satisfaction of accrued liabilities due to related parties	-	200,000	300,000

{See accompanying notes to the financial statements.}

ALTERNATE ENERGY CORP.
(A Development Stage Company)
NOTES TO THE (UNAUDITED) CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED June 30, 2007

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

3. LIQUIDITY

During the six months ended June 30, 2007 and 2006, the Company incurred losses of $851,952 and $1,408,972, respectively and cash used in operations was $309,852 and $154,990, respectively. The Company financed its operations using sales of its common stock, the exercise of share purchase warrants, vendor credit, debt financing and convertible notes.

While the Company believes that it will have sufficient cash to meet its short-term capital requirements through the third quarter of 2007, there are no assurances that the Company will be able to raise sufficient funds to meet its long-term capital needs. The Company may also seek alternative sources of financing, including more conventional sources such as bank loans and credit lines, although no assurances in this regard can be made. Further, the availability of any future financing may not be on terms that are satisfactory to the Company. Accordingly, the Company will continue to seek additional financing through issuance of debt and/or equity securities.

4. MARKETABLE SECURITIES

As of June 30, 2007, the Company holds 800,000 restricted shares of common stock of Astris Energi Inc. and the rights to purchase 1,500,000 warrants at $0.19 for a period of three years with an unrealized loss of $300,861. On the Over-The Counter Bulletin Board, the reported sale price of Astris Energi’s common stock was $0.03 as of June 30, 2007

5. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007 consists of the following:

Automobile	$90,465
Computer hardware	36,652
Computer software	6,945
Equipment	242,043
Telephone	2,402
Office equipment	4,385
Office furniture	245
VOIP system	1,814
Software other	2,234
387,184
Less accumulated depreciation	(118,665)
$268,519

6. RELATED PARTY TRANSACTIONS

As of June 30, 2007, the Company was indebted $595,195 (as of December 31, 2006 - $399,162) to a director, Blaine Froats. The amount of $537,100 is pursuant to a non-interest bearing demand note. The agreement was put in writing and executed on January 1, 2005 and amended on January 1, 2006 and January 2, 2007 to reflect the outstanding amount owed. The amount of $ 537,100 does not represent a one-time lump sum but rather a series of transactions between January 2003 and June 2007.

The Company is indebted to Marilyn Froats, spouse of Blaine Froats, $147,583 (as of December 31, 2006 - $99,802) in consulting fees for the services rendered during the period between July 1, 2005 to June 30, 2007.

7. CAPITAL STOCK

The Company is authorized under its charter to issue 250,000,000 shares of common stock, par value 0.001 per share.

The Company issued 3,975,000 shares of common stock during the six months ending June 30, 2007. The amount issued consisted of 487,979 shares of common stock for expenses totaling $28,301 or $0.06 per share (weighted average price), 500,000 shares of common stock for the exercise of options and 2,987,021 were to consultants for services performed for the Company totaling $169,480 or $0.06 per share (weighted average price).

At June 30, 2007 and December 31, 2006, there were 141,280,591, and 133,948,877 shares of common stock issued and outstanding, respectively.

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

At June 30, 2007 and December 31, 2006, there were 7,780,000 and 7,780,000 options to purchase shares of common stock, respectively. There were no other exercised, expired or issued options during the three month period.

The total amount of warrants outstanding at June 30, 2007 was 10,166,676. There were no issued warrants and 3,720,556 warrants expired during the six month period.

10. NET INCOME (LOSS) PER COMMON SHARE

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share”, SEC Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted EPS”. Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per common share (“Basic EPS”) is computed dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) adjusted for interest expense and amortization of debt issuance costs associated with the Convertible Debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and convertible securities such as Convertible Debentures. The calculation of diluted net loss per share does not include potential shares of common stock equivalents for the three and six months ended June 30, 2007 and 2006 respectively, as their impact on net loss per share would be antidilutive.

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

RESULTS OF OPERATIONS

FOR QUARTER ENDED JUNE 30, 2007,
COMPARED TO THE QUARTER ENDED JUNE 30, 2006
REVENUES

For the quarter ended June 30, 2007 and for the quarter ended June 30, 2006 we had no revenues. As a development stage company we are working diligently to progress our technology into realized revenue. We are continuing with our exploration of our dual phase business strategy that may allow for the realization of revenue opportunities sooner as we continue the development and refinement of our hydrogen production systems as well as our sales and marketing strategies.

OTHER INCOME

For the quarter ended June 30, 2007, we had no other income.

EXPENSES

We had total expenses of $335,468 and $877,898 in the quarter ended June 30, 2007 and 2006, respectively. Our expenses for the quarter ended June 30, 2007 and 2006 consisted of $48,898 and $329,945 in administrative expenses, respectively, $157,475 and $330,888 in consulting fees, $16,958 and $150,301 in professional fees, respectively, $100,744 and $49,513 for research and development, respectively, $0 and $50,386 for financing expense, respectively, and $11,394 and $17,251 in depreciation, respectively. During the quarter ended June 30, 2007, our expenses were 62% lower than in quarter ended June 30, 2006, mostly due to reduction in administrative expenses and consulting fees.

Administrative expenses decreased by $281,047 in the quarter ending June 30, 2007 as compared to the quarter ending June 30, 2006. The decreased is attributed to a one time bonus in the prior year’s period which did not recur in the current period nor do we anticipate incurring such bonus in the fiscal year 2007.

Consulting fee expenses decreased by $173,413 in the quarter ending June 30, 2007 as compared to the quarter ending June 30, 2006. The decrease is mainly attributed to the non issuance of stock options of $115,343 in the prior year’s quarter to our core consultants which we do not anticipate recurring such expense for the current fiscal year.

Professional fees decreased by $133,343 in the quarter ending June 30, 2007 as compared to the quarter ending June 30, 2006. The decrease is attributed to reduction in legal expenses which in the prior year was incurred due to patent filings and litigations which we do not anticipate incurring such level of expenses in fiscal year 2007.

Research and development expenses increased by $51,231 in the quarter ending June 30, 2007 as compared to the quarter ending June, 2006 as we continue on our course of action with testing and development of our hydrogen production systems as well as our valuable byproducts. We anticipate our research and development expenses to continue at the current levels for fiscal year 2007.

Over the next 12 months, we anticipate that our expenses will remain at same current levels as experienced in the quarter period ended June 30, 2007, however, decrease comparatively to fiscal year 2006. In the event significant financing is obtained, we would expect that expenses will only increase in proportion with the amount of funds received as a result of any such financing. We will continue as planned in the goals set for the continued development, sales and marketing of our hydrogen production system and sale of by-products.

NET LOSS

We had a net loss of $335,468 in the quarter ended June 30, 2007, compared with a net loss of $877,898 in the quarter ended June 30, 2006. The decrease of $542,430 in the net loss in the 2007 quarter compared to the 2006 quarter to aforementioned explanations. We believe that, for the fiscal year ending December 31, 2007, we will continue to incur losses at the rate experienced during the second quarter. In 2007, we believe we would only be able to slow our losses if we can create and sustain significant revenues from our hydrogen production system and byproducts.

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

While the Company believes that it will have sufficient cash to meet its short-term capital requirements through the third and fourth quarter of 2007, there are no assurances that the Company will be able to raise sufficient funds to meet its long-term capital needs. Due to no cash generated from operations, we currently do not have internally generated cash sufficient to pay all of our incurred expenses and other liabilities. As a result, we are dependent on investor capital and loans to meet our expenses and obligations. Although investor funds have allowed us to meet our obligations in the recent past, there can be no assurances that our present methods of generating cash flow will be sufficient to meet future obligations. Historically, we have, from time to time, been able to raise additional capital, but there can be no assurances that we will be able to raise additional capital in this manner.

Net cash used in operating activities was $309,852 for the six month period ended June 30, 2007, compared with $154,990 for the six month period ended June 30, 2006. The net cash used for this period resulted mainly from consulting fees and liabilities to continue the ongoing movement towards our development, marketing and operations. The consulting fees were paid in shares of our common stock.

Net cash obtained from financing activities was $185,547 for the six month period ended June 30, 2007, compared with $234,421 for the six month period ended June 30, 2006. In the six month period ended June 30, 2007, we received advances from one of our directors.

Net cash used in investing activities for the six month period ended June 30, 2007 was $66,365, compared with net cash provided of $12,078 for the six months ended June 30, 2006. The net cash used for this period resulted primarily in purchases of new property and equipment.

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

While we believe that we will have sufficient cash to meet our short-term capital requirements, we may not be able to raise sufficient funds to meet long-term capital needs as management estimates that we will require several million dollars towards the end of fiscal year 2007 to continue towards the goals set forth in our business strategy as stated in our annual report on form 10-KSB for the fiscal year ended December 31, 2006. We may also seek alternative sources of financing, including from more conventional sources such as bank loans and credit lines, although no assurances in this regard can be made. Further, the availability of any future financing may not be on terms that are satisfactory to us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During April 2007, the Company issued 100,000 shares of common stock to a consultant for services valued at $5,800 or $0.058 per share.

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

Alternate Energy Corp.
Date: August 14, 2007	By: /s/ Blaine Froats
Blaine Froats
Chief Executive Officer

Alternate Energy Corp.
Date: August 14, 2007	By: /s/ Jack Wasserman
Jack Wasserman
Treasurer and Principal Accounting Officer