Form 10QSB
period 2007-09-30
ALTERNATE ENERGY CORP
filed 2007-11-19
CIK 1075773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

ALTERNATE ENERGY CORP.
(Exact name of registrant as specified in charter)

Nevada	000-28015	86-0884116
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

3325 North Service Rd, Suite 105, Burlington, Ontario Canada L7N 3G2
(Address of principal executive offices)

905.332.3110
(Registrant’s Telephone Number, including Area Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 144,654,591 shares as of September 30, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

0

ALTERNATE ENERGY CORP.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Consolidated Balance Sheets

	September 30 , 2007	December 31, 2006
	(Unaudited)
ASSETS
Current
Cash	$51,427	$97,443
Prepaid expenses and sundry assets	61,072	62,245
Marketable securities	30,219	114,934
	142,718	274,622
Other
Property and equipment, net	36,705	210,343
	$179,423	$484,965
LIABILITIES
Current
Accounts payable	$248,832	$174,842
Accrued liabilities	366,345	168,591
Due to directors and officers	637,810	399,162
	1,252,987	742,595
SHAREHOLDERS DEFICIT
Capital stock	144,655	133,949
Additional paid in capital	29,711,370	29,119,777
Prepaid expenses paid with common stock	(258,315)	(101,606)
Accumulated other comprehensive income	(431,878)	(271,344)
(Deficit) Accumulated during development stage	(30,239,396)	(29,138,406)
	(1,073,564)	(257,630)
	$179,423	$484,965

{See accompanying notes to the financial statements.}

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Consolidated Statement of Operations

Unaudited

	Three Months Ending September 30 2007	Three Months Ending September 30 2006	Nine Months Ending September 30 2007	Nine Months Ending September 30 2006	Inception To Date
REVENUE	$-	$-	$-	$-	$-
EXPENSES
Administrative	27,110	49,251	171,756	421,308	1,637,618
Consulting fees	132,512	175,441	486,669	1,462,664	14,211,936
Professional fees	-	43,467	164,657	252,009	1,485,936
Research and development	-	59,720	164,294	146,613	506,255
Financing expense	-	-	-	50,386	559,714
Impairment of intangible assets	-	218,000	-	218,000	2,165,458
Management fee	-	-	-	-	240,000
Recovery of loan	-	-	-	-	(202,000)
Depreciation	10,865	16,828	35,063	51,147	225,341
NET (LOSS) FROM OPERATIONS	(170,487)	(562,707)	(1,022,439)	(2,602,127)	(20,830,258)
OTHER INCOME (EXPENSES)
Other income	5,749	1,836	5,749	2,948	9,965
Loss on sale of equipment	(84,299)	-	(84,299)	-	(84,299)
Gain on settlement	-	-	-	461,909	461,909
Gain on adjustment on derivative / warrant liability to fair value of underlying securities	-	-	-	167,427	1,075,339
NET (LOSS) FOR THE PERIOD	$(249,038)	$(560,871)	$(1,100,990)	$(1,969,843)	$(19,367,344)
NET (LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	142,677,461	127,458,163	139,164,516	119,918,135

{See accompanying notes to the financial statements.}

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flows

Unaudited

	Nine months ending September 30,
	2007	2006	Inception To Date

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,100,990)	$(1,969,843)	$(19,367,344)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock based expenses	420,590	1,577,400	13,419,100
Impairment of intangible assets	-	218,000	2,165,458
Depreciation and amortization	35,063	51,147	225,342
Accretion of principal related to convertible debt	-	50,386	494,715
(Gain) loss on derivatives related to warrants	-	(167,427)	(1,075,339)
(Gain) Loss on sale of marketable securities	-	(6,099)	158,158
(Gain) Loss on settlement	-	(376,909)	(376,909)
Loss on sale of equipment	84,299	-	84,299
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and sundry assets	1,173	149,625	(197,981)
Increase (decrease) accounts payable and accrued liabilities	271,743	174,667	395,387
Increase (decrease) in due to directors and officers	-	-	264,000
Net cash (used in ) operating activities	(288,121)	(299,053)	(3,811,114)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,043)	(5,271)	(430,658)
Purchase of patents and technology	-	-	(154,373)
Proceeds from sale of equipment	56,319	-	56,319
Proceeds from (investment in) marketable securities	-	17,349	(152,840)
Net cash provided by (used in) investing activities	54,276	(12,078)	(681,552)
CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common shares for cash	25,000	174,875	3,481,875
Principal received from notes payable	-	-	500,000
Advances from directors and officers	238,648	138,190	673,810
Net cash provided by (used in) financing activities	263,648	313,065	4,655,685
EFFECT OF FOREIGN EXCHANGE RATES	(75,819)	-	(111,592)
NET INCREASE (DECREASE) IN CASH DURING PERIOD	(46,016)	26,090	51,427
CASH, BEGINNING OF THE PERIOD	97,443	135,881	-
CASH, END OF THE PERIOD	$51,427	$161,971	$51,427
Non-cash activities
Common shares issued for patents and technology (net)	-	-	1,970,000
Issuance of common stock for note conversion	-	494,715	494,715
Issuance of common stock for satisfaction of accrued liabilities due to related parties	-	200,000	300,000

{See accompanying notes to the financial statements.}

ALTERNATE ENERGY CORP.

(A Development Stage Company)

NOTES TO THE (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007

1. GENERAL

The unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented and to make the financial statements not misleading. The results of operations for interim statements are not necessarily indicative of results to be achieved for full fiscal years.

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

3. LIQUIDITY

During the nine months ended September 30, 2007 and 2006, the Company incurred losses of $1,100,990 and $1,969,843, respectively and cash used in operations was $288,121 and $299,053, respectively.  The Company financed its operations using sales of its common stock, the exercise of share purchase warrants, vendor credit, debt financing and convertible notes.

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

4. MARKETABLE SECURITIES

As of September 30, 2007, the Company holds 800,000 restricted shares of common stock of Astris Energi Inc. and the rights to purchase 1,500,000 warrants at $0.19 for a period of three years with an unrealized loss of $346,690. On the Over-The Counter Bulletin Board, the reported sale price of Astris Energi’s common stock was $0.025 as of September 30, 2007

5. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007 consists of the following:

Automobile	$90,465
Computer hardware	36,926
Computer software	8,077
Telephone	6,450
Office equipment	4,629
146,547
Less accumulated depreciation	(109,842)
$36,705

During the nine months ended September 30, 2007, the Company sold an equipment for a loss totalling $84,299 with a net proceeds of $56,319.

6. RELATED PARTY TRANSACTIONS

As of September 30, 2007, the Company was indebted $637,810 (as of December 31, 2006 - $399,162) to a director, Blaine Froats. The amount of $637,810 is pursuant to a non-interest bearing demand note.  The agreement was put in writing and executed on January 1, 2005 and amended on January 1, 2006 and January 2, 2007 to reflect the outstanding amount owed.  The amount of $637,810 does not represent a one-time lump sum but rather a series of transactions between January 2003 and June 2007.

The Company is also indebted to Marilyn Froats, spouse of Blaine Froats, $162,000 (as of December 31, 2006 - $99,802) in consulting fees for the services rendered during the period between January 1, 2007 to September 30, 2007.

7. CAPITAL STOCK

The Company is authorized under its charter to issue 250,000,000 shares of common stock, par value 0.001 per share.

The Company issued 10,705,714 shares of common stock during the nine months ending September 30, 2007.  The amount issued consisted of 572,891 shares of common stock for expenses totaling $32,717 or $0.06 per share (weighted average price), 500,000 shares of common stock for the exercise of options and 9,632,823 were to consultants for services performed for the Company totaling $569,582 or $0.05 per share (weighted average price) of which $156,709 is reflected as prepaid expenses at September 30, 2007.

At September 30, 2007 and December 31, 2006, there were 144,654,591, and 133,948,877 shares of common stock issued and outstanding, respectively.

8. PREPAID EXPENSES PAID WITH COMMON STOCK

We have issued shares to service providers and consultants over the terms of their contracts which range from three months to three years.  We recorded shares at the fair value at date issued and the expense is recorded as services are rendered.

These prepaid expenses are recorded at fair market value at the time of share issuance and are systematically reduced based on the terms of each agreement.

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

At September 30, 2007 and December 31, 2006, there were 7,780,000 and 7,780,000 options to purchase shares of common stock, respectively. There were no other exercised, expired or issued options during the nine month period.

The total amount of warrants outstanding at September 30, 2007 was 10,166,676. There were no issued warrants and 3,720,556 warrants expired during the nine month period.

10. NET INCOME (LOSS) PER COMMON SHARE

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share”, SEC Staff Accounting Bulletin No. 98 (“SAB 98”) and Emerging Issues Task Force No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted EPS”.  Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per common share (“Basic EPS”) is computed dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted net income (loss) per common share (“Diluted EPS”) is computed by dividing net income (loss) adjusted for interest expense and amortization of debt issuance costs associated with the Convertible Debentures, by the weighted average number of common shares and dilutive potential common share equivalents then outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and convertible securities such as Convertible Debentures.  The calculation of diluted net loss per share does not include potential shares of common stock equivalents for the three and nine months ended September 30, 2007 and 2006 respectively, as their impact on net loss per share would be antidilutive.

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

Background

We are a development stage company.  We have not earned revenues from our technology through September 30, 2007.  We are currently developing our core technology which is focused on production of on-demand, pure, safe hydrogen. Hydrogen has numerous applications, such as a fuel to power internal combustion engines and fuel cells, and in bulk form, as a process ingredient in the food, pharmaceutical, oil refining, glass production and several other major manufacturing industries.  Our hydrogen production process is designed to overcome three major industry obstacles: affordability, storage and safety.  Our hydrogen production system leverages a chemical process that yields fuel-cell quality hydrogen with no known harmful by-products. Our hydrogen-maker can be scaled according to application and designed to directly supply almost any application on an as-needed basis, eliminating the need to store hydrogen in a compressed state.

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

Current Events

On May 17, 2007, we adopted a 2007 Stock Benefit Plan for 25,000,000 shares covering employees and consultants.  On June 21, 2007, our board of directors approved the exercise of 2,500,000 shares related to a warrant previously granted to Sean Froats, an employee of the Company.

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

Financial Instruments and Risk Concentrations

Our estimate of the fair value of cash, accounts payable and accrued liabilities, and due to directors and officers approximates carrying value due to the short-term nature of these instruments.  Marketable securities are stated at fair value.

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

Prepaid Expenses Paid with Common Stock

We have issued shares to service providers and consultants over the terms of their contracts which range from three months to three years.  We recorded shares at the fair value at date issued and the expense is recorded as services are rendered.

These prepaid expenses are recorded at fair market value at the time of share issuance and are systematically reduced based on the terms of each agreement.

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

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” (SFAS 158”) SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for our fiscal year ending September 30, 2007. We do not expect the adoption of SFAS 158 to have a material impact on our financial position, results of operation or cash flows.

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

RESULTS OF OPERATIONS

FOR QUARTER ENDED SEPTEMBER 30, 2007,

COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2006

REVENUES

For the quarter ended September 30, 2007 and for the quarter ended September 30, 2006 we had no revenues.  As a development stage company we are working diligently to progress our technology into realized revenue. We are continuing with our exploration of our dual phase business strategy that may allow for the realization of revenue opportunities sooner as we continue the development and refinement of our hydrogen production systems as well as our sales and marketing strategies.

OTHER INCOME (EXPENSES)

For the quarter ended September 30, 2007 and 2006, total other income (expenses) totaled $(78,550) and $1,836.  Our other expenses for the quarter ended September 30, 2007 primarily consisted of a loss on sale of equipment.  We did not have a loss on the sale of equipment for the quarter ended September 30, 2006.

EXPENSES

We had total expenses of $170,487 and $562,707 in the quarter ended September 30, 2007 and 2006, respectively. Our expenses for the quarter ended September 30, 2007 and 2006 consisted of $27,110 and $49,251 in administrative expenses, respectively, $132,513 and $175,441 in consulting fees, $0 and $43,467 in professional fees, respectively, $0 and $59,720 for research and development, respectively, $0 and $0 for financing expense, respectively, $0 and $218,000 for impairment in intangible assets, and $10,865 and $16,828 in depreciation, respectively. During the quarter ended September 30, 2007, our expenses were 70% lower than in quarter ended September 30, 2006, mostly due to reduction in impairment in intangible assets, administrative expenses and consulting fees.

Administrative expenses decreased by $42,928 in the quarter ending September 30, 2007 as compared to the quarter ending September 30, 2006.  The decreased is attributed to a one time bonus in the prior year’s period which did not recur in the current period nor do we anticipate incurring such bonus in the fiscal year 2007.

Consulting fee expenses decreased by $21,683 in the quarter ending September 30, 2007 as compared to the quarter ending September 30, 2006.  The decrease is mainly attributed to the reduction in use of our core consultants.

Professional fees decreased by $43,467 in the quarter ending September 30, 2007 as compared to the quarter ending September 30, 2006.  The decrease is attributed to reduction in legal expenses which in the prior year was incurred due to patent filings and litigations which we do not anticipate incurring such level of expenses in fiscal year 2007.

Research and development expenses decreased by $59,720 in the quarter ending September 30, 2007 as compared to the quarter ending September, 2006 as we temporarily ceased our testing and development of our hydrogen production systems which we hope to resume in early 2008.

Over the next 12 months, we anticipate that our expenses will remain at same current levels as experienced in the quarter period ended September 30, 2007, however, decrease comparatively to fiscal year 2006.  In the event significant financing is obtained, we would expect that expenses will only increase in proportion with the amount of funds received as a result of any such financing.  We will continue as planned in the goals set for the continued development, sales and marketing of our hydrogen production system and sale of by-products.

NET LOSS

We had a net loss of $249,038 in the quarter ended September 30, 2007, compared with a net loss of $560,871 in the quarter ended September 30, 2006.  The decrease of $311,833 in the net loss in the 2007 quarter compared to the 2006 quarter to aforementioned explanations.  We believe that, for the fiscal year ending December 31, 2007, we will continue to incur losses at the rate experienced during the second quarter. In 2007, we believe we would only be able to slow our losses if we can create and sustain significant revenues from our hydrogen production system and byproducts.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We incurred a net income (loss) of $(1,100,990) and $(1,969,843) for the nine months ended September 30, 2007 and 2006, respectively, and have an accumulated deficit of $30,239,396 at September 30, 2007.  We had $51,427 in cash on hand as of September 30, 2007.  Management may obtain additional capital principally through the sale of equity securities.  The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon our ultimately obtaining profitable operations.  We may not be successful in these activities.  Should any of these events not occur, the accompanying financial statements will be materially affected.

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

Net cash used in operating activities was $288,121 for the nine month period ended September 30, 2007, compared with $299,053 for the nine month period ended September 30, 2006.  The net cash used for this period resulted mainly from consulting fees and liabilities to continue the ongoing movement towards our development, marketing and operations. The consulting fees were paid in shares of our common stock.

Net cash obtained from financing activities was $263,648 for the nine month period ended September 30, 2007, compared with $313,065 for the nine month period ended September 30, 2006.  In the nine month period ended September 30, 2007, we received advances from one of our directors.

Net cash provided by investing activities for the nine month period ended September 30, 2007 was $54,276, compared with $12,078 for the nine months ended September 30, 2006.  The net cash provided for this period resulted primarily in proceeds from the sale of equipment.

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

During the fiscal quarter ended June 30, 2006, our contract with Astris Energi was amended and we received 800,000 restricted shares of common stock of Astris Energi Inc, $85,000 in cash and the rights to purchase 1,500,000 warrants at $0.19 for a period of three years. On the Over-The Counter Bulletin Board, the last reported sale price of Astris Energi’s common stock was $0.023 as of November 9, 2006.

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

PLAN OF OPERATION

Over the next twelve months we will be working on the following initiatives:

Revenue Generation

We anticipate a contract with a reputable engineering firm in the designing and project management relating to the construction of this turn-key operation.  We believe that the financing of the facility and equipment, together with the related capital requirements can be found on a project financing basis, and therefore we do not expect to be required to provide this funding.  Assuming the completion of contractual requirements and project financing by December 31, 2007, we estimates a turn-key plant could be completed by September 1, 2008.  We would expect revenues of hydrogen and by-product to commence thereafter.

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

On January 9, 2006, Mr. Rothman substantially amended his claim, and is now seeking $12 million for breach of contract and punitive damages in the amount of $250,000. We continue to believe that the counterclaim has no merit and while it is too early to determine the outcome of such allegations, we intend to vigorously defend against Mr. Rothman’s counterclaim. This litigation has not progressed beyond the pleading stage and is ongoing as of November 18, 2007.

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

None

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

Alternate Energy Corp.

Date: November 19, 2007	By:	/s/ Blaine Froats
Blaine Froats
Chief Executive Officer

Alternate Energy Corp.

Date: November 19, 2007	By:	/s/ Jack Wasserman
Jack Wasserman
Treasurer and Principal Accounting Officer