Form 10KSB
period 2007-12-31
ALTERNATE ENERGY CORP
filed 2008-05-16
CIK 1075773

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

(MARK ONE)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Y [X] N [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: $0.

Based on the closing sale price on May 12, 2008, the aggregate market value of the voting common stock held by non-affiliates is $2,175,264

State the number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2008: 155,954,019

Documents Incorporated by reference: none.

Transitional Small Business Disclosure Format  Yes [ ] No [X]

                             ALTERNATE ENERGY CORP.

                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2007
                                TABLE OF CONTENTS

                                                                        PAGE
PART I

Item 1. Description of Business                                      1-13

Item 2. Description of Property                                      13

Item 3. Legal Proceedings                                            14

Item 4. Submission Of Matters to a Vote of Security Holders          14

PART II

Item 5. Market For Common Equity and Related Stockholder Matters     15-17

Item 6. Management's Discussion and Analysis or Plan of Operation    17-30

Item 7. Financial Statements                                         F-1 to F-21

Item 8. Changes In and Disagreements With Accountants On
Accounting and Financial Disclosure                                  32

Item 8A. Controls And Procedures                                     32

Item 8B. Other Information                                           32

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons
and Corporate Governance; Compliance With Section 16(a) of the
Exchange Act                                                         33-35

Item 10. Executive Compensation                                      35-41

Item 11. Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters                           41-43

Item 12. Certain Relationships and Related Transactions, and
Director Independence                                                43

PART IV

Item 13. Exhibits                                                    44-45

Item 14. Principal Accountant Fees and Services                      46

Signatures                                                           47

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

HISTORY
-------

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

OVERVIEW
--------

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

The process of making hydrogen produces a number of chemical by-products. These chemicals have many applications. If we can produce these by-products in significant volume, we believe we could generate revenues from their sales which could subsidize the cost of producing the hydrogen gas. We believe this 'subsidized model' approach to producing bulk hydrogen is unique in the alternate energy industry and we believe it will make us more competitive because we can offer hydrogen at a lower cost than our competitors.

Our hydrogen production process is designed to overcome three major industry obstacles: affordability, storage and safety. Our hydrogen-maker can be scaled according to application and designed to directly supply almost any application on an as-needed basis, eliminating the need to store hydrogen in a compressed state.

We were previously in negotiations with Brasil Oleo de Mamona Ltda, known as BOM, a world leader in castor oil production, to build a pilot plant supplying their company with hydrogen to fuel their hydrogenation process. However BOM Brazil is moving away from the production of hydrogenated oils and is no longer prepared to proceed without planned project. As a result we have terminated negotiations with BOM Brazil. We are currently evaluating our options regarding the finance and construction of a pilot plant to prove out our method of hydrogen production. However no assurances can be given that we will be able to obtain the necessary production in order to build the pilot plant.

A COMMITMENT TO GREEN ENERGY
----------------------------

It has been our longstanding mission to develop affordable hydrogen solutions that employ methods that respect the environment from start to finish. We believe we are unique in the alternative energy industry because we are focused on developing a practical hydrogen generation production system that combines a genuine respect for the environment with the strong prospect of high profitability. We believe our commitment to green solutions is clear:

      o     Our process does not use or produce toxic materials of any kind.

      o Everything is consumed in the process - the little manufactured waste that is produced can be recycled back into the system.

      o Our hydrogen is produced safely on-site next to the application consuming it. Therefore, there is no requirement to store the hydrogen in potentially dangerous high pressure storage containers.

      o Our hydrogen is produced without any reliance on fossil fuels or electricity.

INDUSTRY OVERVIEW
-----------------

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

HYDROGEN APPLICATIONS

Recent research has revealed that the worldwide bulk hydrogen gas market amounts to 45 billion Kilograms per year. This amounts to approximately $3.0 billion USD in sales. It is estimated that the U.S. hydrogen industry currently produces 9 million tons, or approximately 9 billion Kg of hydrogen per year which is enough to power 20-30 million cars or 5-8 million homes. The majority of the gas sales are generated for the following industries:

      o     The petroleum industry, for the removal of sulfur,

      o     The food industry, for the hydrogenation of oils,

      o Chemical production, for the hydrogenation of non-edible oils for soaps, insulation and plastics,

      o Pharmaceutical productions, primarily for cosmetics, adhesives, surfactants, and vitamins,

      o     Ammonia production,

      o     Glass industry, to eliminate oxygen,

      o     Machine/metal construction, in heat treatment of various metals,

      o     Semiconductors, to protect against impurities,

      o     Iron and steel industry, for heat treatment atmosphere, and

      o The aerospace industry, to fuel spacecraft and power life-support systems.

Hydrogenation is the process by which hydrogen is added directly to food oils. The purpose of hydrogenation is to convert liquid oils to the semi-solid form for greater utility in certain food uses and specifically to increase the shelf life and flavor stability of foods.

PRODUCTION OF HYDROGEN

The 'Hydrogen Economy' has three inherent limitations based on current methods of hydrogen production:

      o     continued reliance on fossil fuels,

      o     greenhouse emissions, and

      o     cost.

RELIANCE ON FOSSIL FUELS

All current commercial methods of producing hydrogen rely on the consumption of fossil fuels - a non-renewable resource. Steam reformation is dependent on a source of natural gas, methane, while electrolysis requires a significant amount of electricity to split the strong water molecule. Over 70% of electricity comes from a number of fossil fuel powered, non-renewable sources such as coal-fired steam plants (50.8%), natural gas (16.7%), or petroleum (3.1%) (sources: Energy Information Administration, Form EIA-906, Power Plant Report and EIA 920, "Combined Heat and Power Plant Report.", U.S. Electric Power Industry Net Generation, 2003 figures). Therefore, traditional commercial methods of hydrogen production are dependent on non-renewable and declining resources.

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

COST

Hydrogen is expensive to produce and, when compared to gasoline, based on energy equivalency; it is twice the existing retail price in the U.S. Electrolytic-produced hydrogen costs approximately $30/mBtu, natural gas reformed hydrogen costs approximately $3/mBtu, and gasoline reformed hydrogen approximately $9/mBtu. Despite hydrogen's numerous advantages, it must become affordable before it is accepted by the world's various markets. For example, in the transportation industry, only as the price of gas increases beyond the price of hydrogen will there be an impetus for a switch from gas to hydrogen to occur. In addition, as the price of fossil fuels increase, so too will the price of fossil fuel-produced hydrogen.

In today's energy sector, the costs of fossil fuel continue to increase. Additionally, there are potential supply issues for fossil fuels from the countries that provide them. As a result, we believe that alternative fuels are and will be a very high priority issue for industry, governments and consumers in the very near future. We believe that lower cost alternative power such as pure hydrogen fuel power generators, portable power products, back-up power units and eventually hydrogen-fueled transportation will have strong market appeal.

We believe our long term growth prospects are positively affected by several market and industry trends including:

      o continued uncertainty about the price and long term availability of fossil fuels (with crude oil recently priced over and is still near $125.00 U.S./barrel versus under $30.00 U.S./barrel in October
            2003),

      o growth in specific food industry market segments such as nutraceuticals which are in the early stages of a long growth phase, where by-product demand is expected to stay strong,

      o growing commercial and consumer demand for a reliable alternative to the public electric power grid continued concerns about the impact of fossil fuels and greenhouse gases on the global environment,

      o serious concerns with the increasing reliance on imported fossil fuels for Western nations, and

      o the need for more distributed energy and cogeneration energy projects.

OUR BUSINESS
------------

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

Although our hydrogen has been successfully evaluated for quality and purity by a number of independent labs, we continue to research volume optimization to increase production necessary to meet a prospective bulk hydrogen customer's needs. Additionally, our technical team has been and is currently focused on optimizing by-product production.

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

We believe our hydrogen production technology will also have application in the areas of backup and, in some cases, primary power for commercial, industrial and military purposes, fuel cell power applications, fuel cell-driven and internal combustion hybrid engine vehicles. In addition, we believe there are applications for residential and commercial users wishing to gain independence from the conventional power grid.

HYDROGEN PRODUCTION UNITS

Our primary focus is the production of premium quality, cost-competitive hydrogen gas for bulk users. However, over the past 3 years, we have developed condensed units designed for smaller applications. We intend to market these units at a time when the demand in alternative energy among consumer and small commercial markets makes it profitable to do so.

Our Hydrogen Production Unit is a self-contained, semi-automated device that generates fuel cell quality hydrogen gas on an as-needed or on-demand basis. The Hydrogen Production Unit has unique flexibility in that it can be connected to a variety of hydrogen-fueled applications ranging from small power solutions such as fuel cells and converted internal combustion engines to large plants that require hydrogen for the hydrogenation of food-oils. Regulation of the Hydrogen Production Unit's hydrogen flow is computer controlled and can be programmed to match the hydrogen requirement of the application being fueled.

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

In May 2004, we entered into an agreement with Astris, whereby we are now a Value Added Reseller, or VAR, for Astris' AFC Power Generator products. This VAR arrangement allows us to demonstrate and make available a combined fuel cell power-pack for sale to major corporate, industrial and energy utility customers, as well as demonstration with various commercial, government and military audiences.

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

INTELLECTUAL PROPERTY
---------------------

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

In January 2007, we retained a firm which has completed supplemental searches to confirm 'NOVELTY' of our technology. In addition, they have suggested that due to the similarity between the methods of production for all four by-products, a patent on the overall 'concept' is being considered.

We believe this patent, if granted, could prove invaluable to us and our shareholders because it could protect various methods of modifying existing production processes to simultaneously produce hydrogen, especially if this becomes the solution of choice for the future global production of hydrogen. All patents have been impaired and written off as of December 31, 2007 and 2006, respectively.

We own all of our technology without any royalty obligations and do not rely on any licensing agreements for our operations. We anticipate that we may enter into licensing agreements with distribution partners in the future as part of the distribution of our products.

RESEARCH AND DEVELOPMENT
------------------------

For the fiscal year ended December 31, 2007, we spent $653,550 for research and development. For the same period in 2006 we spent $203,022.

Our research and development team has grown over the past year due primarily to recent advances made, and focus on its by-products. We hired technical staff on the basis of demonstrating exceptional strength in chemistry and chemical engineering, academically and professionally, while also possessing a strong desire to work in the alternative energy field.

SALES AND MARKETING
-------------------

Our initial market approach had been to secure revenues exclusively through the sale of bulk hydrogen to new and established markets as well as the sale of Hydrogen Production Units to alternative energy early adopters. By virtue of our by-product discovery, our market strategy has been significantly enhanced.

Our near term plan is to accelerate the commercialization of our by-products by developing effective relationships with businesses that would benefit from low-cost, on-site hydrogen for their manufacturing processes. We believe by-product sales could be generated through agreements made with companies that possess well-established sales channels in the food ingredients industry as well as commodity traders that operate globally.

We are also increasingly investigating the possibility of large-scale production, primarily in conjunction with industries that could substantially benefit from an on-site hydrogen production facility - buyers of bulk hydrogen and/or direct users of the chemical by-products.

There are significant financial and logistical advantages of on-site hydrogen production to bulk hydrogen users. Specifically, we believe such a solution would be exceptionally beneficial to those users located outside of the reach of a refinery hydrogen pipeline. In this situation, bulk hydrogen customers have no other option but to have the hydrogen shipped by truck, which in most cases, is extremely expensive. By locating on-site, we can produce hydrogen as required and eliminate the need to have hydrogen trucked, dramatically decreasing the customer's overall production costs.

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

We intend to initially target the majority of hydrogen users who rely on the trucking of hydrogen to their production plant, or have expensive on-site hydrogen production facilities. We expect these users will have the greatest to gain financially, since they pay a premium for their hydrogen. Our large-scale, on-site hydrogen production unit would eliminate the need for trucking or other cost-prohibitive on-site solutions and provide high purity hydrogen to the customer on an on-demand basis. All of these benefits would exist without the 'requisite' burning of fossil fuels and Co2 emissions at a fraction of the cost.

Our business model for our bulk hydrogen dovetails cleanly with our model for the by-products of hydrogen production. Our strategy is to target remote bulk users of hydrogen, who pay a premium for either delivery or on-site production. We hope to offer hydrogen can at a deeply discounted rate to these customers in exchange for the customer up-fronting a significant percentage of the capital cost of our on-site HPU and exclusive rights to the by-products. We continue to develop strategic relationships with large industrial hydrogen users who are interested in benefiting from on-site hydrogen gas production, namely, significantly reduced cost, eliminated need for storage and increased safety. Our research has uncovered that by eliminating a hydrogen user's transportation cost, the user can, benefit from a reduction of up to 40%, or more.

Savings to the customer past the point of return on investment are designed to be significantly attractive, where their hydrogen costs have been reduced to a fraction of their original amount. This deeply discounted price for hydrogen can be extended to the customer based on subsidization through sale of by-products sold. As we are currently a small company relative to the leaders in the bulk hydrogen industry, we must rely on the sale of our by-products to subsidize the entire hydrogen production process, allowing us to remain competitive in the global hydrogen market. Additionally, 'green credits', which are earned by avoiding the production of CO2 emissions, can be exchanged for dollars. The addition of these green credits will solidify the economic benefits to us and our customers.

USERS OF BULK HYDROGEN

Bulk hydrogen users fall into a number of categories. The largest application of hydrogen is for the processing, or "UPGRADING," of fossil fuels, and in the production of ammonia. The key hydrogen consuming processes in the petrochemical plant include hydro-dealkylation, hydro-desulfurization, and hydro-cracking, where the use of hydrogen is integral. Most recently, a California-based hydrogen supplier to three major oil refiners caused the refiners to shut down due to the supplier's minor mechanical problems. A shutdown for three days has the effect of reducing the supply of gasoline by 8 % and diesel output by 5.6 %. As a result, the price of gasoline jumped 5.25 cents per gallon in that state. This demonstrates the reliance on hydrogen by the oil industry.

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

Air Products' future hydrogen transportation strategy has focused on the supply of hydrogen for demonstration and pilot projects to such organizations as Honda and Toyota. Air Products has already built two on-site hydrogen fueling stations for the 30-40 hydrogen-converted test vehicles in Southern California, a fuel cell power plant, and a fleet of light duty vehicles in Las Vegas, Nevada.

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

GOVERNMENT REGULATION
---------------------

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

EMPLOYEES
---------

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

                          RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF OPERATING LOSSES AND CANNOT GUARANTEE WE WILL GENERAGE REVENUE IN THE FUTURE WHICH COULD CAUSE US TO CEASE OPERATIONS.

We are a development stage company and since our inception we have incurred losses. For the year ending December 31, 2007, our net loss was $1,749,253 and for the year ended December 31, 2006 our net loss was $2,671,290. Our accumulated deficit was $30,887,659 at December 31, 2007. Future losses will occur until we reach revenue-producing status. We may not be successful in generating revenue.

WE WILL NEED TO RAISE ADDITIONAL CAPITAL OR DEBT FUNDING TO CONTINUE

Our accountants have issued a going concern opinion because we have not generated revenues and rely on external funding to continue our business. We will need to raise additional capital in order to continue our operations. We will need to raise additional capital in order to get beyond the development stage of our business. We will need to raise additional capital or additional debt financing to develop and commercialize our products. If we are unable to raise additional capital we may need to cease operations.

FINANCING MAY NOT BE AVAILABLE ON FAVORABLE TERMS

We are in need of additional capital in order to continue our operations. As a development stage company we may not qualify for traditional debt or equity funding. As a result the only sources of capital that may be available to us may be from non-traditional sources on terms that are not favorable to us or our shareholders. These non-traditional funding sources may offer us capital on terms that would substantially dilute the interest of our shareholders.

IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL WE WILL NEED TO RESTRUCTURE OUR BUSINESS OPERATIONS.

We currently in need of additional capital in order to sustain our operations. If we are unable to obtain the necessary capital to sustain our operations we may need to restructure the company. Any restructuring of the company would most likely have an adverse effect on your holdings. This could result in a dilution of your ownership interest in the company or possibly a reverse split of the company's shares.

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

OTHER PARTIES MAY ASSERT THAT OUR TECHNOLOGY INFRINGES ON THEIR INTELLECTUAL PROPERTY RIGHTS, WHICH COULD DIVEST MANAGEMENT'S TIME AND RESOURCES, POSSIBLY FORCE US TO REDESIGN OUR TECHNOLOLY OR CEASE OPERATIONS.

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

WE MAY NOT BE ABLE TO PROVIDE COMPETITIVE PRICING IN THE WORLDWIDE HYDROGEN MARKET, MAKING IT DIFFICULT TO SUSTAIN OPERATIONS.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our administrative offices are located at 3325 North Service Road, unit 105, Burlington, Ontario, Canada L7N 3G2 where we occupy 3,000 square feet of office space. We pay rent at a rate of $2,130 USD per month ($2,162 CAD per month). Our lease is renewed on an annual basis with the current period ending April 30, 2008. The lease will be renewed for the next annual period.

In 2004 we leased a facility near Oak Ridge, Tennessee. Our hydrogen production process was further refined at this facility. Management has determined that further study of the process need not take place at the facility and we have closed it. In July 2005, we subleased the facility. The sublease expired March 31, 2006 at which point the original lease obligation also expired.

ITEM 3. LEGAL PROCEEDINGS

On October 22, 2004, we instituted proceedings against Russell Rothman in the Ontario Superior Court of Justice (Case No. 04-CV-277760CM2). We are seeking the rescission of agreements between us and Mr. Rothman, return of shares paid to him, and the return of money paid. We had entered into an agreement with Mr. Rothman for the purchase of certain technology related to the production of hydrogen gas, for which he represented that he owned all right and title. On December 29, 2004 Rothman filed a countersuit against the Company in the Ontario Supreme Court of Justice for breach of contract in the amount of $2 billion and is asking for punitive damages in the amount of $10 million. On December 9, 2005, the Ontario Supreme Court of Justice ordered that Mr. Rothman's pleadings be struck, that he issue new pleadings by January 9, 2006 and that he appear in court on February 9, 2006.

On January 9, 2006, Mr. Rothman substantially amended his claim, and is now seeking $12 million for breach of contract and punitive damages in the amount of $250,000. In 2007 Mr. Rothman asked the courts to require us to post a $50,000 bond as "SECURITY COSTS" because we are an American company operating in Canada. Such a bond is designed to protect the Defendant in a case from having to pay legal fees if they prevail in the case. We were unable to afford to post the required bond and as a result both cases were dismissed.

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

On February 17, 2005, the Court entered judgments of permanent injunction and other relief against defendants COI Solutions, Inc. and Mel Levine, a COI fundraiser, from violating Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. In addition to injunctive relief, the judgment against Mr. Levine provided for the imposition of a civil penalty. On March 30, 2005, the United States District Court for the Southern District of Florida entered a default judgment of permanent injunction against Robert Wilder. The Court found that Mr. Wilder violated Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5, thereunder. In addition to injunctive relief, the judgment provided for the imposition of a civil penalty to be paid by Mr. Wilder, which was set in the amount of $110,000 paid on June 30, 2005.

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

There were no matters submitted to the shareholders during the fourth quarter of 2007.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our shares currently trade on the electronic Over-the-Counter Bulletin Board under the symbol "ARGY." Listed below are the highest and lowest bid prices for our common stock for each calendar quarter for 2006 and 2007 as reported on the OTCBB, and represents inter-dealer quotations, without retail markup, markdown, or commission and may not be reflective of actual transactions.

Fiscal Quarter                            High      Low
--------------                            ----      ---
2006 First Quarter                      $  0.34   $ 0.082
2006 Second Quarter                     $  0.22   $  0.10
2006 Third Quarter                      $ 0.125   $  0.05
2006 Fourth Quarter                     $ 0.125   $ 0.051

2007 First Quarter                      $ 0.080   $ 0.053
2007 Second Quarter                     $ 0.075   $ 0.050
2007 Third Quarter                      $ 0.081   $ 0.030
2007 Fourth Quarter                     $ 0.060   $ 0.030

At December 31, 2007, there were 148,134,019 shares of our common stock issued and outstanding.

HOLDERS

As of December 31, 2007, we had approximately 1,272 holders of record, including common shares held by brokerage clearing houses, depositories, or otherwise in unregistered form.

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

      On June 28, 2006 the Company's board of directors approved the extension on 1,430,000 options which expired in July 2006. The extension provided an additional term of three years at the same exercise price. Accordingly, the Company has accounted for the extension on these options as new grants and consequently fair valued such options using the Black Scholes option pricing model and recorded an expense of $156,466.

      On October 2, 2006 the Company re-valued 7,780,000 options to $0.05. The aggregate sum of the 7,780,000 options comprises 7,580,000 options at an exercise price of $0.10 and 200,000 options at an exercise price of $0.20. These options were re-valued to retain good faith in the Company's service personnel pertaining to the downward flux in stock price. The re-pricing of the options using the Black-Scholes option pricing model with a volatility of 329% and a discount rate of 5.25% was compared to the previous model and the difference in fair value of $800 was charged to operating expense.

      On November 29, 2006, the Company granted 2,000,000 options for services using the Black Scholes option pricing model and expensed the fair value of $187,431 in that year.

      The Company uses the Black-Scholes option pricing model as prescribed by SFAS 123 (R) for option valuation purposes. Significant inputs includes but is not limited to the risk free interest rate, expected dividend yield, expected life and expected volatility.. The following table illustrates the assumptions used for the model.

      The following table summarizes information regarding options outstanding at December 31, 2007.

RANGE OF                  REMAINING
EXERCISE      NUMBER     CONTRACTUAL
 PRICES    OUTSTANDING       LIFE
--------   -----------   -----------
$   0.05       200,000    1.75 years
$   0.05     4,150,000    2.19 years
$   0.05     1,430,000    2.52 years
$   0.05     2,000,000    2.92 years
           -----------
             7,780,000
           ===========

      We did not issue or grant any stock options during fiscal 2007.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

We did not issue any unregistered securities during the fourth quarter of 2007.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

Going Concern
-------------

These financial statements have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced losses in the period of $1,749,253 and has a deficit accumulated in the development stage of $30,887,659 and has negative working capital of $1,206,450. The Company's ability to realize its assets and discharge its liabilities in the normal course of business is dependent upon continued support. The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations. However, there can be no assurance that the Company will obtain sufficient additional funds from these sources.

These conditions cause substantial doubt about the Company's ability to continue as a going concern. A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis.

Significant Accounting Principles
---------------------------------

Our accounting and reporting policies conform to generally accepted accounting principles and industry practice in the United States. The financial statements are prepared in United States dollars.

FISCAL PERIOD
-------------

The Company's fiscal year ends on December 31.

RISKS AND UNCERTAINTIES
-----------------------

The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company's operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

FINANCIAL INSTRUMENTS AND RISK CONCENTRATIONS
---------------------------------------------

The Company's estimate of the fair value of cash, accounts payable and accrued liabilities, warrant liability, convertible notes and due to directors and officers approximates carrying value due to the short-term nature of these instruments. Marketable securities are stated at fair value.

The Company's operations are in the Canada and virtually all of its assets and liabilities give rise to significant exposure to market risks from changes in foreign currency rates arising from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. The Company may not be able to effectively protect its' intellectual property rights, which form the foundation of the business. The business exposes us to potential product liability claims that are inherent in hydrogen and products that use hydrogen. The Company has not obtained insurance coverage on acceptable terms.

DEFERRED CONSULTING COSTS
-------------------------

Shares have been issued to service providers and consultants over the terms of their contracts which range from three months to three years. Shares have been recorded at the fair value at date issued and the expense is recorded as services are rendered.

MARKETABLE SECURITIES
---------------------

Marketable securities are classified as current, are available for sale and are stated at fair value. Unrealized gains and losses, net of tax, are included in Accumulated Other Comprehensive Income (Loss) on the Balance Sheet.

PATENTS AND TECHNOLOGY
----------------------

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

As a result of change in technology in the third quarter ending September 30, 2006, the Company concluded that the technology is no longer functional, deemed inadequate to the needs of the business at this future time, and does not fit into the Company's business plan as set out in relation to the requirements for a competitive margin needed for the Company's targeted markets. The Company performed its periodic review of its intangible assets for impairment as of December 31, 2006 and identified asset impairment as a result of the review of approximately $218,000.

As a result, the Company withdrew two provisional patents through the Company's patent attorneys, and recorded the impairment as shown in the chart below. The impairments to intangible assets are reflected in the Company's financial statements resulting in an asset value of $0 as of December 31, 2007 and 2006, respectively.

INCOME TAXES

The Company accounts for its income taxes under the asset and liability method specified by SFAS No. 109, "ACCOUNTING FOR INCOME TAXES." Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the effective tax rates which will be in effect when these differences as expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more than likely than not that some portion or all of the deferred tax assets will not be realized.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided annually on a declining-basis over the estimated useful lives of the assets ranging from 3 years to 7 years, except for current year additions on which 1/2 of the rates are applicable. The declining balance rates are as follows:

Automobile                 30% declining balance
Computer hardware          30% declining balance
Computer software         100% declining balance
Equipment                  20% declining balance
Telephone                  30% declining balance
Office equipment           30% declining balance

COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of shareholders' equity and in the balance sheet as a component of shareholders' equity.

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

STOCK OPTION PLANS AND STOCK-BASED COMPENSATION

The Company applies the fair-value-based method of accounting prescribed by SFAS No. 123 (R), "ACCOUNTING FOR STOCK-BASED COMPENSATION," in accounting for its stock options granted to employees and stock granted to non-employees. As such, compensation expense for employees is recorded on the date of the grant, which vests immediately based on the fair market value of the stock and is expensed in the period in which the option was granted. Compensation cost for non-employees is recognized when services are received using the fair value of the Company's equity instruments at those dates.

CONVERTIBLE NOTE, DERIVATIVE AND WARRANT LIABILITIES

In accordance with SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," as amended, the holder's conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing the Notes are not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualify as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS No. 133, they were required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments. During 2006, the note that caused this derivative to be recognized was converted and the company has determined to derivatives existed as of December 31, 2007 and 2006, respectively.

EARNINGS PER SHARE

The Company computes net income (loss) per common share in accordance with SFAS No. 128, "Earnings per Share," SEC Staff Accounting Bulletin No. 98 ("SAB 98") and Emerging Issues Task Force No. 04-8 "The Effect of Contingently Convertible Instruments on Diluted EPS." Under the provisions of SFAS 128 and SAB 98, basic net income (loss) per common share ("Basic EPS") is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income
(loss) per common share ("Diluted EPS") is computed by dividing net income
(loss) adjusted for interest expense and amortization of debt issuance costs associated with the Company's Convertible Debentures by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares comprise shares issuable upon the exercise of stock options and convertible securities such as Convertible Debentures.

FOREIGN CURRENCY TRANSLATION

The Company considers the functional currency to be the Canadian dollar and, accordingly, financial information is translated into U.S. dollars using exchange rates in effect at year-end for assets and liabilities and average exchange rates during each reporting period for the results of changes reported in other comprehensive income/loss.

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

RECENTLY ADOPTED ACCOUNTING STANDARDS

The Company does not believe the effect of any recently issued new accounting standards or changes to accounting standards will have a material impact to the Company.

RESULTS OF OPERATIONS
---------------------

REVENUES

For the fiscal years ended December 31, 2007 and December 31, 2006, we had no revenues.

We were previously in negotiations with Brasil Oleo de Mamona Ltda, known as BOM, a world leader in castor oil production, to build a pilot plant supplying their company with hydrogen to fuel their hydrogenation process. However BOM Brazil is moving away from the production of hydrogenated oils and is no longer prepared to proceed without planned project. As a result we have terminated negotiations with BOM Brazil. We are currently evaluating our options regarding the finance and construction of a pilot plant to prove out our method of hydrogen production. However no assurances can be given that we will be able to obtain the necessary production in order to build the pilot plant.

With this business strategy we expect that the realization of revenue generation opportunities will arise sooner than our previous models as we continue development of the hydrogen production system technology.

EXPENSES

We had total expenses of $1,749,253 and $2,671,290 in the fiscal years ended December 31, 2007 and December 31, 2006 respectively. Our expenses for the fiscal year ended December 31, 2007 consisted of $167,375 in administrative expenses, $545,337 in consulting fees, $197,808 in professional fees, $653,550 for research and development, $49,341 in financing expense, $41,487 in depreciation, $(11,357) as other income, and $105,712 for loss on sale of equipment. Our expenses had decreased in fiscal year ended December 31, 2007 compared to fiscal year ended December 31, 2006. The decrease is attributed to a reduction in the Administrative expense to $167,375 compared to $475,014 in the 2006 period with the comparable difference being $307,639, a reduction in the Consulting fees to $545,337 compared to $1,954,082 in the 2006 period with the comparable difference being $1,408,745 and a reduction in professional fees to $197,808 compared to $335,882 in the 2006 period with a comparable difference being $138,074. The decrease is also connected to the elimination of the expense associated with the Impairment of Intangible Assets. However the research and development expense increased to $653,550 compared to $203,022 in the 2006 period with the comparable difference being $450,528.

Administrative expenses decreased by $307,639 to $167,375 in the fiscal year ended December 31, 2007 compared to $475,014 in the fiscal year ended December 31, 2006. This decrease from the 2006 expenses relates to our overall decrease in administrative activity to create efficiency and achieve our set goals. The reduction in expenses was spread out over a multitude of areas with travel, entertainment and general administrative operations contributing to the larger portion of the increase.

There was a decrease in consulting fee expenses of $1,408,745 from $1,954,082 in 2006 to $545,337 in 2007. The increase was mainly attributed to warrant and stock option expenses with additional fees paid to consultants. There were options re-valued during the period to retain good faith in our service personnel pertaining to the downward flux in stock price. There were also shares issued to certain consultants in keeping with the utilization of core consultants relative to the focus on research and development pertaining to our hydrogen production system, marketing and operation strategy.

Professional fees decreased by $138,074 from $335,882 in 2006 to $197,808 in 2007. The decrease was attributed to a decrease in investor relations expenses pertaining to warrant issuances during the 2006 period. All other costs associated with professional fees were consistent with expenses occurring in the fiscal year ending 2006.

There was an increase in Research and Development expenses of $450,528 from $203,022 in 2006 to $653,550 in 2007 as we continued on our course of action with testing and development of the hydrogen production systems as well as valuable by-products.

There was a decrease of $26,970 in depreciation expenses relative to our fixed assets as per our scheduled depreciation table.

There was a loss of $105,712 on the sale of equipment during the period, compared to no gain or charge on the sale or disposition of equipment in 2006.

Over the next 12 months, we anticipate that our expenses will not increase over our expenses in fiscal year 2007 until financing is obtained. At this point the expenses will only increase in proportion with the amount of funds received. We will continue to strive for the development, sales and marketing of our hydrogen production system and sale of associated by-products.

NET LOSS

We had a net loss of $1,749,253 for the fiscal year ended December 31, 2007, compared with a net loss of $2,671,290 for the fiscal year ended December 31, 2006. The decrease of $922,037 in the net loss for the 2007 fiscal year compared to the 2006 fiscal year is attributed to the aforementioned above.

We believe that, for the fiscal year ending December 31, 2008, we will only be able to reduce our net loss if we can create and sustain significant revenues from our hydrogen production system and associated by-products.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We incurred a net loss of $1,749,253 and $2,671,290 for the years ended December 31, 2007 and December 31, 2006, respectively, and have an accumulated deficit of $30,887,659 at December 31, 2007. We had $30,906 in cash on hand as of December 31, 2007. We may obtain additional capital principally through the sale of our equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon us ultimately obtaining profitable operations. However, no assurances can be given that we will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected. We financed our operations through the sale of our common stock, the exercise of share purchase warrants, vendor credit, debt financing and convertible notes.

We believe that the net proceeds from the 2005 convertible note together with cash generated from private placements may not be sufficient to meet the cash requirements for the year ending December 31, 2008. Due to no cash generated from operations, we currently do not internally generate cash sufficient to pay all of our incurred expenses and other liabilities. As a result, we are dependent on investor capital and loans to meet our expenses and obligations. Although investor funds have allowed us to meet our obligations in the recent past, there can be no assurances that our present methods of generating cash flow will be sufficient to meet future obligations. Historically, we have, from time to time, been able to raise additional capital, but there can be no assurances that we will be able to raise additional capital in this manner.

Net cash used in operating activities was $347,459 for the twelve month period ended December 31, 2007, compared with $152,705 for the twelve month period ended December 31, 2006. The increase in net cash used for the 2007 period resulted mainly from shares that have been issued to service providers and consultants over the terms of their contracts, an increase in accrued liabilities, and increase in prepaid expenses. Shares have been recorded at the fair value at date issued and the expense is recorded as services are rendered. The issuance of these shares continues the ongoing movement towards the development, marketing and operations of our company.

Net cash obtained from financing activities was $327,191 for the twelve month period ended December 31, 2007, compared with $143,582 for the twelve month period ended December 31, 2006. In the 2007 period we received $302,191 in the form of advances from directors and officers

Net cash provided by investing activities for the fiscal year ended December 31, 2007 was $56,482. The investing activities during the fiscal year ended December 31, 2007 was $58,525 relating to the sale of equipment and $2,043 from the purchase of property.

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

On August 22, 2007 Astris Energi, Inc. announced that it had changed its name to "Carthew Bay Technologies, Inc." The change of the name was approved by the company's shareholders at its annual and special meeting held on July 10, 2007. The company's shares are now traded on the Over the Counter Bulletin Board with the ticker symbol 'CWBYF'

As of December 31, 2007, we hold 800,000 restricted shares of common stock of Carthew Bay Technologies, Inc. and 1,500,000 warrants with the right to purchase shares of common stock of Carthew Bay Technologies Inc. at $0.19 for a period of three years, expiring April 12, 2009, with an unrealized aggregate loss of $261,975. On the Over-The Counter Bulletin Board, the reported sale price of Carthew Bay Technologies 's common stock was $0.025 as of May 14, 2008.

There can be no assurance that we will have sufficient cash to meet our short-term capital requirements, there are no assurances that we will be able to raise sufficient funds to meet long-term capital needs. We may also seek alternative sources of financing, including more conventional sources such as bank loans and credit lines, although no assurances in this regard can be made. Further, the availability of any future financing may not be on terms that are satisfactory to us.

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

PLAN OF OPERATION

Over the next twelve months we intend to develop the following initiatives:

Revenue Generation
------------------

We were previously in negotiations with Brasil Oleo de Mamona Ltda, known as BOM, a world leader in castor oil production, to build a pilot plant supplying their company with hydrogen to fuel their hydrogenation process. However BOM Brazil is moving away from the production of hydrogenated oils and is no longer prepared to proceed without planned project. As a result we have terminated negotiations with BOM Brazil. We are currently evaluating our options regarding the finance and construction of a pilot plant to prove out our method of hydrogen production. However no assurances can be given that we will be able to obtain the necessary production in order to build the pilot plant.

Other revenue opportunities are being considered to supply hydrogen and by-products to a variety of industries and applications in traditional and emerging markets.

Research and Development
------------------------

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

                                      INDEX

                                DECEMBER 31, 2007

                                                                        PAGE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-1

CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated Balance Sheets                                            F-2

      Consolidated Statements of Operations                                  F-3

      Consolidated Statements of Shareholders' Deficit                       F-4

      Consolidated Statements of Cash Flows                                  F-5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                          F-6 - 18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------










                                                                        Page F-1

ALTERNATE ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006
--------------------------------------------------------------------------------

                                                                  2007            2006
--------------------------------------------------------------------------------------------
ASSETS
   CURRENT
      Cash                                                    $      30,906   $      97,443
      Prepaid expenses and sundry assets - current                   40,063          34,478
      Marketable securities                                          53,545         114,934
--------------------------------------------------------------------------------------------
      Current assets                                                124,514         246,855

  Prepaid expenses and sundry assets - long term                     15,994          27,767
  Property and equipment, net                                        77,676         210,343
--------------------------------------------------------------------------------------------

      Total Assets                                            $     218,184   $     484,965
============================================================================================

LIABILITIES
   CURRENT
      Accounts payable                                        $     290,095   $     174,842
      Accrued liabilities                                           339,516         168,591
      Due to directors and officers                                 701,353         399,162
--------------------------------------------------------------------------------------------

   Total Liabilities                                              1,330,964         742,595
--------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------------------

SHAREHOLDERS' DEFICIT

   Common stock                                                     148,134         133,949
   Additional paid in capital                                    30,030,635      29,119,777
   Prepaid expenses paid with common stock                          (39,420)       (101,606)
   Deficit accumulated during the development stage             (30,887,659)    (29,138,406)
   Accumulated other comprehensive income                          (364,470)       (271,344)
--------------------------------------------------------------------------------------------

      Shareholders' deficit                                      (1,112,780)       (257,630)
--------------------------------------------------------------------------------------------

      Liabilities and Shareholders' Deficit                   $     218,184   $     484,965
============================================================================================

The accompanying notes are an integral part of these financial statements.

ALTERNATE ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007 and 2006, and Inception to Date
--------------------------------------------------------------------------------

                                                                                                     INCEPTION
                                                                       2007            2006           TO DATE
-----------------------------------------------------------------------------------------------------------------
REVENUE                                                            $          --   $          --   $          --
-----------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Administrative                                                        167,375         475,014       1,633,237
   Consulting fees                                                       545,337       1,954,082      14,270,604
   Professional fees                                                     197,808         335,882       1,519,087
   Research and development                                              653,550         203,022         995,511
   Financing expense                                                      49,341          50,386         609,055
   Impairment of intangible assets                                            --         218,000       2,165,458
   Management fee                                                             --              --         240,000
   Recovery of loan                                                           --              --        (202,000)
   Depreciation                                                           41,487          68,457         231,765

=================================================================================================================
LOSS FROM OPERATIONS                                                  (1,654,898)     (3,304,843)    (21,462,717)
=================================================================================================================

OTHER INCOME (EXPENSE)
   Other income                                                           11,357           4,217          15,574
   Loss on sale of equipment                                            (105,712)             --        (105,712)
   Gain on settlement                                                         --         461,909         461,909
   Gain on adjustment on derivative /
     Warrant liability to fair value of underlying securities                 --         167,427       1,075,339
=================================================================================================================

NET LOSS FOR THE PERIOD                                            $  (1,749,253)  $  (2,671,290)    (20,015,607)
=================================================================================================================

COMPREHENSIVE INCOME/(LOSS):

LOSS ON FOREIGN CURRENCY TRANSLATION                                     (29,469)        (35,773)        (38,838)

UNREALIZED GAIN/(LOSS) ON INVESTMENTS                                    (63,657)       (246,225)       (325,632)

TOTAL COMPREHENSIVE LOSS                                              (1,842,379)     (2,953,288)    (20,380,077)

NET (LOSS) PER SHARE, BASIC AND DILUTED                            $       (0.01)  $       (0.02)
=================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                 143,974,081     126,419,761
=================================================================================================================

The accompanying notes are an integral part of these financial statements.

ALTERNATE ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2007, 2006, 2005, 2004 and 2003
--------------------------------------------------------------------------------

                                                                              PREPAID     ACCUMULATED      DEFICIT
                                                                              EXPENSES       OTHER       ACCUMULATED
                                                                ADDITIONAL   PAID WITH   COMPREHENSIVE     DURING         TOTAL
                                          COMMON STOCK            PAID-IN      COMMON       INCOME       DEVELOPMENT      EQUITY
                                       SHARES        AMOUNT       CAPITAL      STOCK        (LOSS)         STAGE        DEFICIENCY
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2002                      5,991,180  $     5,992  $ 10,664,060  $       --  $          --  $ (10,872,052) $   (202,000)
------------------------------------------------------------------------------------------------------------------------------------
Issue of shares for licence
  and patents                        104,870,715      104,870       (42,007)         --             --             --        62,863
Issue of shares for service            9,005,000        9,005     5,689,555          --             --             --     5,698,560
Issue of shares to creditors             300,000          300       209,700          --             --             --       210,000
Stock options issued                          --           --     1,260,708          --             --             --     1,260,708
Issue of shares for stock options         20,000           20         1,980          --             --             --         2,000
Issue of shares for cash               1,060,000        1,060       530,940          --             --             --       532,000
Issue of shares for patents            4,500,000        4,500     1,795,500          --             --             --     1,800,000
Net (loss) 2003                               --           --            --          --             --     (4,266,227)   (4,266,227)
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2003                    125,746,895      125,747    20,110,436          --             --    (15,138,279)    5,097,904
------------------------------------------------------------------------------------------------------------------------------------
Issue of shares for cash               5,500,000        5,500     2,744,500          --             --             --     2,750,000
Issue of shares for patents              500,000          500       169,500          --             --             --       170,000
Issue of shares for services           2,418,046        2,418       820,282          --             --             --       822,700
Issue of shares for warrants             200,000          200            --          --             --             --           200
Issue of shares for stock
  options (net)                          450,000          450       137,950          --             --             --       138,400
Cancellation of shares on return
  of patents                         (30,000,000)     (30,000)           --          --             --             --       (30,000)
Stock options issued                          --           --     1,717,000          --             --             --     1,717,000
Unrealized gains on marketable
  securities                                  --           --            --          --         60,000             --        60,000
Foreign currency
  translation/adjustment                      --           --            --          --         21,086             --        21,086
Net (loss) 2004                               --           --            --          --             --     (7,311,800)   (7,311,800)
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2004                    104,814,941      104,815    25,699,668          --         81,086    (22,450,079)    3,435,490
------------------------------------------------------------------------------------------------------------------------------------
Stock options issued                          --           --       291,992          --             --             --       291,992
Issue of shares for services           2,636,000        2,636       614,840          --             --             --       617,476
Issue of shares for dilution           2,811,429        2,811        (2,811)         --             --             --            --
Issue of shares for stock options
  exercised                               75,000           75           (75)         --             --             --            --
Warrant liability expense from
  convertible debt                            --           --      (575,339)         --             --             --      (575,339)
Cancellation of shares from
  consultant                             (83,300)         (83)      (46,125)         --             --             --       (46,208)
Unrealized gains (loss) on
  marketable securities                       --           --            --          --        (75,750)            --       (75,750)
Foreign currency
  translation/adjustment                      --           --            --          --          5,318             --         5,318
Net (loss) 2005                               --           --            --          --             --     (4,017,037)   (4,017,037)
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2005                    110,254,070      110,254    25,982,150          --         10,654    (26,467,116)     (364,058)
------------------------------------------------------------------------------------------------------------------------------------
Stock options issued                          --           --     1,051,884          --             --             --     1,051,884
Issue of shares for services           8,812,725        8,813     1,015,692    (101,606)            --             --       922,899
Issue of shares for expenses/cash      1,600,000        1,600       158,400          --             --             --       160,000
Issue of shares for stock options
  exercised                            4,000,000        4,000       296,000          --             --             --       300,000
Warrants issued for 1,112,000
  shares of common stock for
  services                                    --           --       115,343          --             --             --       115,343
Issue of shares for warrants
  exercised                              250,000          250        14,625          --             --             --        14,875
Issue of shares for note conversion    9,032,082        9,032       485,683          --             --             --       494,715
Unrealized gains (loss) on
  marketable Securities                                                                       (246,225)                    (246,225)
Foreign currency
  translation/adjustment                      --           --            --          --        (35,773)            --       (35,773)
Net (loss) 2006                               --           --            --          --             --     (2,671,290)   (2,671,290)
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2006                    133,948,877  $   133,949  $ 29,119,777  $ (101,606) $    (271,344) $ (29,138,406) $   (257,630)
------------------------------------------------------------------------------------------------------------------------------------
Issue of shares for services          10,612,251       10,612       682,373      62,186             --             --       755,171
Issue of shares for expenses/cash        572,891          573        32,144          --             --             --        32,717
Issue of shares for stock options
  exercised                              500,000          500        24,500          --             --             --        25,000
Imputed interest                              --           --        49,341          --             --             --        49,341
Issue of shares for satisfaction
  of note                              2,500,000        2,500       122,500          --             --             --       125,000
Unrealized gains (loss) on
  marketable securities                       --           --            --          --        (63,657)            --       (63,657)
Foreign currency
  translation/adjustment                      --           --            --          --        (29,469)            --       (29,469)
Net (loss) 2007                               --           --            --          --             --     (1,749,253)   (1,749,253)
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 2007                    148,134,019  $   148,134  $ 30,030,635  $  (39,420) $    (364,470) $ (30,887,659) $ (1,112,780)
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

ALTERNATE  ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006 and Inception to Date
--------------------------------------------------------------------------------

                                                                                                     INCEPTION
                                                                       2007            2006           TO DATE
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Loss for the year                                               $  (1,749,253)  $  (2,671,290)  $ (20,015,607)
   Adjustments to reconcile net loss from operations
     to net cash used in operating activities:
       Stock based compensation                                          962,229       2,191,732      13,960,739
       Impairment of intangible assets                                        --         218,000       2,165,458
       Depreciation and amortization                                      41,487          68,457         231,765
       Accretion of principal related to convertible debt                     --          50,386         494,715
       Gain on derivatives related to warrants                                --        (167,427)     (1,075,339)
       Loss on sale of marketable securities                                  --          15,028         158,158
       Gain on settlement                                                     --        (376,909)       (376,909)
       Loss on sale of equipment                                         105,712              --         105,712
   Changes in:
     Prepaid expenses                                                      6,189          64,035        (192,965)
     Accounts payable and accrued liabilities                            286,177         191,283         409,821
     Increase (decrease) in due to directors and officers                     --         264,000         264,000
-----------------------------------------------------------------------------------------------------------------
   Net cash used in operating activities                                (347,459)       (152,705)     (3,870,452)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                     (2,043)         (5,514)       (430,658)
   Purchase of patents and technology                                         --              --        (154,373)
   Proceeds from sale of equipment                                        58,525              --          58,525
   Proceeds from (investment in) marketable securities                        --          11,972        (152,840)
-----------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) investing activities                    56,482           6,458        (679,346)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Issue of common shares for cash                                        25,000         174,875       3,481,875
   Principal received from notes payable                                      --              --         500,000
   Advances from (payments to) directors and officers                    302,191         (31,293)        737,353
-----------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                             327,191         143,582       4,719,228
-----------------------------------------------------------------------------------------------------------------
CASH EFFECT OF CHANGE IN FOREIGN CURRENCY TRANSLATION                   (102,751)        (35,773)       (138,524)
NET INCREASE (DECREASE) IN CASH                                          (66,537)        (38,438)         30,906
CASH, BEGINNING OF YEAR                                                   97,443         135,881              --
-----------------------------------------------------------------------------------------------------------------
CASH, END OF YEAR                                                  $      30,906   $      97,443   $      30,906
=================================================================================================================
Non-Cash Activities
   Common shares issued for patents and technology                 $          --   $          --   $   1,970,000
   Common shares issued for note conversion                        $          --   $     494,715   $     494,715
   Common shares issued for satisfaction of
     due to directors and officers                                 $     125,000   $     300,000   $     425,000
=================================================================================================================

The accompanying notes are an integral part of these financial statements.

ALTERNATE ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

Nature of Operations - Alternate Energy Corp., formerly known as COI Solutions Inc., was incorporated in the State of Nevada on August 1, 1997. The Company commenced operations on June 1, 2003 and is considered to be a development stage company under SFAS No. 7.

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

BASIS OF PRESENTATION - These consolidated financial statements present the accounts of Alternate Energy Corp. and its wholly-owned subsidiary, 2040412 Ontario Inc. The consolidated entities will hereinafter be referred to as the Company. All significant intercompany accounts and transactions have been eliminated.

ACCOUNTING PRINCIPLES - The Company's accounting and reporting policies conform to generally accepted accounting principles and industry practice in the United States. The financial statements are prepared in United States dollars.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity period of three months or less to be cash equivalents. There are no cash equivalents at December 31, 2007 and 2006, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's estimate of the fair value of cash, marketable securities, other receivables, accounts payable and accrued liabilities, warrant liability, convertible note and due to directors and officers approximates the carrying value.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in the circumstances indicate that the historical cost-carrying value of its assets may no longer be appropriate. The Company intends to assess the recoverability of the carrying value of its assets by estimating the future net cash flows expected to result from these assets, including eventual disposition. If the future net cash flows are less than the carrying value of the assets, an impairment loss will be recorded equal to the difference between the assets' carrying value and fair value. Should operations not commence, it is likely that the Company's assets will be substantially impaired; however, the amount of that impairment cannot be determined at this time.

                                                                        Page F-6

ALTERNATE ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DEFERRED CONSULTING COSTS - Shares have been issued to service providers and consultants over the terms of their contracts which range from three months to three years. Shares have been issued at the fair market value price at date of contract signing and the expense is amortized monthly over the term of the contract.

MARKETABLE SECURITIES - Marketable securities are classified as current, are available for sale and are stated at fair market value. The net excess of fair market value over cost is included in Accumulated Other Comprehensive Income
(Loss) on the Balance Sheet.

PATENTS AND TECHNOLOGY - In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which was adopted in its entirety on May 22, 2003, the Company evaluates the carrying value of other intangible assets annually as of December 31 and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. When evaluating whether or not the asset is impaired, the Company compares the fair value of the reporting unit to which the asset is assigned to its carrying amount. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit to its carrying amount. The initial evaluation of the Company's patents and technology, completed as of October 1, 2003 in accordance with SFAS No. 142 resulted in no provision for impairment losses being recorded.

During 2006, the Company performed its periodic review of its intangible assets for impairment and identified there was no future economic benefit which resulted in an impairment for the remaining carrying value of $218,000. As of December 31, 2007 and 2006, respectively, the carrying value of patents, technology and intangible assets was $0.

INCOME TAXES - The Company accounts for its income taxes under the liability method specified by SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the effective tax rates which will be in effect when these differences reverse.

BASIC AND DILUTED NET LOSS PER SHARE - The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

For the years ended December 31, 2007 and 2006, all outstanding potentially dilutive securities were anti-dilutive and as a result basic and diluted net loss per share is the same.

PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost less accumulated depreciation. Depreciation of property and equipment is provided annually on a declining basis

                                                                        Page F-7

ALTERNATE ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

over the estimated useful life of the asset, ranging from 3 years to 7 years, except for current year additions on which 1/2 of the rates are applicable. The declining balance rates are as follows:

Automobile                 30% declining balance
Computer hardware          30% declining balance
Computer software          100% declining balance
Equipment                  20% declining balance
Telephone                  30% declining balance

COMPREHENSIVE INCOME - The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of shareholder's equity and in the balance sheet as a component of shareholder's equity.

USE OF ESTIMATES - The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates.

STOCK OPTION PLANS - The Company applies the fair value based method of accounting prescribed by SFAS No. 123(R), "Accounting for Stock-Based Compensation" in accounting for its stock options granted to both employees and non-employees. As such, compensation expense is recorded on the date of the grant, which vests immediately based on the fair market value of the stock and is expensed in the period in which the option was granted. The Company uses the Black Scholes option pricing model as prescribed by SFAS 123(R). Significant input estimates includes the risk fee rate of interest, expected dividend yield, expected life, and expected volatility. There were no new option or warrant grants during 2007, see note 8 for further discussion of 2006 grants, other option activity, and modifications to existing grants.

CONVERTIBLE NOTE, DERIVATIVE AND WARRANT LIABILITIES - In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, the holder's conversion right provision, interest rate adjustment provision, liquidated damages clause, cash premium option, and the redemption option (collectively, the debt features) contained in the terms governing our notes were not clearly and closely related to the characteristics of the Notes. Accordingly, the features qualified as embedded derivative instruments at issuance and, because they do not qualify for any scope exception within SFAS No. 133, they were required by SFAS No. 133 to be accounted for separately from the debt instrument and recorded as derivative financial instruments.

ALTERNATE ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2006, the Company recorded a gain of $167,000 reflected in the income statement as a component of other income (expenses), which relates to the extinguishment of the debt features and warrants, that caused the instruments to become classified as a derivative. The Company has determined that the derivative no longer exists as of December 31, 2007 and 2006, respectively.

RECLASSIFICATIONS - Certain balances and presentations previously repotted have been reclassified to current period presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. - The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

2.    GOING CONCERN
      -------------

      These financial statements have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced losses in the period of $1,749,253 and has a deficit accumulated in the development stage of $30,887,659 and has negative working capital of $1,206,450. The Company's ability to realize its assets and discharge its liabilities in the normal course of business is dependent upon continued support. The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations. However, there can be no assurance that the Company will obtain sufficient additional funds from these sources.

      These conditions cause substantial doubt about the Company's ability to continue as a going concern. No adjustments to these financial statements have been made as a result of these uncertainties.

3.    MARKETABLE SECURITIES
      ---------------------

      Marketable securities as of December 31, 2007 and 2006 consist of common stock and stock warrant. The common stock is fair valued using the closing stock price at the end of the reporting period. The stock warrant is fair value using the Black-Scholes option pricing model.

ALTERNATE ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                                          MARKETABLE
SECURITIES                                                OF SHARES
----------                                                ----------
      Balance at December 31, 2005                          90,000     $   11,250

      Sales in the year                                    (90,000)       (11,250)
      Gain on settlement related to retained investments   800,000        361,159
      Unrealized loss in the year                               --       (246,225)
                                                           -------     ----------

      Balance at December 31, 2006                         800,000        114,934
                                                           -------     ----------

      Sales in the year                                         --             --

      Unrealized loss in the year                               --        (63,657)
                                                           -------     ----------

      Balance at December 31, 2007                         800,000     $   55,542
                                                           =======     ==========

The proceeds from the sale of the marketable securities for the years ended December 31, 2007 and 2006 were $0 and $11,972, respectively.

4.    PROPERTY AND EQUIPMENT
      ----------------------

The chart below presents property and equipment information by category as of December 31, 2007 and a net presentation as of December 31, 2006.

                                             ACCUMULATED
                                    COST     AMORTIZATION     2007       2006
                                  --------   ------------   --------   --------
      Automobile                  $ 90,465   $     33,056   $ 57,409   $ 47,665
      Computer hardware &
        software                    45,003         29,418     15,585     16,295
      Equipment                         --             --         --    139,417
      Telephone                      6,450          4,474      1,976      3,589
      Office equipment               4,629          1,923      2,706      3,377
                                  --------   ------------   --------   --------

                                  $146,547   $     68,871   $ 77,676   $210,343
                                  ========   ============   ========   ========

5.    CONVERTIBLE NOTE, DERIVATIVE AND WARRANT LIABILITIES
      ----------------------------------------------------

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

      In March 2006, the entire convertible note principal balance totaling $500,000 was converted in 9,032,082 shares of the Company's common stock resulting in a realized gain of approximately $167,000 reflected in the income statement as a component of Other Income (Expenses), which relates to the elimination of warrant liabilities which are no longer subject to SFAS No. 133 since the convertible note has been fully satisfied.

6.    DUE TO DIRECTORS AND OFFICERS
      -----------------------------

      The amount due to the directors and officers is non-interest bearing, due on demand and has no fixed repayment terms As of December 31, 2007 and 2006, the Company's due to directors and officers totalled $576,353 and $399,162, respectively, were due to its Chief Executive Officer and Chairman of the Board of Directors, Blaine Froats. Using an estimated incremental borrowing rate of 8%, we have imputed interest of 49,341 for the year ended December 31, 2007 related to the amounts due.

      The amount due to Blaine Froats is secured by a General Security Agreement covering all assets of the Company up to the amounts due him.

      During 2007 2,500,000 options held by Mr. Froats were exercised without paying the cash exercise price of $.05 per share and the outstanding notes above were reduced by $125,000 which represents the exercise price of the options exercised.

7.    CAPITAL STOCK
      -------------

      AUTHORIZED
      250,000,000 Common shares with a par value of $0.001

      ISSUED                                                  2007       2006
                                                            --------   ---------
      148,134,019 and 133,948,877 common shares             $148,134   $133,949
                                                            ========   ========

8.    STOCK OPTIONS
      -------------

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

      On July 7, 2003, the Company granted 4,100,000 options for services using the Black-Scholes option pricing model and expensed the fair value of $1,107,000 in the year. These options expire July 7, 2006 and 100,000 were exercised in the year (2004 - 550,000; 2003 - 20,000).

      On October 15, 2004, the Company granted 5,050,000 options for services using the Black-Scholes option pricing model and expensed the fair value of $1,717,000 in the year.

      For the year ended December 31, 2004 there were 550,000 options exercised in the year and 200,135 options expired during the year.

      On September 29, 2005, the Company granted 200,000 options for services using the Black-Scholes option pricing model and expensed the fair value of $42,000 in the year.

      For the year ended December 31, 2005, there were 100,000 options exercised. On March 10, 2006, the Company cancelled 5,050,000 options and granted 6,150,000 options for services. Using the Black-Scholes option pricing model the Company expensed the fair value of $707,187 in the first quarter, which represented the value immediately before and after the transaction in accordance with SFAS 123(R).

      On June 28, 2006, the Company's board of directors approved the extension on 1,430,000 options which were to have expired in July 2006. The extension provided an additional term of three years with the same exercise price. Accordingly, the Company has accounted for the extension on these options as new grants and consequently fair valued such options using the Black Scholes option pricing model and recorded an expense totaling $156,466. The assumptions used under Black Scholes were as follow: volatility of 315%; term of three years; and discount rate of 5.25%

      On October 2, 2006, the Company re-valued 7,780,000 options to $0.05. The aggregate sum of the 7,780,000 options was composed of 7,580,000 options at an exercise price of $0.10 and 200,000 options at an exercise price of $0.20. These options were re valued to retain good faith in the Company's service personnel pertaining to the downward flux in stock price. The re pricing of the options using the Black Scholes option pricing model with a volatility of 329% and a discount rate of 5.25% was compared to the previous model in accordance with SFAS No. 123 and the difference in fair value of $800 was expensed.

ALTERNATE ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      On November 29, 2006, the Company granted 2,000,000 options for services using the Black Scholes option pricing model and expensed the fair value of $187,431 in the year.

      For the years ended December 31, 2007 and 2006, there were 3,000,000 and 4,000,000, respectively, options exercised in the year. There were no new options granted during the period ended December 31, 2007.

      During 2007 2,500,000 options held by Mr. Froats were exercised without paying the cash exercise price of $.05 per share and the outstanding notes above were reduced by $125,000 which represents the exercise price of the options exercised.

      The following table summarizes information regarding options outstanding at December 31, 2007.

        RANGE OF                                              REMAINING
        EXERCISE                 NUMBER                      CONTRACTUAL
         PRICES                OUTSTANDING                      LIFE
        --------               -----------                   -----------
         $0.05                   1,430,000                   1.52 years
         $0.05                     200,000                   0.75 years
         $0.05                   1,150,000                   1.19 years
         $0.05                   2,000,000                   1.92 years
                               -----------

                                 4,780,000
                               ===========

9.    WARRANTS
      --------

      During the year 2007, -0- (2006 - 1,112,000) warrants were issued by the Company, 0 warrants were exercised and 3,720,556 warrants had expired. The total warrants outstanding at December 31, 2007 were 5,463,560 (2006 - 9,184,116). The details are as follows:

          OUTSTANDING             STRIKE PRICE              EXPIRY DATE
         ------------             ------------             -------------
            2,163,670             $      .40               March 3, 2008
              587,890                    .28               March 3, 2008
              600,000                   1.00               March 3, 2008
            1,000,000                    .30               June 22, 2010
            1,112,000                    .17               June 22, 2013
         ------------
            5,463,560
         ============

ALTERNATE ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10.   INCOME TAXES
      ------------

      The following is a reconciliation of income tax expense using the statutory federal income tax rates for the years ended December 31:

                                                          2007          2006
                                                       ----------    ----------
      Net loss for the period                          $1,749,253    $2,617,290
      Effective income tax rate                                30%           30%
                                                       ----------    ----------

      Income tax recovery at effective rate              (524,776)     (801,387)
      Change in valuation allowance                       524,776       801,387
                                                       ----------    ----------

      Income tax expense                               $       --    $       --
                                                       ==========    ==========

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

11.   PRIOR YEAR AMOUNTS INCLUDED IN THE DEVELOPMENT STAGE COMPANY
      ------------------------------------------------------------

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

12.   RELATED PARTY TRANSACTIONS
      --------------------------

      As of December 31, 2007, the Company was indebted $701,353 (2006 - $399,162) to a director, Blaine Froats, pursuant to a non-interest bearing demand note. The agreement was put in writing and executed on January 1, 2005 and amended on January 1, 2006 and January 2, 2007 to reflect the outstanding amount owed. The loan total does not represent a one-time lump sum but rather a series of transactions between 2003 and the present.

ALTERNATE ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      The Company is indebted to Marilyn Froats, spouse of Blaine Froats, $169,392 (2006 - $99,802) in consulting fees for the period of July 2005 to December 31, 2007.

      The Company has recorded imputed interest of $49,341 for the year ended December 31, 2007 related to these transactions.

      During 2007 2,500,000 options held by Mr. Froats were exercised without paying the cash exercise price of $.05 per share and the outstanding notes above were reduced by $125,000 which represents the exercise price of the options exercised.

      During 2007, an amount totalling $133,166 was paid as consulting expenses to family members who are non directors of the Company. (2006 $192,292)

13.   COMMITMENTS AND CONTINGENT LIABILITY
      ------------------------------------

      COMMITMENTS

      The Company has entered into an operating lease for its premises which expires April 2007, renewing on an annual basis and will be renewed for the subsequent period. Total remaining lease payments at December 31, 2007 are $4,362 and are estimated to be $16,500 for the following annual period assuming renewal under similar terms.

      CONTINGENT LIABILITY

      On October 22, 2004, the Company filed a lawsuit against Russell Rothman in the Ontario Superior Court of Justice, Case No. 04-CV-277760CM2. The Company are seeking the rescission of our agreements with Rothman and restitution of payments the Company made to him, including shares of common stock the Company issued to him. The Company had entered into an agreement with Rothman for the purchase of certain technology related to the production of hydrogen gas, for which he represented, he owned all right and title. On December 29, 2004 Rothman filed a countersuit against the Company in the Ontario Supreme Court of Justice for breach of contract in the amount of $2 billion and is asking for punitive damages in the amount of $10 million. On December 9, 2005, the Ontario Supreme Court of Justice ordered that Mr. Rothman's pleadings be struck, that he issue new pleadings by January 9, 2006 and that he appear in court on February 9, 2006.

      On January 9, 2006, Rothman substantially amended his claim, and is now seeking $12 million for breach of contract and punitive damages in the amount of $250,000. In 2007 Mr. Rothman asked the courts to require us to post a $50,000 bond as "SECURITY COSTS" because we are an American company operating in Canada. Such a bond is designed to protect the Defendant in a case from having to pay legal fees if they prevail in the case. We were unable to afford to post the required bond and as a result both cases were dismissed.

ALTERNATE ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

      The Company may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on the Company's operations or finances. Other than the litigation described above, the Company is not aware of any pending or threatened litigation against the Company or the Company's officers and directors in their capacity as such that could have a material impact on the Company's operations or finances.

14.   GAIN ON SETTLEMENT
      ------------------

      During the year ended December 31, 2006, the Company received a re-negotiated contract with a company to which it had an investment in marketable securities as described in Note 3. As part of the re-negotiated contract, among other things, it removed an anti-dilution clause. As a result, the Company received $85,000, 800,000 shares of marketable securities, and warrants for 1,500,000 shares of marketable securities with a total aggregate value of $461,909.

15.   SUBSEQUENT EVENTS
      -----------------

      During January 2008 through March 2008, the Company issued 6,820,000 shares of common stock to various consultants/employees for services provided and 1,000,000 shares of common stock issued related to an exercise of an option by a director which the exercise price of $0.05 was paid through the reduction of loan due to him by the Company.

ALTERNATE ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Incorporated by reference from the information under the captions "Changes in Registrant's Certifying Accountant" and "Letter from Danziger Hochman Partners LLP" in the Registrant's Current Report Form 8-K dated February 11, 2008.

ITEM  8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of

Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

      1. As of December 31, 2007, we did not maintain effective controls over the control environment. Specifically, we have not formally adopted a written code of business conduct and ethics that governs to the Company's employees, officers and directors. Additionally, we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

      2. As of December 31, 2007, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

      3. As of December 31, 2007, we did not maintain effective controls over equity transactions. Specifically, controls were not designed and in place to ensure that equity transactions were properly reflected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on the criteria established in "Internal
Control-Integrated Framework" issued by the COSO.

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

                                    PART III

As of March 21, 2007, the directors and executive officers, their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

      Name                         Position                        Age
      -----                        --------                        ---
Blaine Froats    Chief Executive Officer and                       69
                 Chairman of the Board of Directors

Sean Froats      Director, Vice President of Operations            36

Jack Wasserman   Director and Treasurer                            58

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

SEAN FROATS has been a director, Secretary and the Vice President of Operations of our Company since May 2003. Since 1997, Mr. Froats has been a director and the Vice President of Operations of Environmental Products Group where he is responsible for all computer related operations, film presentations, technical drawings, and the design of Environmental Products Group's logo, stationary, reports, graphics, and website. He invented Environmental Products Group's plastic shelter and co-invented its home molding plastic. Mr. Sean Froats is the son of Mr. Blaine Froats, our Chairman of the board and our Chief Executive Officer.

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

As of December 31, 2007, we did not have a director on our board that met the definition of "audit committee financial expert" as set forth in Item 407(d)(5) of Regulation S-B. We are currently searching for a director that meets such requirements. We employ an outside firm to advise and consult management and the board on all matters relating to our financial statements.

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

CODE OF ETHICS

On March 12, 2004, the Board of Directors adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to this Form 10-KSB and is posted on our website (www.cleanwatts.com). We will provide a copy of our Code of Ethics to any shareholder without charge upon a written request.

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

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2007 and December 31, 2006, to (1) our Chief Executive Officer, (2) our Vice President of Operations, (3) our Treasurer.

                        SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------
                                                                  DOLLAR VALUE
                                                                    OF TOTAL
                                YEAR                   OPTION     COMPENSATION
                               ENDED        BASE       AWARDS       FOR THE
     NAME AND PRINCIPAL       DECEMBER     SALARY       (1)      COVERED FISCAL
          POSITION               31,         $           $          YEAR $
             (a)                 (b)        (c)         (f)          (j)
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Blaine Froats Principal         2007     384,000(2)        0          384,000
Executive Officer
                              -------------------------------------------------
                                2006     264,000     189,500(3)       453,500
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Sean Froats                     2007     120,000           0          120,000
                              -------------------------------------------------
                                2006           0     189,500(3)       189,500
Vice President of Operations
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Jack Wasserman Treasurer        2007           0           0                0
-------------------------------------------------------------------------------
                                2006           0       7,580(3)         7,580
-------------------------------------------------------------------------------

      (1)   See note 8 of Notes to Consolidated Financial Statements.

      (2) The amount shown for Mr. Froats been not been paid. Payment is dependent on the improvement of cash flows of the company.

      (3) The amounts shown are the number of options awarded for the period. There were no options awarded or granted in 2007. On October 2, 2006, the company re-valued 7,780,000 options to $0.05. The aggregate sum of the 7,780,000 options was composed of 7,580,000 options at an exercise price of $0.10 and 200,000 options at an exercise price of $0.20. These options were re valued to retain good faith in the Company's service personnel pertaining to the downward flux in stock price. The re pricing of the options using the Black Scholes option pricing model with a volatility of 329% and a discount rate of 5.25% was compared to the previous model and the difference in fair value of $800 was expensed. The aggregate sum of options held by directors at the time of revaluation consisted of 3,000,000 options held by Blaine Froats, 2,500,000 options held by Sean Froats and 200,000 options held by Jack Wasserman.

NARATIVE TO SUMMARY COMPENSATION TABLE

EMPLOYMENT AGREEMENTS OF EACH NAMED EXECUTIVE OFFICER

None of our named executive officers have a current employment agreement, however all have orally stated that they agree to continue to the best of their abilities their duties as set forth as executive officers for the next fiscal year. There are outstanding fees owed to Blaine Froats, our Chairman and Chief Executive Officer totaling $509,494 for the fiscal year ending December 31, 2007. These fees are part of a non-interest bearing demand note including his 2006 and 2007 salary which have remained unpaid. Any payments to the note are dependent on the improvement of our cash flows. The agreement was put in writing and executed on January 1, 2005 and amended on January 1, 2006 and January 2, 2007 to reflect the outstanding amount owed of $399,162. There are no other outstanding fees or expenses due directors or officers effective December 31, 2007.

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

On July 7, 2003, we granted 4,100,000 options for services using the Black Scholes option pricing model and expensed the fair value of $1,107,000 in the year. Of these options 3,100,000 were granted to directors of the Company. The aggregate amount comprises of 2,000,000 options issued to Blaine Froats, 1,000,000 options issued to Sean Froats and 100,000 options issued to Jack Wasserman. These options expire July 7, 2009. There were no options exercised by officers of the Company in the year 2003.

On October 15, 2004, we granted 5,050,000 options for services using the Black Scholes option pricing model and expensed the fair value of $1,717,000 in the year. The aggregate sum comprises of 2,000,000 options issued to Blaine Froats, 2,000,000 options issued to Sean Froats and 100,000 options issued to Jack Wasserman.

For the year ended December 31, 2004 there were 500,000 options exercised by directors of the Company, this total consisted of 250,000 options exercised by Blaine Froats and 250,000 options exercised by Sean Froats

On March 10, 2006, we cancelled 5,050,000 options and granted 6,150,000 options for services using the Black Scholes option pricing model and expensed the fair value of $707,187 in the first quarter. Included in the 5,050,000 options cancelled were 4,100,000 options that were issued to directors in 2004 Included in the 6,150,000 options granted 5,100,000 options were issued to directors of the Company for services.

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

For the year ended December 31, 2006, there were 3,250,000 options exercised by Blaine Froats and 750,000 options exercised by Sean Froats in the year.

For the year ended December 31, 2007, there were 2,500,000 options exercised by Sean Froats in the year.

The following table summarizes information regarding the options held by directors that were outstanding at December 31, 2007:

                 RANGE OF                      REMAINING
                 EXERCISE       NUMBER        CONTRACTUAL
                  PRICES      OUTSTANDING         LIFE
                 --------     -----------     -----------
                   $0.05          500,000     1.58 years
                   $0.05          100,000     1.58 years
                   $0.05          500,000     1.25 years
                   $0.05        2,500,000     1.25 years
                              -----------
                   $0.05          100,000     1.25 years
                              -----------
                                3,700,000
                              ===========

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

We use the Black Scholes option model as prescribed by SFAS 123. We did not grant or award any options during 2007. The following table illustrates the assumptions used for the model in the years from 2006 to 2005 when we did grant options.

There has been no waivers or modifications to any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts reported in column (g) of the Summary Comp. Chart.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of options whether or not in tandem with stock appreciation rights ("SARs") and freestanding SARs outstanding on December 31, 2007, the last day of our fiscal year, to each of the named executive officers named in the Summary Compensation Table.

               OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

                                         Option awards
             ----------------------------------------------------------------------
                                              Equity
                                            incentive
                                               plan
              Number of                      awards:
              securities     Number of      Number of
              underlying    securities      securities
             unexercised    underlying      underlying
               options      unexercised    unexercised    Option
                 (#)          options        unearned    exercise
             Exercisable        (#)          options       price         Option
   Name          (1)       unexercisable       (#)          ($)     expiration date
    (a)          (b)            (c)            (d)          (e)           (f)
-----------------------------------------------------------------------------------
Blaine       500,000            --              --        $0.05     10/03/09
Froats
-----------------------------------------------------------------------------------
             500,000            --              --        $0.05     7/7/09
-----------------------------------------------------------------------------------
Sean         2,500,000          --              --        $0.05     10/03/09
Froats
-----------------------------------------------------------------------------------
Jack         100,000            --              --        $0.05     10/03/09
Wasserman
-----------------------------------------------------------------------------------
             100,000            --              --        $0.05     7/7/09
-----------------------------------------------------------------------------------

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

NONQUALIFIED DEFERRED COMPENSATION

We do not have any nonqualified defined contribution plans or other deferred compensation plans

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

We do not as of December 31, 2007 have any material terms, contracts, agreements, plans or arrangements, written or unwritten, that provides for payment(s) to a NEO at, following, or in connection with the resignation, retirement or termination of a NEO, or a change in control of the company or a change in the NEO's responsibilities following a change in control, with respect to each NEO.

DIRECTOR COMPENSATION

The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors pursuant to certain agreements we have with them in 2007.

                           DIRECTOR COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------
                        Fees                          Non-equity    Non-qualified
                       Earned                          deferred       deferred
                      or paid in   Stock    Option   compensation   compensation     All other
                         cash     awards    awards     earnings       earnings      compensation    Total
                         ($)        ($)       ($)        ($)             ($)            ($)          ($)
          Name                                (4)
          (a)            (b)        (c)       (d)        (e)             (f)            (g)          (h)
----------------------------------------------------------------------------------------------------------
Blaine Froats (1)    384,000 (5)             0 (6)                                                 384,000
----------------------------------------------------------------------------------------------------------
Sean Froats (2)      120,000                 0 (6)                                                 120,000
----------------------------------------------------------------------------------------------------------
Jack Wasserman (3)         0                 0 (6)                                                       0
----------------------------------------------------------------------------------------------------------

      (1) Mr. Froats currently has an aggregate of 1,000,000 option awards outstanding at December 31, 2007.

      (2) Mr. Froats currently has an aggregate of 50,000 option awards outstanding at December 31, 2007.

      (3) Mr. Wasserman currently has an aggregate of 100,000 option awards outstanding at December 31, 2007.

      (4)   See note 8 of Notes to Consolidated Financial Statements.

      (5) The amount shown for Mr. Froats been not been paid. Payment is dependent on the improvement of cash flows of the company.

      (6) The amounts shown are the number of options awarded for the period. On October 2, 2006, the company re-valued 7,780,000 options to $0.05. The aggregate sum of the 7,780,000 options was composed of 7,580,000 options at an exercise price of $0.10 and 200,000 options at an exercise price of $0.20. These options were re valued to retain good faith in the Company's service personnel pertaining to the downward flux in stock price. The re pricing of the options using the Black Scholes option pricing model with a volatility of 329% and a discount rate of 5.25% was compared to the previous model and the difference in fair value of $800 was expensed. The aggregate sum of options held by directors at the time of revaluation consisted of 3,000,000 options held by Blaine Froats, 2,500,000 options held by Sean Froats and 200,000 options held by Jack Wasserman.

NARRATIVE TO DIRECTOR COMPENSATION TABLE

There are no set compensation arrangements other than compensation to newly appointed directors. During the fiscal year ending December 31, 2007 one director Blaine Froats was owed $384,000 for services. Payment towards the debt is dependent on the cash flows of the Company.

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

-----------------------------------------------------------------------------------------
                                                        Amount and nature
Name of beneficial                                      of beneficial
owner                    Address of beneficial owner    ownership          % of class (1)
-----------------------------------------------------------------------------------------
Blaine Froats (2)        3325 North Service Rd, Suite
                         105, Burlington, On, L7N 3G2    29,311,561 (3)        22.64%
-----------------------------------------------------------------------------------------
Sean Froats (2)          3325 North Service Rd, Suite
                         105, Burlington, On, L7N 3G2     7,500,000 (4)         5.79%
-----------------------------------------------------------------------------------------
Marilyn Froats (2)       3325 North Service Rd, Suite
                         105, Burlington, On, L7N 3G2    29,311,561 (5)        22.64%
-----------------------------------------------------------------------------------------
Jason Froats (2)         3325 North Service Rd, Suite
                         105, Burlington, On, L7N 3G2     6,478,360 (6)            5%
-----------------------------------------------------------------------------------------
Jack Wasserman           3325 North Service Rd, Suite
                         105, Burlington, On, L7N 3G2       200,000 (7)             *
-----------------------------------------------------------------------------------------
All Executive Officers
and Directors as a
group (3 persons)                                        37,011,561 (8)        27.75%
-----------------------------------------------------------------------------------------

* Less than 1% of outstanding shares of Common Stock.

(1) Applicable percentage of ownership is based on 129,462,305 shares of common stock outstanding as of December 31, 2006, for each stockholder.

(2) Blaine Froats is the father of Sean Froats and Jason Froats and is married to Marilyn Froats. Marilyn Froats is Sean Froats and Jason Froats' mother.

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

(6) Jason Froats son of Blaine Froats owns 5,228,360 common shares and immediately exercisable options to purchase 1,250,000 shares our common stock at $0.05 per share.

(7) Jack Wasserman owns immediately exercisable options to purchase 200,000 shares our common stock at $0.05 per share.

(8) Includes 3,900,000 in aggregate immediately exercisable options among Blaine Froats, Sean Froats and Jack Wasserman.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2007, the Company was indebted in the amount of $701,353 (2006 - $399,162) to a director, Blaine Froats, pursuant to a non-interest bearing demand note. The agreement was put in writing and executed on January 1, 2005 and amended on January 1, 2006 and January 2, 2007 to reflect the outstanding amount owed. The amount does not represent a one-time lump sum but rather a series of transactions between January 2003 and December 2007.

The Company is indebted to Marilyn Froats, spouse of Blaine Froats, in the amount of $169,392 (2006 - $99,802) resulting from consulting fees for the period from July 2005 to December 31, 2007.

During 2007, an amount totaling $133,166 was paid as consulting expenses to family members who are not directors of the Company (2006 - $192,292).

DIRECTOR INDEPENDENCE

During the year ended December 31, 2007, Blaine Froats, Sean Froats and Jack Wasserman served as our directors. We are currently traded on the Over-the-Counter Bulletin Board or OTCBB. The OTCBB does not require that a majority of the board be independent.

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

31.1          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002.

31.2          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

We paid audit and audit related fees of $14,000 and $63,880 in the fiscal years ended December 31, 2007 and 2006 which included the quarterly statement reviews and year end audit.

TAX FEES. We have not paid any fees for tax services to our auditors.

ALL OTHER FEES. We have not paid any fees for any other services to our auditors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      ALTERNATE ENERGY CORP.

Date: May 16, 2008                                    By: /s/ BLAINE FROATS
                                                          -----------------

                                                      Blaine Froats

                                                      Chief Executive Officer

In accordance with the Exchange Act, this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ BLAINE FROATS
-----------------
                                                      Date: May 16, 2008
Blaine Froats

Director

/s/ SEAN FROATS
----------------
                                                       Date: May 16, 2008
Sean Froats
Director

/s/ JACK WASSERMAN
-------------------
                                                      Date: May 16, 2008
Jack Wasserman

Director