Form 10KSB/A
period 2007-12-31
ALTERNATE ENERGY CORP
filed 2008-09-25
CIK 1075773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

Amendment No. 1

to

FORM 10-KSB

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2007
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

ALTERNATE ENERGY CORP.

(Exact name of registrant as specified in its charter)

———————

NEVADA	000-28015	86-0884116
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

105-3325 North Service Rd

Burlington, Ontario, Canada L7N 3G2

 (Address of Principal Executive Office) (Zip Code)

(905) 332-3110

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

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

such filing requirements for the past 90 days.	✓	Yes		No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
		Yes	✓	No

State issuer's revenues for its most recent fiscal year: $0.

Based on the closing sale price on July 17, 2008, the aggregate market value of the voting common stock held by non-affiliates is $3,390,667

State the number of shares outstanding of each of the registrant’s classes of common stock as of August 31th, 2008: 328,914,948

Transitional Small Business Disclosure Format	Yes	✓	No

DOCUMENTS INCORPORATED BY REFERENCE

none

ALTERNATE ENERGY CORP

FORM 10-KSB

For the Year Ended December 31, 2007

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

We were previously in negotiations with Brasil Óleo de Mamona Ltda, known as BOM, a world leader in castor oil production, to build a pilot plant supplying their company with hydrogen to fuel their hydrogenation process. However BOM Brazil is moving away from the production of hydrogenated oils and is no longer prepared to proceed without planned project. As a result we have terminated negotiations with BOM Brazil. We are currently evaluating our options regarding the finance and construction of a pilot plant to prove out our method of hydrogen production. However no assurances can be given that we will be able to obtain the necessary funding in order to build the pilot plant needed in order to prove out our production method. Our fund raising efforts have not been successful recently and we have no reasonable expectations of future funding.

As announced in our Risk Factors, we have hired a Chief Restructuring Officer and our future plans are uncertain. These plans may include a change in control, and or new business strategy.

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

•

Everything is consumed in the process – the little manufactured waste that is produced can be recycled back into the system.

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

•

continued reliance on fossil fuels,

•

greenhouse emissions, and

•

cost.

Reliance on Fossil Fuels

All current commercial methods of producing hydrogen rely on the consumption of fossil fuels – a non-renewable resource. Steam reformation is dependent on a source of natural gas, methane, while electrolysis requires a significant amount of electricity to split the strong water molecule. Over 70% of electricity comes from a number of fossil fuel powered, non-renewable sources such as coal-fired steam plants (50.8%), natural gas (16.7%), or petroleum (3.1%) (sources: Energy Information Administration, Form EIA-906, Power Plant Report and EIA 920, “Combined Heat and Power Plant Report.”, U.S. Electric Power Industry Net Generation, 2003 figures). Therefore, traditional commercial methods of hydrogen production are dependent on non-renewable and declining resources.

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

We believe our long term growth prospects are positively affected by several market and industry trends including:

•

continued uncertainty about the price and long term availability of fossil fuels (with crude oil recently priced over and is still near $145.00 U.S./barrel versus under $30.00 U.S./barrel in October 2003),

•

growth in specific food industry market segments such as nutraceuticals which are in the early stages of a long growth phase, where by-product demand is expected to stay strong,

•

growing commercial and consumer demand for a reliable alternative to the public electric power grid continued concerns about the impact of fossil fuels and greenhouse gases on the global environment,

•

serious concerns with the increasing reliance on imported fossil fuels for Western nations, and

•

the need for more distributed energy and cogeneration energy projects.

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

However due to our continued limited funding and lack of revenue in April of 2008 we hired a Chief Restructuring Officer to consider different options for our business. Some of these options include a potential change in control and different business strategy.

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

We have fueled a variety of generators ranging from 1 to 3.5 Kw/h. Though these units have been exclusively used for research, development and demonstration purposes, they provide a practical example of a complete hydrogen-power solution, with a relatively low capital and operational cost when compared to a fuel cell. We have performed a number of demonstrations to several large manufacturers of Internal Combustion Engine generators throughout the country.

We are in the process of adapting our technology to allow hydrogen to be used as a fuel additive in diesel engines. Our initial test results show that this will increase the fuel efficiency of the diesel engines by ten to thirty percent and result in a slight increase in the horsepower output of the engines. The addition of hydrogen as a fuel additive also results in lower emissions from diesel engines.

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

We believe this patent, if granted and if we stay in this line of business, could prove invaluable to us and our shareholders because it could protect various methods of modifying existing production processes to simultaneously produce hydrogen, especially if this becomes the solution of choice for the future global production of hydrogen.

We own all of our technology without any royalty obligations and do not rely on any licensing agreements for our operations. We anticipate that we may enter into licensing agreements with distribution partners in the future as part of the distribution of our products if we reach a stage in our product development where they become commercially viable.

Research and Development

For the fiscal year ended December 31, 2007, we spent $352,447 for research and development. For the same period in 2006 we spent $203,025.

Our research and development team has grown over the past year due primarily to recent advances made, and focus on its by-products. We hired technical staff on the basis of demonstrating exceptional strength in chemistry and chemical engineering, academically and professionally, while also possessing a strong desire to work in the alternative energy field.

Sales and Marketing

Our initial market approach was to secure revenues exclusively through the sale of bulk hydrogen to new and established markets as well as the sale of Hydrogen Production Units to alternative energy early adopters. By virtue of our by-product discovery, our market strategy has been significantly enhanced.

Our recent plan was to accelerate the commercialization of our by-products by developing effective relationships with businesses that would benefit from low-cost, on-site hydrogen for their manufacturing processes. We believe by-product sales could be generated through agreements made with companies that possess well-established sales channels in the food ingredients industry as well as commodity traders that operate globally.

We have also been increasingly investigating the possibility of large-scale production, primarily in conjunction with industries that could substantially benefit from an on-site hydrogen production facility - buyers of bulk hydrogen and/or direct users of the chemical by-products.

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

Savings to the customer past the point of return on investment are designed to be significantly attractive, where their hydrogen costs have been reduced to a fraction of their original amount. This deeply discounted price for hydrogen can be extended to the customer based on subsidization through sale of by-products sold. As we are currently a small company relative to the leaders in the bulk hydrogen industry, we must rely on the sale of our by-products to subsidize the entire hydrogen production process, allowing us to remain competitive in the global hydrogen market. Additionally, ‘green credits’, which are earned by avoiding the production of CO2 emissions, can be exchanged for dollars. The addition of these green credits may solidify the economic benefits to us and our customers.

Subsequent to December 31, 2007 we hired a Chief Restructuring Officer to consider our future plans since we have not been successful in bringing these products to market. Our future plans may include a change in control and or different business venture.

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

Almost one half of the hydrogen market is owned by the largest industrial and specialty gas company in the world – Air Products, which claims an approximate 50% share of global Hydrogen gas sales and continues to spend billions on the development of its hydrogen infrastructure. The remainder of the market is shared by other large corporations such as Air Liquide, Praxair, BOC, AGA, and other smaller companies.

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

Employees

We currently have 3 full-time employees. We have also outsourced certain functions to 8 consultants who do not work exclusively for us. The consultants were hired for business development, sales and marketing, technical, product development, acquisitions, merger negotiations, investor relations, research and development and communication management. We anticipate that we will need to hire other consultants during the next twelve months as our operations progress and we also consider different business ventures and a change in control of the company.

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

Risks Related to Our Business

WE HAVE A HISTORY OF OPERATING LOSSES AND CANNOT GUARANTEE WE WILL GENERATE REVENUE IN THE FUTURE WHICH COULD CAUSE US TO CEASE OPERATIONS.

We are a development stage company and since our inception we have incurred losses. For the year ending December 31, 2007, our net loss was $1,847,147 and for the year ended December 31, 2006 our net loss was $3,254,518. Our accumulated deficit was $31,568,781 at December 31, 2007. Future losses will occur until we reach revenue-producing status. We may not be successful in generating revenue.

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

IF WE ARE UNABLE TO RAISE ADDITIONAL CAPITAL WE WILL NEED TO RESTRUCTURE OUR BUSINESS OPERATIONS.

We currently are in need of additional capital in order to sustain our operations. If we are unable to obtain the necessary capital to sustain our operations we may need to restructure the company. Any restructuring of the company would most likely have an adverse effect on your holdings. This could result in a dilution of your ownership interest in the company or possibly a reverse split of the company’s shares.

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

Risks Associated with an Investment in Our Securities

WE HAVE NOT BEEN SUCCESSFUL IN GENERATING REVENUE AND MAY CONSIDER OTHER VENTURES OR REORGANIZATIONS.

After year end we hired a Chief Restructuring Officer to negotiate revised payment terms with our creditors, to consider and help us evaluate different funding options, and to evaluate companies interested in potential mergers, acquisitions, or business combinations with the company. If one of the funding options or potential merger, acquisition, or business combinations takes place then our shareholders may be significantly diluted.

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

Therefore, when investors place market orders – an order to buy or sell a specific number of shares at the current market price – it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

AFTER DECEMBER 31, 2007 OUR STOCK WAS DELISTED FROM THE OVER THE COUNTER BULLETIN BOARD MARKET (OTC BB).

As a result of our not filing our annual report with the SEC in the time granted, the OTC BB delisted our shares and as a result our shares are now traded on the Pink Sheets portion of the Over the Counter market. Due to a lack of reporting requirements, the Pink Sheets have severe regulations that restrict the trading in shares of companies listed on the Pink Sheets. These restrictions generally reduce the level of liquidity in the shares of companies listed on the Pink Sheets. We are attempting to regain our listing on the OTC BB, but cannot assure that our efforts will succeed.

Item 2.

Description of Property

Our administrative offices are located at 3325 North Service Road, unit 105, Burlington, Ontario, Canada L7N 3G2 where we occupy 3,000 square feet of office space. We pay rent at a rate of $2,130 USD per month ($2,160 CAD per month). Our lease expired in April of 2007, we are currently on a month to month rental with the initial terms expiring in October of 2008.

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

On January 9, 2006, Mr. Rothman substantially amended his claim, and is now seeking $12 million for breach of contract and punitive damages in the amount of $250,000. In 2007 Mr. Rothman asked the courts to require us to post a $50,000 bond as “Security Costs” because we are an American company operating in Canada. Such a bond is designed to protect the Defendant in a case from having to pay legal fees if they prevail in the case.

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

PART II

Item 5.

 Market for Common Equity and Related Stockholder Matters

Market Information

Our shares currently trade on the electronic Over-the-Counter Pink Sheets under the symbol "ARGY." Prior to May 19, 2008 our shares were traded on the Over the Counter Bulletin Board, they were then subsequently removed from trading the OTC BB for failure to file this report in a timely manner, and as a result are now traded on the Over the Counter Pink Sheets. Listed below are the highest and lowest bid prices for our common stock for each calendar quarter for 2006 and 2007 as reported on the OTCBB, and represents inter-dealer quotations, without retail markup, markdown, or commission and may not be reflective of actual transactions.

Fiscal Quarter	High	Low
2006 First Quarter	$0.34	$0.082
2006 Second Quarter	$0.22	$0.10
2006 Third Quarter	$0.125	$0.05
2006 Fourth Quarter	$0.125	$0.051

2007 First Quarter	$0.080	$0.053
2007 Second Quarter	$0.075	$0.050
2007 Third Quarter	$0.081	$0.030
2007 Fourth Quarter	$0.060	$0.030

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

On July 7, 2003, the Company granted 4,100,000 options for services using the Black Scholes option pricing model and expensed the fair value of $1,260,708 in the year. During 2006, 2,000,000 of these options were exercised (2005 – 100,000, 2004 – 550,000, 2003 – 20,000) and 1,430,000 of these options expired.

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

On October 2, 2006 the Company re-valued 7,780,000 options to $0.05. The aggregate sum of the 7,780,000 options comprises 7,580,000 options at an exercise price of $0.10 and 200,000 options at an exercise price of $0.20. These options were re-valued to retain good faith in the Company’s service personnel pertaining to the downward flux in stock price. The re-pricing of the options using the Black-Scholes option pricing model with a volatility of 329% and a discount rate of 5.25% was compared to the previous model and the difference in fair value of $88,000 was charged to operating expense.

On November 29, 2006, the Company granted 2,000,000 options (fully vested) for services using the Black Scholes option pricing model and expensed the fair value of approximately $154,000 in the year. These options were valued under the Black Scholes option pricing model using the following assumptions: stock price at date of grant of $0.095; exercise price of $0.05; term of 2 years; volatility of 167%; and a discount rate of 5.25%.

In April 2007, the Company granted 700,000 options (fully vested) for services using the Black Scholes option pricing model and expensed the fair value of $41,642 in the year. These options were valued under the Black Scholes option pricing model using the following assumptions: stock price at date of grant of $0.06; exercise price of $0.05; term of 3 years; volatility of 163%; and a discount rate of 5.00%.

On September 13, 2007, the Company re-valued 6,302,500 options to $0.03. The aggregate sum of the 6,302,500 options was at an exercise price of $0.05. These options were re valued to retain good faith in the Company’s service personnel pertaining to the downward flux in stock price. The re pricing of the options using the Black Scholes option pricing model with a volatility of 163% and a discount rate of 5.00% was compared to the previous model and the difference in fair value of $27,915 was expensed.

During January 2008 through March 2008, the Company issued 7,820,000 shares of common stock to various consultants/employees for services provided of which 2,000,000 shares of common stock were issued related to an exercise of an option by a director which the exercise price of $0.05 was paid through the reduction of loan due to him by the Company.

On April 16, 2008, the Company hired a Chief Restructuring Officer for the purposes of negotiating revised payment terms with our creditors, to consider and help us evaluate different funding options, and to evaluate companies interested in potential mergers, acquisitions, or business combinations with the company. As part of the compensation, the Company issued 48,846,216 shares of its common stock to a consulting firm owned by the Chief Restructuring Officer. We are considering other business ventures and options at this time as there can be no assurance that our current business plan will ever achieve revenue and ultimately profitability.

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

Going Concern

These financial statements have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced losses in the period of $1,847,147 and has a deficit accumulated in the development stage of $31,568,781 and has negative working capital of $1,244,321. The Company’s ability to realize its assets and discharge its liabilities in the normal course of business is dependent upon continued support. The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations. However, there can be no assurance that the Company will obtain sufficient additional funds from these sources.

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

Subsequent Development

On July 9, 2008, with the assistance of our Chief Restructuring Officer, we signed a letter of intent for a possible merger with a Texas-based oil company that is contingent on the Company bringing its financial filings fully current with the SEC and successfully regaining its listing on the OTCBB on a timely basis. Assuming the foregoing is accomplished, the terms and conditions of the possible merger would be subject to a Definitive Agreement. Subject to the terms and conditions of a Definitive Agreement and the Company obtaining a sufficient fairness opinion, the current operations of the Company would be divested to the current officers and directors in return for the cancellation of the outstanding liabilities owed to those officers and directors. If finalized this transaction would result in a change in control of the Company. This possible transaction, if finalized, would dilute the current shareholders of the Company.

Results of Operations

Revenues

For the fiscal years ended December 31, 2007 and December 31, 2006, we had no revenues.

We were previously in negotiations with Brasil Óleo de Mamona Ltda, known as BOM, a world leader in castor oil production, to build a pilot plant supplying their company with hydrogen to fuel their hydrogenation process. However BOM Brazil is moving away from the production of hydrogenated oils and is no longer prepared to proceed without planned project. As a result we have terminated negotiations with BOM Brazil. We are currently evaluating our options regarding the finance and construction of a pilot plant to prove out our method of hydrogen production. However no assurances can be given that we will be able to obtain the necessary production in order to build the pilot plant.

With this business strategy we expect that the realization of revenue generation opportunities will arise sooner than our previous models as we continue development of the hydrogen production system technology.

Expenses

We had total expenses of $1,847,147 and $3,254,518 in the fiscal years ended December 31, 2007 and December 31, 2006 respectively. Our expenses for the fiscal year ended December 31, 2007 consisted of $171,596 in administrative expenses, $947,468 in consulting fees, $230,780 in professional fees, $352,447 for research and development, $49,319 in financing expense, $41,468 in depreciation, $11,166 as other income, and $65,235 for loss on sale of equipment. Our expenses had decreased in fiscal year ended December 31, 2007 compared to fiscal year ended December 31, 2006. The decrease is attributed to a reduction in the Administrative expense of $171,596 compared to $484,768 in the 2006 period with the comparable difference being $313,172. The reduction in Administrative Expenses is related to our overall decrease in administrative activity to create efficiency and achieve our set goals. The reduction in expenses was spread out over a multitude of areas with travel, entertainment and general administrative operations contributing to the larger portion of the decrease. We also experienced a reduction in the Consulting fees to $947,468 compared to $2,057,128 in the 2006 period with the comparable difference being $1,109,660 and a reduction in professional fees of $230,780 compared to$357,797 in the 2006 period with a comparable difference being $127,017. The decrease is also connected to the elimination of the expense associated with the Impairment of Intangible Assets. However the research and development expense increased to $352,447 compared to $203,025 with the comparable difference being $149,422.

There was a decrease in consulting fee expenses of $1,109,660 from $2,057,128 in 2006 to $947,468 in 2007. The decrease was mainly attributed to warrant and stock option expenses associated with fees paid to consultants.

Professional fees decreased by $127,017 from $357,797 in 2006 to $230,780 in 2007. The decrease was attributed to a decrease in investor relations expenses pertaining to warrant issuances during the 2006 period. All other costs associated with professional fees were consistent with expenses occurring in the fiscal year ending 2006.

There was an increase in Research and Development expenses of $149,422 from $203,025 in 2006 to $352,447 in 2007 as we continued on our course of action with testing and development of the hydrogen production systems as well as valuable by-products.

There was a decrease of $26,989 in depreciation expenses relative to our fixed assets as per our scheduled depreciation table.

Over the next 12 months, we anticipate that our expenses will not increase over our expenses in fiscal year 2007 until financing is obtained. At this point the expenses will only increase in proportion with the amount of funds received. We will continue to strive for the development, sales and marketing of our hydrogen production system and sale of associated by-products. We are also considering a complete restructuring of the company that may include a different business venture or a change in control.

Net Loss

We had a net loss of $1,847,147 for the fiscal year ended December 31, 2007, compared with a net loss of $3,254,518 for the fiscal year ended December 31, 2006. The decrease of $1,407,371 in the net loss for the 2007 fiscal year compared to the 2006 fiscal year is attributed to a reduction in the Administrative expense of $171,596 compared to $484,768 in the 2006 period with the comparable difference being $313,172 and a reduction in the Consulting fees to $947,468 compared to $2,057,128 in the 2006 period with the comparable difference being $1,109,660. The decrease is also connected to the elimination of the expense associated with the Impairment of Intangible Assets. However the research and development expense increased to $352,447 compared to $203,025 with the comparable difference being $149,422.

We believe that, for the fiscal year ending December 31, 2008, we will only be able to reduce our net loss if we can create and sustain significant revenues from our hydrogen production system and associated by-products. We are also considering other alternatives, and at this time it is unlikely our current operations will be profitable in the future.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Net cash used in operating activities was $130,087 for the twelve month period ended December 31, 2007, compared with $313,203 for the twelve month period ended December 31, 2006. The decrease in net cash used for the 2007 period resulted mainly from shares that have been issued to service providers and consultants over the terms of their contracts, an increase in accrued liabilities, and increase in liabilities due to related parties. Shares have been recorded at the fair value at date issued and the expense is recorded as services are rendered. The issuance of these shares continue the ongoing movement towards the development, marketing and operations of our company.

Net cash obtained from financing activities was $37,870 for the twelve month period ended December 31, 2007, compared with $289,215 for the twelve month period ended December 31, 2006. In the 2007 period we received $12,870 in the form of advances from directors and officers

Net cash provided by investing activities for the fiscal year ended December 31, 2007 was $54,125. The investing activities during the fiscal year ended December 31, 2007 was $55,807 relating to the sale of equipment and $1,682 for the purchase of property.

We incurred a net loss of $1,847,147 and $3,254,518 for the years ended December 31, 2007 and December 31, 2006, respectively, and have an accumulated deficit of $31,568,781 at December 31, 2007. We had $30,908 in cash on hand as of December 31, 2007 which will not be sufficient to meet our operational cash flow needs. We will seek to obtain additional capital principally through the sale of our equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon us ultimately obtaining profitable operations. However, no assurances can be given that we will be successful in these activities given the current state of our product development. Should any of these events not occur, the accompanying financial statements will be materially affected. We financed our operations through the sale of our common stock, the exercise of share purchase warrants, vendor credit, debt financing and convertible notes.

Furthermore, we are dependent on investor capital and loans to meet our expenses and obligations. Although investor funds have allowed us to meet our obligations in the recent past, there can be no assurances that our present methods of generating cash flow will be sufficient to meet future obligations. Historically, we have, from time to time, been able to raise additional capital, but there can be no assurances that we will be able to raise additional capital in this manner.

We do not believe that we will have sufficient cash to meet our short-term capital requirements, and there are no assurances that it will be able to raise sufficient funds to meet long-term capital needs. We may also seek alternative sources of financing, including more conventional sources such as bank loans and credit lines, although no assurances in this regard can be made. Further, the availability of any future financing may not be on terms that are satisfactory to us.

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

PLAN OF OPERATION

Over the next twelve months we intend to develop the following initiatives:

Revenue Generation

We previously were in negotiations with Brasil Óleo de Mamona Ltda, known as BOM, to build a pilot plant supplying their company with hydrogen to fuel their hydrogenation process. However BOM Brazil is moving away from the production of hydrogenated oils. As a result negotiations were terminated with BOM Brazil.

We have developed other uses for hydrogen technology including using it as a fuel source for gasoline powered engines, and as a fuel additive to diesel powered engines. Our technology allows diesel powered engines to increase their fuel efficiency by ten to thirty percent, and slightly increase their power output at the same time. Our current business model is based upon convincing commercial trucking companies that there is a significant cost benefit to using our hydrogen technology to reduce their fuel costs combined with our ability to produce cheap and inexpensive hydrogen to sell and deliver to those companies.

On July 9, 2008, with the assistance of our Chief Restructuring Officer, we signed a letter of intent for a possible merger with a Texas-based oil company that is contingent on the Company bringing its financial filings fully current with the SEC and successfully regaining its listing on the OTCBB on a timely basis. Assuming the foregoing is accomplished, the terms and conditions of the possible merger would be subject to a Definitive Agreement. Subject to the terms and conditions of a Definitive Agreement and the Company obtaining a sufficient fairness opinion, the current operations of the Company would be divested to the current officers and directors in return for the cancellation of the outstanding liabilities owed to those officers and directors. If finalized this transaction would result in a change in control of the Company. This possible transaction, if finalized, would dilute the current shareholders of the Company.

Research and Development

In order to commercially develop our products and refine our hydrogen production process we will need to expend considerable resources in the way of research and development, which we are unable to do at this current time due to a lack of funding for those operations.

In order to restart and continue our research and development efforts, management estimates that the company will need to raise approximately $7 million dollars by the end of 2009. Our fund raising efforts have not been successful recently. As a result, we are unsure when we will be able to restart our research and development efforts. We have hired a Chief Restructuring Officer to help us consider different funding options, and to evaluate companies interested in potential mergers, acquisitions, or business combinations with the Company. If one of the funding options, or potential merger, acquisition, or business combinations takes place then our shareholders may be significantly diluted.

Item 7.

Financial Statements

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Consolidated Financial Statements

December 31, 2007 and 2006

ALTERNATE ENERGY CORP.

(A Development Stage Company)

INDEX

December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Alternate Energy Corp (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Alternate Energy Corp. (A Development Stage Company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the two year period then ended. The financial statements from the period of May 23, 2003 (date of inception of the company as a development stage company) to December 31, 2005 were audited by other auditors whose reports expressed an unqualified opinion on these statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alternate Energy Corp. (A Development Stage Company) as of December 31, 2007 and 2006 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and is illiquid which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McElravy, Kinchen & Associates, P.C.

www.mkacpas.com
Houston, Texas

August 30, 2008

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Consolidated Balance Sheets

As of December 31, 2007 and 2006 (Restated)

	2007	2006
		(Restated)
ASSETS
Current
Cash	$30,908	$97,443
Prepaid expenses and sundry assets	54,985	43,786
Marketable securities - restricted	28,529	42,400
	114,422	183,629
Prepaid expenses and sundry assets	15,994	27,497
Property and equipment, net of accumulated depreciation
of $97,030 and $126,204 at December 31, 2007
and 2006, respectively	49,516	210,343

Total Assets	$179,932	$421,469

LIABILITIES
Current
Accounts payable	$292,569	$201,951
Accrued liabilities	165,261	86,778
Due to directors and officers	706,521	399,162
Due to related parties	194,392	99,802

Total Liabilities	1,358,743	787,693

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Capital stock: 148,134,019 and 133,948,877
issued and outstanding at December 31, 2007
and 2006, respectively	148,134	133,949
Additional paid in capital	30,383,725	29,321,036
Accumulated other comprehensive income	(141,889)	(99,575)
(Deficit) accumulated during development stage	(31,568,781)	(29,721,634)
Total Shareholders’ Deficit	(1,178,811)	(366,224)

Total Liabilities and Shareholders’ Deficit	$179,932	$421,469

See accompanying notes.

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Consolidated Statements of Operations

For the Years Ended December 31, 2007 and 2006 (Restated), and May 22, 2003 (Inception) to December 31, 2007

			May 22,2003
			(Inception) To
			December 31,
	2007	2006	2007
		(Restated)

REVENUE	$––	$––	$––
OPERATING EXPENSES
Administrative	171,596	484,768	1,647,212
Consulting fees	947,468	2,057,128	14,775,781
Professional fees	230,780	357,797	1,573,974
Research and development	352,447	203,025	694,411
Financing expense	49,319	87,003	645,650
Impairment of intangible assets	––	218,000	2,165,458
Management fee	––	––	240,000
Recovery of loan	––	––	(202,000)
Depreciation	41,468	68,457	231,746
INCOME (LOSS) FROM OPERATIONS	(1,793,078)	(3,476,178)	(21,772,232)

OTHER INCOME (EXPENSES)
Other income	11,166	4,217	15,383
Loss on sale of equipment	(65,235)	––	(65,235)
Gain on settlement	––	217,443	217,443
Gain on adjustment on derivative /
warrant liability to fair value of
underlying securities	––	907,912	907,912
NET (LOSS) FOR THE PERIOD	(1,847,147)	(3,254,518)	(20,696,729)

COMPREHENSIVE LOSS
Loss on foreign currency translation	(28,443)	(20,186)	(22,225)
Unrealized gains (loss) on investments	(13,871)	(90,043)	(119,664)

TOTAL COMPREHENSIVE LOSS	$(1,889,461)	$(3,364,747)	$(20,838,618)

NET (LOSS) PER SHARE, BASIC AND
DILUTED	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	143,974,081	126,419,761

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Consolidated Statement of Shareholders’ Equity

For the Years Ended December 31, 2007, 2006 (Restated), 2005, 2004 and 2003

				Accumulated	Deficit
				Other	Accumulated
			Additional	Comprehensive	During	Total
	Common Stock		Paid-In	Income	Development	Equity
	Shares	Amount	Capital	(Loss)	Stage	(Deficiency)

December 31, 2002	5,991,180	$5,992	$10,664,060	$––	$(10,872,052)	$(202,000)
Issue of shares for license and patents	104,870,715	104,870	(42,007)	––	––	62,863
Issue of shares for service	9,005,000	9,005	5,689,555	––	––	5,698,560
Issue of shares to creditors	300,000	300	209,700	––	––	210,000
Stock options issued	––	––	1,260,708	––	––	1,260,708
Issue of shares for stock options	20,000	20	1,980	––	––	2,000
Issue of shares for cash	1,060,000	1,060	530,940	––	––	532,000
Issue of shares for patents	4,500,000	4,500	1,795,500	––	––	1,800,000
Net (loss) 2003	––	––	––	––	(4,266,227)	(4,266,227)
December 31, 2003	125,746,895	125,747	20,110,436	––	(15,138,279)	5,097,904
Issue of shares for cash	5,500,000	5,500	2,744,500	––	––	2,750,000
Issue of shares for patents	500,000	500	169,500	––	––	170,000
Issue of shares for services	2,418,046	2,418	820,282	––	––	822,700
Issue of shares for warrants	200,000	200	––	––	––	200
Issue of shares for stock options (net)	450,000	450	137,950	––	––	138,400
Cancellation of shares on return of patents	(30,000,000)	(30,000)	––	––	––	(30,000)
Stock options issued	––	––	1,717,000	––	––	1,717,000
Unrealized gains on marketable securities	––	––	––	60,000	––	60,000
Foreign currency translation/adjustment	––	––	––	21,086	––	21,086
Net (loss) 2004	––	––	––	––	(7,311,800)	(7,311,800)
December 31, 2004	104,814,941	104,815	25,699,668	81,086	(22,450,079)	3,435,490
Stock options issued	––	––	291,992	––	––	291,992
Issue of shares for services	2,636,000	2,636	614,840	––	––	617,476
Issue of shares for dilution	2,811,429	2,811	(2,811)	––	––	––
Issue of shares for stock options exercised	75,000	75	(75)	––	––	––
Warrant liability expense from
convertible debt	––	––	(575,339)	––	––	(575,339)
Cancellation of shares from consultant	(83,300)	(83)	(46,125)	––	––	(46,208)
Unrealized gains (loss) on marketable
securities	––	––	––	(75,750)	––	(75,750)
Foreign currency translation/adjustment	––	––	––	5,318	––	5,318
Net (loss) 2005	––	––	––	––	(4,017,037)	(4,017,037)
December 31, 2005	110,254,070	110,254	25,982,150	10,654	(26,467,116)	(364,058)
Stock options issued	––	––	1,028,725	––	––	1,028,725
Issue of shares for services	8,812,725	8,813	1,029,965	––	––	1,038,778
Issue of shares for expenses/cash	1,600,000	1600	181,340	––	––	182,940
Issue of shares for stock options exercised	4,000,000	4,000	298,000	––	––	302,000
Warrants issued for 1,112,000 shares of
common stock for services	––	––	96,504	––	––	96,504
Issue of shares for warrants exercised	250,000	250	14,625	––	––	14,875
Issue of shares for note conversion	9,032,082	9,032	485,683	––	––	494,715
Unrealized gains (loss) on marketable
securities	––	––	––	(90,043)	––	(90,043)
Imputed interest on note to director	––	––	36,617	––	––	36,617
Reversal of warrant liability	––	––	167,427	––	––	167,427
Foreign currency translation/adjustment	––	––	––	(20,186)	––	(20,186)
Net (loss) 2006	––	––	––	––	(3,254,518)	(3,254,518)
December 31, 2006 (Restated)	133,948,877	133,949	29,321,036	(99,575)	(29,721,634)	(366,224)
Stock options issued	––	––	41,642	––	––	41,642
Modifications of options	––	––	27,915	––	––	27,915
Issue of shares for services	11,185,142	11,185	765,621	––	––	776,806
Issue of shares for stock options exercised	500,000	500	24,500	––	––	25,000
Warrants issued	––	––	27,887	––	––	27,887
Issue of shares for note conversion	2,500,000	2,500	122,500	––	––	125,000
Unrealized gains (loss) on marketable
securities	––	––	––	(13,871)	––	(13,871)
Imputed interest on note to director	––	––	52,624	––	––	52,624
Foreign currency translation/adjustment	––	––	––	(28,443)	––	(28,443)
Net (loss) 2007	––	––	––	––	(1,847,147)	(1,847,147)
December 31, 2007	$148,134,019	$148,134	$30,383,725	$(141,889)	$(31,568,781)	$(1,178,811)

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007 and 2006 (Restated) and May 22, 2003 (Inception) to December 31, 2007

			May 22, 2003
			(Inception) To
			December 31,
	2007	2006	2007
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) for the year	$(1,847,147)	$(3,254,518)	$(20,696,729)
Adjustments to reconcile net loss from operations
to net cash used in operating activities:
Stock based expenses	874,249	2,164,007	13,845,034
Impairment of intangible assets	––	218,000	2,165,458
Depreciation and amortization	41,468	68,457	231,746
Accretion of principal related to convertible debt	––	50,386	494,715
(Gain) loss on derivatives related to warrants	––	––	(907,912)
(Gain) loss on sale of marketable securities	––	––	143,130
(Gain) loss on settlement	––	(217,443)	(217,443)
Loss on sale of equipment	65,235	––	65,235
Imputed interest	52,624	36,617	89,242
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses	304	110,821	(70,979)
Increase (decrease) in accounts payable and
accrued liabilities	169,101	182,361	283,823
Increase (decrease) in deferred revenue	––	––	(81,086)
Increase (decrease) in due to related parties	514,079	328,109	842,188
Net cash (used in) operating activities	(130,087)	(313,203)	(3,813,578)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,682)	(5,514)	(433,015)
Purchase of patents and technology	––	––	(154,373)
Proceeds from sale of equipment	55,807	––	58,525
Proceeds from (investment in) marketable securities	––	11,250	(153,562)
Net cash provided by (used in) investing activities	54,125	5,736	(682,425)
CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common shares for cash – option exercises	25,000	197,815	3,504,815
Principal received from notes payable	––	––	500,000
Advances from (payments to) directors and officers	12,870	6,400	485,725
Cash received in settlement	––	85,000	85,000
Net cash (provided by) financing activities	37,870	289,215	4,575,540

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007 and 2006 (Restated) and May 22, 2003 (Inception) to December 31, 2007

(Continued)

EFFECTS OF FOREIGN EXCHANGE RATE	(28,443)	(20,186)	(48,629)
NET INCREASE (DECREASE) IN CASH	(66,535)	(38,438)	30,908
CASH, BEGINNING OF YEAR	97,443	135,881	––
CASH, END OF YEAR	$30,908	$97,443	$30,908
Non-Cash Activities
Common shares issued for patents and technology (net)	$––	$––	$1,970,000
Common shares issued for note conversion	$––	$494,715	$494,715
Common shares issued for satisfaction of
due to directors and officers	125,000	302,000	$425,000
Reversal of warrant liability recorded against additional
paid-in capital	$––	$167,427	$167,427
Change in value of marketable securities	13,871	$90,043	$103,914

1.

BACKGROUND INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting Principles - The Company’s accounting and reporting policies conform to generally accepted accounting principles and industry practice in the United States. The financial statements are prepared in United States dollars.

Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with a maturity period of three months or less to be cash equivalents. There are no cash equivalents at December 31, 2007 and 2006, respectively.

Fair Value of Financial Instruments - The Company’s estimate of the fair value of cash, marketable securities, other receivables, accounts payable and accrued liabilities, warrant liability, convertible note and due to directors and officers approximates the carrying value.

Impairment of Long-Lived Assets - The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in the circumstances indicate that the historical cost-carrying value of its assets may no longer be appropriate. The Company intends to assess the recoverability of the carrying value of its assets by estimating the future net cash flows expected to result from these assets, including eventual disposition. If the future net cash flows are less than the carrying value of the assets, an impairment loss will be recorded equal to the difference between the assets’ carrying value and fair value. Should operations not commence, it is likely that the Company’s assets will be substantially impaired; however, the amount of that impairment cannot be determined at this time.

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

Property and Equipment - Property and equipment are recorded at cost less accumulated depreciation. Depreciation of property and equipment is provided annually on a declining basis over the estimated useful life of the asset, ranging from 3 years to 7 years, except for current year additions on which ½ of the rates are applicable. The declining balance rates are as follows:

Automobile	30% declining balance
Computer hardware	30% declining balance
Computer software	100% declining balance
Equipment	20% declining balance
Telephone	30% declining balance

Comprehensive Income - The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is displayed in the statement of shareholder’s equity and in the balance sheet as a component of shareholder’s equity.

Foreign Currency Translation – the Company's functional currency was the Canadian dollar with the financial statements of the Company being translated to United States dollar equivalents under the current rate method in accordance with SFAS No. 52, "FOREIGN CURRENCY TRANSLATION". Under this method, assets and liabilities are translated into United States dollar equivalents at rates of exchange in effect at the balance sheet date and average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income.

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

Stock Option Plans - The Company applies the fair value based method of accounting prescribed by SFAS No. 123(R), “Accounting for Stock-Based Compensation” in accounting for its stock options granted to both employees and non-employees. As such, compensation expense is recorded on the date of the grant, which vests immediately based on the fair market value of the stock and is expensed in the period in which the option was granted. The Company uses the Black Scholes option pricing model as prescribed by SFAS 123(R). Significant input estimates includes the risk fee rate of interest, expected dividend yield, expected life, and expected volatility. See note 8 for further discussion of 2007 and 2006 grants, other option activity, and modifications to existing grants.

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

During the year ended December 31, 2006, the Company recorded a gain of approximately $167,000 recorded directly against additional paid in capital, which relates to the extinguishment of the debt features and warrants, that caused the instruments to become classified as a derivative. The Company has determined that the derivative no longer exists as of December 31, 2007 and 2006, respectively.

Reclassifications – Certain balances and presentations previously reported have been reclassified to current period presentation.

Recently Issued Accounting Pronouncements. - The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

2.

GOING CONCERN

These financial statements have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced losses in the period and since inception and there is negative working capital. The Company’s ability to realize its assets and discharge its liabilities in the normal course of business is dependent upon continued support. The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations. However, there can be no assurance that the Company will obtain sufficient additional funds from these sources.

These conditions cause substantial doubt about the Company’s ability to continue as a going concern. A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis.

3.

RESTRICTED MARKETABLE SECURITIES

Marketable securities as of December 31, 2007 and 2006 consist of common stock. The common stock is fair valued using the closing stock price at the end of the reporting period.

	Number	Marketable
	of Shares	Securities

Balance at December 31, 2005	90,000	$11,250
Sales in the year	(90,000)	(11,250)
Gain on settlement	800,000	132,443
Unrealized loss in the year	––	(90,043)
Balance at December 31, 2006	800,000	42,400
Sales in the year	––	––
Unrealized loss in the year	––	(13,871)
Balance at December 31, 2007	800,000	$28,529

The proceeds from the sale of the marketable securities for the years ended December 31, 2007 and 2006 were $0 and $11,250, respectively. The marketable securities totalling $28,529 at December 31, 2007 are considered restricted since such assets are being held as collateral by a vendor related to amounts due to them and will be released if such outstanding balances are paid.

4.

PROPERTY AND EQUIPMENT

		Accumulated
	Cost	Amortization	2007	2006

Automobile	$90,465	$57,667	$32,798	$47,665
Computer hardware & software	45,003	32,452	12,551	16,295
Equipment	––	––	––	139,417
Telephone	6,450	4,609	1,841	3,589
Office equipment	4,629	2,303	2,326	3,377
	$146,547	$97,030	$49,516	$210,343

5.

CONVERTIBLE NOTE, DERIVATIVE AND WARRANT LIABILITIES

On March 2, 2005, the Company entered into several Subscription Agreements (the “Agreements”) whereby the Agreements provide for the sale by the Company to the purchasers of the Convertible Notes (the “Notes”) issued by the Company in the aggregate of $1,500,000 (“Principal Amount”). The Principal Amount is to be funded by the Purchasers in two tranches of $500,000 and $1,000,000. As of December 31, 2005, a total of $500,000 has been funded. The offering of the Notes under the Agreement was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Notes matures February 2006, bear interest at 6% per annum and are unsecured. The Notes are convertible into shares of common stock of the Company at 70% of the average closing bid prices as reported by Bloomberg L.P. for the five trading days preceding a conversion notice with a maximum conversion price of $0.35 and minimum conversion price of $0.15.

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

In March 2006, the entire convertible note principal balance totaling $500,000 was converted into 9,032,082 shares of the Company’s common stock resulting in an adjustment of approximately $167,000 reflected in additional paid-in capital within the shareholders equity, which relates to the elimination of warrant liabilities which are no longer subject to SFAS No. 133 since the convertible note has been fully satisfied.

6.

DUE TO DIRECTORS AND OFFICERS

The amount due to the directors and officers is non-interest bearing, due on demand and has no fixed repayment terms. As of December 31, 2007 and 2006, the Company’s due to directors and officers totalled $706,521 and $399,162, respectively, were due to its Chief Executive Officer and Chairman of the Board of Directors, Blaine Froats. The amount due to Blaine Froats is secured by a General Security Agreement covering all assets of the Company up to the amounts due him.

Using an estimated incremental borrowing rate of 8%, we have imputed interest of $52,624 and $36,617 for the years ended December 31, 2007 and 2006, respectively, related to the amounts due.

During 2007, 2,500,000 options held by Mr. Froats were exercised without paying the cash exercise price of $.05 per share and the outstanding notes above were reduced by $125,000 which represents the exercise price of the options exercised.

20

7.

CAPITAL STOCK

Authorized
250,000,000 Common shares with a par value of $0.001

Issued	2007	2006
148,134,019 and 133,948,877 common shares	$148,134	$133,949

8.

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

On July 7, 2003, the Company granted 4,100,000 options for services using the Black Scholes option pricing model and expensed the fair value of $1,107,000 in the year. These options expire July 7, 2006 and 100,000 were exercised in the year (2004 – 550,000; 2003 – 20,000).

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

On March 10, 2006, the Company cancelled 5,050,000 options and granted 6,150,000 options for services using the Black Scholes option pricing model and expensed the fair value of $707,187 in the first quarter.

On June 28, 2006, the Company’s board of directors approved the extension on 1,430,000 options which were to have expired in July 2006. The extension provided an additional term of three years with the same exercise price. Accordingly, the Company has accounted for the extension on these options as new grants and consequently fair valued such options using the Black Scholes option pricing model and recorded an expense totaling $156,466. The assumptions used under Black Scholes were as follow: volatility of 315%; term of three years; and discount rate of 5.25%

On October 2, 2006, the Company re-valued 7,780,000 options to $0.05. The aggregate sum of the 7,780,000 options was composed of 7,580,000 options at an exercise price of $0.10 and 200,000 options at an exercise price of $0.20. These options were re valued to retain good faith in the Company’s service personnel pertaining to the downward flux in stock price. The re pricing of the options using the Black Scholes option pricing model with a volatility of 329% and a discount rate of 5.25% was compared to the previous model and the difference in fair value of $88,000 was expensed.

On November 29, 2006, the Company granted 2,000,000 options (fully vested) for services using the Black Scholes option pricing model and expensed the fair value of approximately $154,000 in the year. These options were valued under the Black Scholes option pricing model using the following assumptions: stock price at date of grant of $0.095; exercise price of $0.05; term of 2 years; volatility of 167%; and a discount rate of 5.25%.

21

In April 2007, the Company granted 700,000 options (fully vested) for services using the Black Scholes option pricing model and expensed the fair value of $41,642 in the year. These options were valued under the Black Scholes option pricing model using the following assumptions: stock price at date of grant of $0.06; exercise price of $0.05; term of 3 years; volatility of 163%; and a discount rate of 5.00%.

On September 13, 2007, the Company re-valued 6,302,500 options to $0.03. The aggregate sum of the 6,302,500 options was at an exercise price of $0.05. These options were re valued to retain good faith in the Company’s service personnel pertaining to the downward flux in stock price. The re pricing of the options using the Black Scholes option pricing model with a volatility of 163% and a discount rate of 5.00% was compared to the previous model and the difference in fair value of $27,915 was expensed.

For the years ended December 31, 2007 and 2006, there were 3,000,000 and 4,000,000, respectively, options exercised in the year.

As of December 31, 2007, there were 6,302,500 options outstanding.

9.

WARRANTS

During the year 2007, 1,000,000 (2006 – 1,112,000) warrants were issued by the Company to consultants, the Company recognized a total expense of $28,887 in connection with the issuance of these warrants, 0 warrants were exercised and 3,720,556 warrants had expired. The warrants granted during 2007 were valued under the Black Scholes option pricing model using the following assumptions: stock price at date of grant of $0.05; exercise price of $0.08; term of 7 years; volatility of 154%; and a discount rate of 5.07%. The total warrants outstanding at December 31, 2007 were 6,463,560 (2006 – 9,184,116). The details are as follows:

Outstanding	Strike Price	Expiry Date
2,163,670	$ .40	March 3, 2008
587,890.28		March 3, 2008
600,000	1.00	March 3, 2008
1,000,000.30		June 22, 2012
1,112,000.17		June 22, 2013
1,000,000.08		June 22, 2014
6,463,560

As of December 31, 2007, warrants vested and exercisable totalled 6,046,893.

10.

INCOME TAXES

The following is a reconciliation of income tax expense using the statutory federal income tax rates for the years ended December 31:

	2007	2006
Net loss for the period	$1,847,147	$3,254,518
Effective income tax rate	30%	30%
Income tax recovery at effective rate	(554,144)	(976,355)
Change in valuation allowance	554,144	976,355
Income tax expense	$––	$––

Deferred income taxes reflect the tax consequences on future years of differences between the tax basis:

Net operating loss carry forward	$7,278,779	$5,944,689
Stock based compensation	262,275	699,430
Impairment of intangible assets	––	65,400
Accretion of principal related to convertible debt	––	15,116
Valuation allowance	(7,541,054)	(6,724,635)
Net future income tax assets	$––	$––

22

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

12.

RELATED PARTY TRANSACTIONS

As of December 31, 2007, the Company was indebted $706,521 (2006 - $399,162) to a director, Blaine Froats, pursuant to a non-interest bearing demand note. The agreement was put in writing and executed on January 1, 2005 and amended on January 1, 2006 and January 2, 2007 to reflect the outstanding amount owed. The loan total does not represent a one-time lump sum but rather a series of transactions between 2003 and the present.

The Company is indebted to Marilyn Froats, spouse of Blaine Froats, for $169,392 and Jason Froats, son of Blaine Froats, for $25,000 totaling $194,392 (2006 - $99,802) in consulting fees for the period of July 2005 to December 31, 2007.

The Company has recorded imputed interest of $52,624 and $36,617 for the years ended December 31, 2007 and 2006, respectively, related to these transactions.

During 2007, 2,500,000 options held by Mr. Froats were exercised without paying the cash exercise price of $.05 per share and the outstanding notes above were reduced by $125,000 which represents the exercise price of the options exercised.

During 2007, an amount totalling $133,000 was paid as consulting expenses to family members who are non directors of the Company. (2006 - $192,292)

13.

COMMITMENTS AND CONTINGENT LIABILITY

Commitments

The Company has entered into an operating lease for its premises which expires April 2007,and is now on a month to month basis. The monthly lease is $ 2160.38 including tax. .

Contingent Liability

On October 22, 2004, the Company filed a lawsuit against Russell Rothman in the Ontario Superior Court of Justice, Case No. 04-CV-277760CM2. The Company is seeking the rescission of our agreements with Rothman and restitution of payments the Company made to him, including shares of common stock the Company issued to him. The Company had entered into an agreement with Rothman for the purchase of certain technology related to the production of hydrogen gas, for which he represented he owned all right and title. On December 29, 2004 Rothman filed a countersuit against the Company in the Ontario Supreme Court of Justice for breach of contract in the amount of $2 billion and is asking for punitive damages in the amount of $10 million. On January 9, 2006, Rothman substantially amended his claim, and is now seeking $12 million for breach of contract and punitive damages in the amount of $250,000. The Company continues to believe that the counterclaim has no merit and while it is too early

20

to determine the outcome of such allegations, the Company intends to vigorously defend against Rothman’s counterclaim.

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

14.

GAIN ON SETTLEMENT

During the year ended December 31, 2006, the Company received a re-negotiated contract with a company to which it had an investment in marketable securities as described in Note 3. As part of the re-negotiated contract, among other things, it removed an anti-dilution clause. As a result, the Company received $85,000, 800,000 shares of marketable securities, and warrants for 1,500,000 shares of marketable securities with a total aggregate value of $217,443.

15.

SUBSEQUENT EVENTS

During January 2008 through March 2008, the Company issued 7,820,000 shares of common stock to various consultants/employees for services provided of which 2,000,000 shares of common stock were issued related to an exercise of an option by a director which the exercise price of $0.05 was paid through the reduction of loan due to him by the Company.

During April 2008 through June 2008, the Company issued 6,947,500 shares of common stock to various consultants/employees for services provided

On April 16, 2008, the Company entered into an agreement with Coral Capital Partners and its designee, Erik Nelson, to engage Erik Nelson as the Company’s Chief Restructuring Officer for a term of three months and shall renew automatically unless either party has given at least thirty days prior written notice. The compensation under this agreement entails the issuance of 48,846,216 shares of common stock which were issued in June of 2008, and a cash fee based upon the value received for the accomplishment of a successful restructuring of the Company. The Company has valued the stock at $586,155 based on the quoted market price of the Company’s common stock on the date of issuance.

On May 19, 2008 our common stock was delisted from the Over the Counter Bulletin Board (OTC BB) as a result of our failure to file this annual report in a timely manner with the SEC. As a result our shares now trade on the Over the Counter Pink Sheets. There are no assurances if and when we will be able to regain our listing on the OTC BB.

On June 16, 2008 we issued 10,500,000 shares of our common stock to a director related to an option exercise.

On June 18, 2008 we issued 3,750,000 shares of our common stock to the law firm of Pepper Hamilton, LLP in connection with a $35,000 reduction in our outstanding balance due the firm.

On June 18, 2008 we issued 817,213 shares of our common stock to the patent law firm of Ridout & Maybee in connection with a $20,430 reduction in our outstanding balance due the firm.

On June 18, 2008 we issued 600,000 shares of our common stock to law firm of Trombly Business Law in connection with a $7,000 reduction in our outstanding balance due the firm.

On June 18, 2008 we issued 100,000,000 shares of our common stock to in return for a $500,000 reduction of a debt owed by the company.

On June 24, 2008 we issued 200,000 shares our common stock related to an exercise of an option by a employee which the exercise price of $0.025 was paid through the reduction of loan due to him by the Company.

On July 2, 2008 we issued 1,000,000 shares of our common stock to three consultants in return for services rendered valued at $10,000, based on the quoted market price of the Company’s common stock on the date of issuance.

On July 9, 2008, with the assistance of our Chief Restructuring Officer, we signed a letter of intent with a company that if finalized, would change control of the Company. This transaction, if finalized will dilute the current shareholders of the Company.

21

On July 28, 2008, we issued 300,000 shares of our common stock to a consultant in return for services rendered valued at $4,500, based on the quoted market price of the Company’s common stock on the date of issuance.

On September 2, 2008, we issued 125,000 shares of our common stock to a consultant in return for services rendered valued at $1,750, based on the quoted market price of the Company’s common stock on the date of issuance.

On September 4, 2008, we issued 500,000 shares of our common stock to a consultant in return for services rendered valued at $7,000, based on the quoted market price of the Company’s common stock on the date of issuance.

16.

RESTATEMENT

The Company has restated its previously issued December 31, 2006 consolidated financial statements for matters related to the following previously reported items: prepaid expenses; marketable securities; accounts payable; accrued liabilities; administrative expense; consulting expenses; professional fees; financing expense; gain of settlement; and gain on derivative/warrant liability. The accompanying financial statements for the year ended December 31, 2006 have been restated to reflect the corrections in accordance with Statement of Financial Accounting Standards No. 154, “Accounting Change and Error Corrections”. The following is a summary of the restatements for December 31, 2006:

	Previously	Net
	Reported	Change	Restated
ASSETS
Current assets
Cash	$97,443	$––	$97,443
Prepaid expenses and sundry assets – current	62,245	(18,459)	43,786
Marketable securities	114,934	(72,534)	42,400
Total current assets	274,622	(90,993)	183,629

Prepaid expenses and sundry assets – long term	––	27,497	27,497
Property and equipment, net	210,343	––	210,343

Total Assets	$484,965	$(63,496)	$421,469

Current liabilities
Accounts payable	$174,842	$27,109	$201,951
Accrued liabilities	168,591	(81,813)	86,778
Due to directors and officers	399,162	––	399,162
Due to related parties	––	99,802	99,802
Total current liabilities	742,595	45,098	787,693

Shareholders’ deficit
Common stock	133,949	––	133,949
Additional paid in capital	29,119,777	201,259	29,321,036
Common stock issued for deferred consulting	(101,606)	101,606	––
Deficit accumulated during the development stage	(29,138,406)	(583,228)	(29,721,634)
Accumulated other comprehensive income (loss)	(271,344)	171,769	(99,575)
Total shareholders’ deficit	(257,630)	(108,594)	(366,224)
Total Liabilities and Shareholders’ Deficit	$484,965	$(63,496)	$421,469

22

	Previously	Net
	Reported	Change	Restated

Revenue	$––	$––	$––

Operating expenses
Administrative	475,014	(9,754)	484,768
Consulting fees	1,954,082	(103,046)	2,057,128
Professional fees	335,882	(21,915)	357,797
Research and development	203,022	(3)	203,025
Financing expense	50,386	(36,617)	87,003
Impairment of patents and technology	218,000	––	218,000
Management fees	––	––	––
Recovery of loan	––	––	––
Depreciation	68,457	––	68,457

Loss from operations	(3,304,843)	(171,335)	(3,476,178)

Other income
Other income	4,217	––	4,217
Gain on settlement	461,909	(244,466)	217,443
Gain on adjustment on derivative/warrant liability	167,427	(167,427)	––
Net loss	$(2,671,290)	$(583,228)	$(3,254,518)

Comprehensive loss
Loss on foreign currency translation	(35,773)	15,587	(20.186)
Unrealized gains (loss) on investments	(246,225)	156,182	(90,043)

Total comprehensive loss	$(2,953,288)	$411,459	$(3,364,747)

Net loss per share, basic and diluted	(0.02)	0.00	(0.02)

Weighted average number of common shares outstanding	126,419,761	––	126,419,761

The result of these restatements was an increase in shareholders’ deficit of $108,594 and an increase in net loss of $583,228. Net loss per share, basic and diluted, remained unchanged.

23

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Registrant reports in this current report on Form 10-K that the Registrant's auditor relationship with Danziger Hochman Partners LLP. ceased effective February 7, 2008. The decision to dismiss Danziger Hochman Partners LLP as the Registrant's certifying accountants was recommended and approved by the Board of Directors of the Registrant on February 7, 2008. On February 7,2008, the Registrant's board of directors recommended and approved the engagement of McElravy, Kinchen & Associates, PC, as its independent accountant to audit the Registrant's financial statements for its fiscal year ended December 31,2007.

Danziger Hochman Partners LLP reports on the Registrant's financial statements for the fiscal years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles. However, both reports contained an explanatory paragraph disclosing the uncertainty regarding the ability of the Company to continue as a going concern.

In connection with the audits of the Company's financial statements for the years ended December 31, 2006 and 2005 and any subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with Danziger Hochman Partners LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Danziger Hochman Partners LLP, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their reports on the Company's financial statements.

During the years ended December 31, 2006 and 2005 and the subsequent interim period ended September 30, 2007, and through the date of the firm’s engagement the Registrant did not consult with Danziger Hochman Partners LLP with regard to:

•

the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on Registrant’s financial statements; or

•

any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a) (1) (iv) of Regulation S-B.

The Registrant has provided Danziger Hochman Partners LLP with a copy of the disclosures it is making in response to this Item. The Registrant has requested Danziger Hochman Partners LLP to furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Registrant above and, if not, stating the respects in which Danziger Hochman Partners LLP does not agree.

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

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.

As of December 31, 2007, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

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

Item 8B.

Other Information

Information to be disclosed in a report on Form 8-K

Item 8.01

Other Events

On July 9, 2008 the Company entered into a letter of intent with a Texas-based oil company whereby the Company would purchase 100% of the issued and outstanding shares of the oil company in exchange the issuance of approximately 412 million shares of the Company’s common stock immediately following a 7.2 to 1 reverse split of its shares. The final terms and conditions of the transaction are subject to a Definitive Agreement yet to be signed by the Company. Subject to the terms and conditions of the Definitive Agreement and the Company obtaining a sufficient fairness opinion, the current operations of the Company would be divested to the current officers and directors in return for the cancellation of the outstanding liabilities owed to those officers and directors.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) Of The Exchange Act

As of December 31, 2007, the directors and executive officers, their age, positions, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

Name	Position	Age

Blaine Froats	Chief Executive Officer and Chairman of the Board of Directors	70
Sean Froats	Director, Vice President of Operations	36
Jack Wasserman	Director and Treasurer	59

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

Item 10.

Executive Compensation

Summary Compensation

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2006 and December 31, 2005, to (1) our Chief Executive Officer, (2) our Vice President of Operations, (3) our Treasurer .

SUMMARY COMPENSATION TABLE
NAME AND PRINCIPAL POSITION	Year Ended December 31,	Base Salary		Option Awards (1) $		Dollar Value of Total Compensation for the Covered Fiscal Year $
Blaine Froats, Principal Executive Officer	2007	120,000	(2)	0		120,000
	2006	120,000	(2)	25,000	(3)	145,000
Sean Froats, Vice President of Operations	2007	120,000	(2)	0		120,000
	2006	120,000	(2)	25,000)	(3)	145,000
Jack Wasserman Treasurer	2007	0		0		0
	2006	0		7,580	(3)	7,580

———————

(1)

See note 8 of Notes to Consolidated Financial Statements.

(2)

The amount shown for Mr. B. Froats and Mr. S. Froats have not been paid. Payment is dependant on the improvement of cash flows of the company.

(3)

The amounts shown are the number of options awarded for the period. On October 2, 2006, the company re-valued 7,780,000 options to $0.05. The aggregate sum of the 7,780,000 options was composed of 7,580,000 options at an exercise price of $0.10 and 200,000 options at an exercise price of $0.20. These options were re valued to retain good faith in the Company’s service personnel pertaining to the downward flux in stock price. The re pricing of the options using the Black Scholes option pricing model with a volatility of 329% and a discount rate of 5.25% was compared to the previous model and the difference in fair value of $800 was expensed. The aggregate sum of options held by directors at the time of revaluation consisted of 3,000,000 options held by Blaine Froats, 2,500,000 options held by Sean Froats and 200,000 options held by Jack Wasserman.

NARRATIVE TO SUMMARY COMPENSATION TABLE

EMPLOYMENT AGREEMENTS OF EACH NAMED EXECUTIVE OFFICER

None of our named executive officers have a current employment agreement, however all have orally stated that they agree to continue to the best of their abilities their duties as set forth as executive officers for the next fiscal year. There are outstanding fees owed to Blaine Froats, our Chairman and Chief Executive Officer totaling approximately $706,000 for the fiscal year ending December 31, 2007. These fees are part of a non-interest bearing demand note including his 2006 and 2007 salary which have remained unpaid. Any payments to the note are dependant on the improvement of our cash flows. The agreement was put in writing and executed on January 1, 2005 and amended on January 1, 2006 and January 2, 2007 to reflect the outstanding amount owed of $706.521.

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

For the year ended December 31, 2004 there were 500,000 options exercised by directors of the Company , this total consisted of 250,000 options exercised by Blaine Froats and 250,000 options exercised by Sean Froats

On March 10, 2006, we cancelled 5,050,000 options and granted 6,150,000 options for services using the Black Scholes option pricing model and expensed the fair value of $707,187 in the first quarter. Included in the 5,050,000 options cancelled were 4,100,000 options that were issued to directors in 2004 Included in the 6,150,000 options granted 5,100,000 options were issued to directors of the Company for services.

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

The following table summarizes information regarding the options held by directors that were outstanding at December 31, 2007:

Range of		Remaining
Exercise	Number	Contractual
Prices	Outstanding	Life

$0.03	500,000	2.58 years
$0.03	100,000	2.58 years
$0.03	500,000	2.25 years
$0.03	2,500,000	2.25 years
$0.03	100,000	2.25 years
	3,700,000

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

We use the Black Scholes option model as prescribed by SFAS 123. The following table illustrates the assumptions used for the model:

Expected Life	Expected Volatility	Weighted average grant date fair value of options granted during the period	Weighted average remaining contractual life of options outstanding
1.5 to 3 Years	324%-329%	$0.03	2.34 Years

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows grants of options whether or not in tandem with stock appreciation rights (“SARs”) and freestanding SARs outstanding on December 31, 2007, the last day of our fiscal year, to each of the named executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End 2007

Name Option awards	Number of securities underlying unexercised options (#) Exercisable (1)	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Blaine Froats	500,000	––		$0.03	10/03/09
	500,000	––		$0.03	7/7/09

Sean Froats	2,500,000	––		$0.03	10/03/09

Jack Wasserman	100,000	––		$0.03	10/03/09
	100,000	––		$0.03	7/7/09

———————

(1)

All options are fully vested upon grant date.

NARRATIVE TO OUTSTANDING EQUITY AWARDS TABLE

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

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans

Potential Payments Upon Termination or Change of Control

We do not as of December 31, 2007 have any material terms , contracts, agreements, plans or arrangements, written or unwritten, that provides for payment(s) to a CEO at, following, or in connection with the resignation, retirement or termination of a CEO, or a change in control of the company or a change in the CEO’s responsibilities following a change in control, with respect to each CEO.

DIRECTOR COMPENSATION

The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors pursuant to certain agreements we have with them in 2007.

Director Compensation Table (2007)

Name	Fees Earned or paid in cash ($)	Stock awards ($)	Option awards ($) (4)	Non-equity deferred compensation earnings ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Blaine Froats	120.000						120,000
Sean Froats	120,000						120,000

———————

(1)

Mr. Froats currently has an aggregate of 1,000,000 option awards outstanding at December 31, 2007.

(2)

Mr. Froats currently has an aggregate of 2,500,000 option awards outstanding at December 31, 2007.

(3)

Mr. Wasserman currently has an aggregate of 100,000 option awards outstanding at December 31, 2007.

(4)

See note 8 of Notes to Consolidated Financial Statements.

(5)

The amount shown for Mr. Froats been not been paid. Payment is dependant on the improvement of cash flows of the company.

(6)

The amounts shown are the number of options awarded for the period. On October 2, 2006, the company re-valued 7,780,000 options to $0.05. The aggregate sum of the 7,780,000 options was composed of 7,580,000 options at an exercise price of $0.10 and 200,000 options at an exercise price of $0.20. These options were re valued to retain good faith in the Company’s service personnel pertaining to the downward flux in stock price. The re pricing of the options using the Black Scholes option pricing model with a volatility of 329% and a discount rate of 5.25% was compared to the previous model and the difference in fair value of $800 was expensed. The aggregate sum of options held by directors at the time of revaluation consisted of 3,000,000 options held by Blaine Froats, 2,500,000 options held by Sean Froats and 200,000 options held by Jack Wasserman.

NARRATIVE TO DIRECTOR COMPENSATION TABLE

There are no set compensation arrangements other than compensation to newly appointed directors. During the fiscal year ending December 31, 2007 one director Blaine Froats was owed $706,521 for services. Payment towards the debt is dependent on the cash flows of the Company.

During the fiscal year ending December 31, 2007 one director Sean Froats was owed 120,000 for Services. Payment towards the debt is dependent on the cash flows of the Company.

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

Name of beneficial owner	Address of beneficial owner	Amount and nature of beneficial ownership	% of class (1)

Blaine Froats (2)	3325 North Service Rd, Suite 105, Burlington, On, L7N 3G2	29,311,561 (3)	19.80%

Sean Froats (2)	3325 North Service Rd, Suite 105, Burlington, On, L7N 3G2	7,500,000 (4)	5.07%

Marilyn Froats (2)	3325 North Service Rd, Suite 105, Burlington, On, L7N 3G2	29,311,561 (5)	19.80%

Jack Wasserman	3325 North Service Rd, Suite 105, Burlington, On, L7N 3G2	200,000 (7)	*

All Executive Officers and Directors as a group (3 persons)		37,011,561 (8)	24.87%

———————

*

Less than 1% of outstanding shares of Common Stock.

(1)

Applicable percentage of ownership is based on 148,134,019 shares of common stock outstanding as of December 31, 2007, for each stockholder.

(2)

Blaine Froats is the father of Sean Froats and Jason Froats and is married to Marilyn Froats. Marilyn Froats is Sean Froats and Jason Froats’ mother.

(3)

Mr. Froats directly owns 25,000,000 common shares and immediately exercisable options to purchase 1,000,000 shares of our common stock at $0.05 per share. Mr. Froats is deemed to indirectly beneficially own the shares of his wife, Marilyn Froats, which includes 2,406,561 common shares and immediately exercisable options to purchase 200,000 shares our common stock at $0.05 per share.

(4)

Sean Froats is the son of Blaine Froats and Marilyn Froats. He has immediately exercisable options to purchase 2,500,000 shares of our common stock at $0.05 per share.

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

Includes 3,900,000 in aggregate immediately exercisable options among Blaine Froats, Sean Froats and Jack Wasserman.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of December 31, 2007, the Company was indebted in the amount of $706,521 (2006 - $399,162) to a director, Blaine Froats, pursuant to a non-interest bearing demand note. The agreement was put in writing and executed on January 1, 2005 and amended on January 1, 2006 and January 2, 2007 to reflect the outstanding amount owed. The amount does not represent a one-time lump sum but rather a series of transactions between January 2003 and December 2007. The amount due to Blaine Froats is secured by a General Security Agreement covering all assets of the Company up to the amounts due him.

The Company is indebted to Marilyn Froats, spouse of Blaine Froats, in the amount of $169,392 (2006 - $99,802) resulting from consulting fees for the period from July 2005 to December 31, 2007.

The Company is indebted to Jason Froats, son of Blaine Froats, in the amount of $25,000 resulting from consulting fees in the period from January 2007 to December 2007.

The Company has recorded imputed interest of $52,624 and $36,617 for the years ended December 31, 2007 and 2006, respectively, related to these transactions.

During 2006, an amount totaling $133,666 was paid as consulting expenses to family members who are not directors of the Company (2006 - $192,292.

Director Independence

During the year ended December 31, 2007, Blaine Froats, Sean Froats and Jack Wasserman served as our directors. We are currently traded on the Over-the-Counter Pink Sheets. The Pink Sheets does not require that a majority of the board be independent.

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

10.12	Funds Escrow Agreement between the Company and various subscribers (included as Exhibit 10.10 to the Form SB-2/A filed September 14, 2005, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.13	Security Agreement between the Company and Blaine Froats, dated January 1, 2005 (included as Exhibit 10.12 to the Form SB/2-A filed January 19, 2006, and incorporated herein by reference).
14.1	Corporate Code of Ethics (included as Exhibit 14 to From 10-KSB filed March 16, 2004, and incorporated herein by reference).
21.1	Subsidiaries of the registrant (filed herewith).
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14.

Principal Accountant Fees and Services

We paid McElravy, Kinchen & Associates, PC. audit and audit related fees of $34,000 as of July 15, 2008, We paid Danziger & Hochman audit and audit related fees of $63,880 for the fiscal year ended December 31, 2006 and quarterly statement review and audit.

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

Date: September 25, 2008

Alternate Energy Corp.

By:	/s/ BLAINE FROATS
Blaine Froats
Chief Executive Officer

In accordance with the Exchange Act , this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ BLAINE FROATS
Blaine Froats	Date: September 25, 2008
Director

/s/ SEAN FROATS
Sean Froats	Date: September 25, 2008
Director

/s/ JACK WASSERMAN
Jack Wasserman	Date: September 25, 2008
Director