Form 10-Q
period 2008-03-31
ALTERNATE ENERGY CORP
filed 2008-09-25
CIK 1075773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 000-28015

———————

ALTERNATE ENERGY CORP.

(Exact name of registrant as specified in its charter)

———————

Nevada	86-0884116
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

3325 North Service Rd, Suite 105,
Burlington, Ontario,
Canada L7N 3G2

(Address of Principal Executive Office) (Zip Code)

905.332.3110

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 31, 2008, there were 328,914,948 shares of Common Stock outstanding.

ALTERNATE ENERGY CORP.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2008

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ALTERNATE ENERGY CORP. (A Development Stage Company) Consolidated Balance Sheets
	March 31, 2008 Unaudited	December 31, 2007
ASSETS
Current
Cash	$7,528	$30,908
Prepaid expenses and sundry assets	48,572	54,985
Marketable securities – restricted	23,456	28,529
	79,556	114,422
Other
Prepaid expenses and sundry assets	––	15,994
Property and equipment, net of accumulated amortization of $102,327 and $97,030 at March 31, 2008 and December 31, 2007, respectively	44,219	49,516
TOTAL ASSETS	$123,775	$179,932

LIABILITIES
Current
Accounts payable	$298,547	$292,569
Accrued liabilities	218,607	165,261
Due to directors and officers	723,794	706,521
Due to related parties	217,944	194,392
TOTAL LIABILITIES	1,458,892	1,358,743

STOCKHOLDERS’ DEFICIT
Capital stock: (par value $0.001) 155,954,019 and 148,134,019 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	155,954	148,134
Additional paid in capital	30,815,784	30,383,725
Accumulated other comprehensive loss	(103,077)	(141,889)
Deficit accumulated during development stage	(32,203,778)	(31,568,781)
TOTAL STOCKHOLDERS’ DEFICIT	(1,335,117)	(1,178,811)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$123,775	$179,932

{See accompanying notes to the financial statements.}

ALTERNATE ENERGY CORP. (A Development Stage Company) Consolidated Statements of Operations (Unaudited)
Three months ending March 31	2008 (Unaudited)	2007 “Restated” (Unaudited)	May 23, 2003 (Inception) To March 31, 2008 “Restated”
REVENUE	$––	$––	$––

EXPENSES
Administrative	69,180	63,749	1,716,392
Consulting fees	457,947	196,682	15,233,728
Professional fees	25,152	148,999	1,599,126
Research and development	62,439	63,550	756,850
Financing expense	18,631	8,124	664,281
Impairment of intangible assets	––	––	2,165,458
Management fee	––	––	240,000
Recovery of loan	––	––	(202,000)
Depreciation	5,297	12,804	237,043
NET LOSS FROM OPERATIONS	(638,646)	(493,908)	(22,410,878)

OTHER INCOME (EXPENSES)
Other income	3,649	––	19,032
Loss on sale of equipment	––	––	(65,235)
Gain on settlement	––	––	217,443
Gain on adjustment on derivative / warrant liability to fair value of underlying securities	––	––	907,912
NET LOSS FOR THE PERIOD	$(634,997)	$(493,908)	$(21,331,726)

COMPREHENSIVE LOSS
Gain / (Loss) on foreign currency translation	43,885	87,505	21,660
Unrealized gains (loss) on investments	(5,073)	(15,200)	(124,737)
TOTAL COMPREHENSIVE LOSS	$(596,185)	$(421,603)	$(21,434,803)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.004)	$(0.003)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	152,116,711	135,467,642

{See accompanying notes to the financial statements.}

ALTERNATE ENERGY CORP. (A Development Stage Company) Consolidated Statement of Stockholders’ Deficit For the Three Months Ended March 31, 2008 (Unaudited)
			Additional	Accumulated Other Comprehensive	Deficit Accumulated During	Total
	Common Stock		Paid-in	Income	Development	Stockholders’
	Shares	Amount	Capital	(Loss)	Stage	Deficit
December 31, 2007	148,134,019	148,134	30,383,725	(141,889)	(31,568,781)	(1,178,811)
Stock options issued	––	––	207,030	––	––	207,030
Modifications of options	––	––	8,786	––	––	8,786
Issue of shares for services	4,900,000	4,900	132,130	––	––	137,030
Issue of shares for cash	920,000	920	19,240	––	––	20,160
Issue of shares for stock options exercised for settlement of payables	1,000,000	1,000	19,000	––	––	20,000
Warrants issued	––	––	8,248	––	––	8,248
Issue of shares for note conversion	1,000,000	1,000	19,000	––	––	20,000
Unrealized gains (loss) on marketable securities	––	––	––	(5,073)	––	(5,073)
Imputed interest on note to director	––	––	18,625	––	––	18,625
Foreign currency translation/adjustment	––	––	––	43,885	––	43,885
Net loss	––	––	––	––	(634,997)	(634,997)
March 31, 2008 (Unaudited)	$155,954,019	$155,954	$30,815,784	$(103,077)	$(32,203,778)	$(1,335,117)

{See accompanying notes to the financial statements.}

ALTERNATE ENERGY CORP. (A Development Stage Company) Consolidated Statements of Cash Flows Unaudited
Three months Ending March 31	2008	“Restated” 2007	May 22, 2003 (Inception) To March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(634,997)	$(493,908)	$(21,331,726)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock based expenses	381,094	219,556	14,226,128
Impairment of intangible assets	––	––	2,165,458
Depreciation and amortization	5,297	11,035	237,043
Accretion of principal related to convertible debt	––	––	494,715
Gain on derivatives related to warrants	––	––	(907,912)
Loss on sale of marketable securities	––	––	143,130
Gain on settlement	––	––	(217,443)
Loss on sale of equipment	––	––	65,235
Imputed interest	18,625	––	107,867
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and sundry assets	22,407	(28,189)	(48,572)
Increase (decrease) accounts payable and accrued liabilities	59,324	80,924	343,147
Increase (decrease) in deferred revenue	––	––	(81,086)
Increase (decrease) in due to directors and officers	56,855	––	899,043

Net cash used in operating activities	(91,395)	(210,582)	(3,904,973)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	––	––	(433,015)
Purchase of patents and technology	––	––	(154,373)
Proceeds from sale of equipment	––	––	58,525
Proceeds from (investment in) marketable securities	––	––	(153,562)

Net cash used in investing activities	––	––	(682,425)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common shares for cash	20,160	––	3,524,975
Advances from directors and officers	3,970	65,084	489,695
Principal received from notes payable	––	––	500,000
Cash received in settlement	––	––	85,000
Net cash provided by financing activities	24,130	65,084	4,599,670
EFFECT OF FOREIGN EXCHANGE RATES	43,885	87,505	(4,744)
NET INCREASE (DECREASE) IN CASH DURING PERIOD	(23,380)	(57,993)	7,528

CASH, BEGINNING OF THE PERIOD	30,908	97,443	––

CASH, END OF THE PERIOD	$7,528	$39,450	$7,528

Non-cash activities
Common shares issued for patents and technology (net)	––	––	1,970,000
Issuance of common stock for note conversions	40,000	––	534,715
Issuance of common stock for satisfaction of accrued liabilities due to related parties	––	––	425,000
Recovery of debt	––	56,724	56,724
Issuance of common stock for prepaid expenses	––	––	60,253

{See accompanying notes to the financial statements.}

ALTERNATE ENERGY CORP.

(A Development Stage Company)

NOTES TO THE (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED March 31, 2008

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

As contemplated by the Securities and Exchange Commission (the “SEC”) under Rule 10-01 of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that is included in the Company’s annual financial statements and footnotes thereto. For further information, refer to the financial statements and related footnotes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB.

2. BACKGROUND INFORMATION

Alternate Energy Corp. (the “Company”), formerly known as COI Solutions, Inc., was incorporated in the State of Nevada on August 1, 1997.  The Company commenced active business operations on June 1, 2003 and is considered to be a development stage company under SFAS 7.  Since 2003, the Company has had the objective of producing a clean, on demand hydrogen technology that would have global, multiple market applications on both a small and large scale.  The Company’s hydrogen production system leverages a non-toxic proprietary chemical reaction that yields high quality hydrogen along with a number of globally valuable chemical compounds.  The Company’s process is entirely chemical, not requiring electrolysis or any external source of electrical power.

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

The Company has been working diligently to continue to raise capital for the continuation of its business strategy to refine, build, certify and sell hydrogen production units for back up power, as well as the possible building of pilot plants to create and market high demand, chemical by-products.  The Company has not been successful to date in its fund raising efforts, and as a result has hired a Chief Restructuring Officer to negotiate with the Company’s creditors and evaluate the options available to the Company.  These options include different financing alternatives and potential mergers, acquisitions, or business combinations with other companies.

3. GOING CONCERN

These financial statements have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has experienced a loss for the three months ended March 31, 2008 of $634,997, has a deficit accumulated in the development stage of $32,203,778 and has negative working capital of $1,379,336.  The Company’s ability to realize its assets and discharge its liabilities in the normal course of business is dependent upon continued support.  The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations.  However, there can be no assurance that the Company will obtain sufficient additional funds from these sources.

These conditions cause substantial doubt about the Company’s ability to continue as a going concern. A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis.

4. MARKETABLE SECURITIES - RESTRICTED

As of March 31, 2008, the Company holds 800,000 restricted shares of common stock of Carthew Bay Technologies, Inc. (OTC: CWBYF) and the rights to purchase 1,500,000 warrants at $0.19 for a period of three years. The shares are considered restricted because they are being held as collateral by a vender with an outstanding balance owed. During the three months ended March 31, 2008, the Company had an unrealized loss on marketable securities of $5,073.

5. RELATED PARTY TRANSACTIONS

As of March 31, 2008, the Company was indebted $723,794 (as of December 31, 2007 - $706,521) to a director, Blaine Froats. The agreement was put in writing and executed on January 1, 2005 and amended on January 1, 2006 and January 2, 2007 to reflect the outstanding amount owed. The amount of $723,794 does not represent a one-time lump sum but rather a series of transactions between January 2003 and March 2008. The advances do have a stated interest rate. However, the Company has imputed interest at a rate of 8%. Imputed interest for the three months ended March 31, 2008 was $18,625.

The Company is indebted to Marilyn Froats, spouse of Blaine Froats, for $193,511 and Jason Froats, son of Blaine Froats, for $24,433 totaling $217,944 (as of December 31, 2007 - $194,392) in consulting fees for the services rendered during the period between July 1, 2005 to March 31, 2008.

6. CAPITAL STOCK

The Company is authorized under its charter to issue 500,000,000 shares of common stock, par value 0.001 per share. At March 31, 2008 and December 31, 2007, there were 155,954,019 and 148,134,019 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2008, the Company issued 4,900,000 shares of common stock for services valued at $137,030 based on the quoted market price of the Company’s common stock on the date of grant.

During the three  months  ended  March 31, 2008, certain related parties exercised their option to purchase 1,000,000 shares of the Company’s common stock in satisfaction of $20,000 of the debt owed him by the Company. This was a non-cash transaction where options were exercised and debt was reduced.

During the three months ended March 31, 2008, the Company issued 920,000 shares of common stock for $20,160 cash based on the quoted market price of the Company’s common stock on the date of issuance.

During the three months ended March 31, 2008 a related party and a consultant each exercised 500,000 options at an exercise price of $0.02 per share. This was a non-cash transaction and the parties chose to have their debt reduced in the transaction.  A total debt reduction of $20,000 resulted.

During the three months ended March 31, 2008 consultants exercised 1,000,000 options at an exercise price of $0.02 per share.  This was a cash transaction.

During January 2008, the Company granted 12,500,000 fully vested stock options pursuant to the Stock Plan. The weighted-average estimated fair value of the stock options granted was $0.02 per share using the Black-Scholes model with the following assumptions:

Term	3 years
Expected volatility	155.58%
Risk-free interest rate	2.28%

Based on the Company's  limited  forfeiture  history,  the  Company utilized  a  zero  percent  rate  for estimated forfeitures. The total fair value of options granted during the three months ended March 31, 2008 was $207,030.

On January 25, 2008, the Company re-valued 6,202,500 options to $0.02. The aggregate sum of the 6,202,500 options was at an exercise price of $0.03. These options were re valued to retain good faith in the Company’s service personnel pertaining to the downward flux in stock price. The re pricing of the options using the Black Scholes option pricing model with a volatility of 248% and a discount rate of 2.28% was compared to the  previous model and the difference in fair value of $8,786 was expensed.

7. STOCK WARRANTS

During the three months ended March 31, 2008, 250,000 warrants vested and were expensed. These warrants have a term of seven years. The fair value of these warrants of approximately $8,248 was calculated using the Black-Scholes pricing model with the following assumptions- dividend yield of 0%; a volatility of 154% and a discount rate of 5.07%. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, these warrants have been accounted for as permanent equity instruments.

8. RESTATEMENT

In its March 31, 2007 Form 10Q filing, the Company omitted to disclose the components of Other comprehensive income on the face of the Statement of Operations. Also, there were several audit adjustments recorded as part of our December 31, 2007 audit that affected the three month period ended March 31, 2007.

In all other material respects, the financial statements are unchanged.

ALTERNATE ENERGY CORP. (A Development Stage Company) Consolidated Statements of Operations (Unaudited)
Three months ending March 31	2007 (as reported)	Adjustments		2007 (restated)
REVENUE	$––	$––		$––

EXPENSES
Administrative	95.749	(32,000	) (a)	63,749
Consulting fees	196,682	––		196,682
Professional fees	147,699	1,300	(b)	148,999
Research and development	63,550	––		63,550
Financing expense	––	8,124	(c)	8,124
Impairment of intangible assets	––	––		––
Management fee	––	––		––
Recovery of loan	––	––		––
Depreciation	12,804			12,804
NET (LOSS) FROM OPERATIONS	(516,484)	22,576		(493,908)

OTHER INCOME (EXPENSES)
Other income				––
Loss on sale of equipment	––			––
Gain on settlement	––			––
Gain on adjustment on derivative / warrant liability to fair value of underlying securities	––			––

NET (LOSS) FOR THE PERIOD	$(516,484)	22,576		$(493,908)
COMPREHENSIVE LOSS
Loss on foreign currency translation		87,505	(d)	87,505
Unrealized gains (loss) on investments	––	(15,200	) (d)	(15,200)
TOTAL COMPREHENSIVE LOSS	(516,484)	$94,881		$(421,603)

NET (LOSS) PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00	) (a)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	135,467,642			135,467,642

(a)  To properly record adjustment for the change in an estimated liability.

(b)  To properly record professional fees related to the three months ended March 31, 2007.

(c)  To properly record imputed interest on related party notes for the three months ended March 31, 2007.

(d)  To properly disclose comprehensive income, including gain on foreign currency transiation and unrealized loss on marketable securities for the three months ended March 31, 2007.

9. SUBSEQUENT EVENTS

During April 2008 through June 2008, the Company issued 3,275,000 shares of common stock to various consultants/employees for $184,255 services provided.

During April 2008 through June 2008, the Company issued 13,572,500 shares of common stock related to the exercise of options through a reduction of debt.  Total debt reduction was $33,931.

During April 2008 through June 2008, the Company converted $7,700 of the payable due to related parties into 700,000 shares of its common stock with a fair value of $7,700 based on the quoted market price of our common stock on the date of grant of the underlying options.

On April 16, 2008, the Company entered into an agreement with Coral Capital Partners and its designee, Erik Nelson, to engage Erik Nelson as the Company’s Chief Restructuring Officer for a term of three months and shall renew automatically unless either party has given at least thirty days prior written notice.  The compensation under this agreement entails the issuance of 48,846,216 shares of common stock which were issued in June of 2008, and a cash fee based upon the value received for the accomplishment of a successful restructuring of the Company.  The stock was valued at $586,155, based on the quoted market price of the stock on the date of issuance.

On May 19, 2008 our common stock was delisted from the Over the Counter Bulletin Board (OTC BB) as a result of our failure to file this quarterly report in a timely manner with the SEC.  As a result our shares now trade on the Over the Counter Pink Sheets.  There are no assurances if and when we will be able to regain our listing on the OTC BB.

On June 18, 2008 we issued 3,750,000 shares of our common stock to the law firm of Pepper Hamilton, LLP in connection with a $35,000 reduction in our outstanding balance due the firm based on the quoted market price of the Company’s common stock on the date of issuance.

On June 18, 2008 we issued 817,213 shares of our common stock to the patent law firm of Ridout & Maybee in connection with a $20,430 reduction in our outstanding balance due the firm based on the quoted market price of the Company’s common stock on the date of issuance.

On June 18, 2008 we issued 600,000 shares of our common stock to law firm of Trombly Business Law in connection with a $6,577 reduction in our outstanding balance due the firm based on the quoted market price of the Company’s common stock on the date of issuance.

On June 18, 2008, we converted $1,200,000 of the payable due to Blaine Froats into 100,000,000 shares of its common stock with a fair value of $1,200,000 based on the quoted market price of our common stock on the date of grant of the underlying options.

On June 24, 2008 we issued 100,000 shares of our common stock related to an exercise of an option by a employee for cash.

On July 2, 2008 we issued 1,000,000 shares of our common stock to three consultants in return for services rendered valued at $10,000, based on the quoted market price of the Company’s common stock on the date of issuance..

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ, perhaps materially, from any future results, performance or achievements expressed or implied by forward-looking statements.  Forward-looking statements include, but are not limited to, statements about:

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

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” and similar expressions intended to identify forward-looking statements.  These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties.  Given these uncertainties, you should not place undue reliance on these forward-looking statements.  Any forward-looking statements, speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q, except as required by law.

Background

We are a development stage company.  We have not earned revenues from our technology through March 31, 2008.  We are currently developing our core technology which is focused on production of on-demand, pure, safe hydrogen. Hydrogen has numerous applications, such as a fuel to power internal combustion engines and fuel cells, and in bulk form, as a process ingredient in the food, pharmaceutical, oil refining, glass production and several other major manufacturing industries.  Our hydrogen production process is designed to overcome three major industry obstacles: affordability, storage and safety.  Our hydrogen production system leverages a chemical process that yields fuel-cell quality hydrogen with no known harmful by-products. Our hydrogen-maker can be scaled according to application and designed to directly supply almost any application on an as-needed basis, eliminating the need to store hydrogen in a compressed state.

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

Going Concern

These financial statements have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has experienced losses during the three months ended March 31, 2008 of $634,997, has a deficit accumulated in the development stage of $32,203,778 and has negative working capital of $1,379,336.  The Company’s ability to realize its assets and discharge its liabilities in the normal course of business is dependent upon continued support.  The Company is currently attempting to obtain additional financing through a restructuring effort to continue its operations. However, there can be no assurance that the Company will obtain sufficient additional funds from these sources.

These conditions cause substantial doubt about the Company’s ability to continue as a going concern. A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis.

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for the reporting of comprehensive income, its components and accumulated balances.  Comprehensive income is defined to include all changes in equity except those resulting from investments by owners or distributions to owners.  Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under the current accounting standards as a component of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.  Comprehensive income is displayed in the statement of shareholders’ equity and in the balance sheet as a component of shareholders’ deficit.

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

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” (SFAS 158”) SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the year but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending December 31, 2008. The adoption of SFAS 158 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement.” ("SFAS 157") The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on January 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

RESULTS OF OPERATIONS

FOR FISCAL QUARTER ENDED MARCH 31, 2008,

COMPARED TO THE FISCAL QUARTER ENDED MARCH 31, 2007

REVENUES

Since inception, we have had no revenues.

EXPENSES

We had total expenses of $638,646 and $493,908 during the three months ended March 31, 2008 and March 31, 2007, respectively. Our expenses for the three months ended March 31, 2008 and March 31, 2007 consisted of $69,180 and $63,749 in administrative expenses, $457,947 and $196,682 in consulting fees, $25,152 and $148,999 in professional fees, $62,439 and $63,550 for research and development, $18,631 and $8,124 for financing expense, and $5,297 and $12,804 in depreciation, respectively.

There was a decrease of $5,431 in administrative expenses in the fiscal quarter ending March 31, 2008 as compared to the fiscal quarter ending March 31, 2007. This decrease is attributed to reduction in expenditures to overall administrative needs over a multitude of areas, including travel, insurance and communications requirements.

There was an increase in consulting fee expenses of $261,265 in the fiscal quarter ending March 31, 2008 as compared to the fiscal quarter ending March 31, 2007.  The increase is partly attributed to issuance of 4,900,000 shares of our common stock valued at $137,030 based on the quoted market price of the common stock on the date of issuance.

Professional fees decreased by $123,847 in the fiscal quarter ending March 31, 2008 as compared to the fiscal quarter ending March 31, 2007.  This decrease is largely attributed to a reduction of legal expenses in connection with general operational activity.

There was a decrease in research and development expenses of $1,111 in the fiscal quarter ending March 31, 2008 as compared to the fiscal quarter ending March 31, 2007 as we continue on our course of action with testing and development of our hydrogen production systems as well as our valuable byproducts.

There was an increase in financing fees of $10,507 which represents interest imputed on the non-interest bearing advances from directors and related parties.

There was a decrease of $7,507 in depreciation expenses relative to our fixed assets as per our scheduled depreciation table.

Over the next 12 months, we anticipate that our expenses will not increase substantially over our expenses in the period ending March 31, 2008, unless additional financing is obtained.  In the event significant financing is obtained, we would expect that expenses will only increase in proportion with the amount of funds received as a result of any such financing.  We will continue as planned in the goals set for the continued development, sales and marketing of our hydrogen production system and sale of by-products.

NET LOSS

We had a net loss of $634,997 for the three months ended March 31, 2008, compared with a net loss of $493,908 in the three months ended March 31, 2007.  The increase of $141,089 in the net loss in the three quarters ended March 31, 2008 compared to the three months ended March 31, 2007 was attributable to the above aforementioned.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We incurred a net loss of $634,997 and $493,908 for the three months ended March 31, 2008 and March 31, 2007, respectively, and have an accumulated deficit of $32,203,778 at March 31, 2008.  We had $7,258 in cash on hand as of March 31, 2008.  Management may obtain additional capital principally through the sale of equity securities.  The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon our ultimately obtaining profitable operations.  We may not be successful in these activities.  Should any of these events not occur, the accompanying financial statements will be materially affected.

The Company believes that it will not have sufficient cash to meet its short-term capital requirements through the second quarter of 2008. Therefore, we will need to raise sufficient funds to meet our long-term capital needs. Due to no cash generated from operations, we currently do not have internally generated cash sufficient to pay all of our incurred expenses and other liabilities.  As a result, we are dependent on investor capital and loans to meet our expenses and obligations.  Although investor funds have allowed us to meet our obligations in the recent past, there can be no assurances that our present methods of generating cash flow will be sufficient to meet future obligations.  Historically, we have, from time to time, been able to raise additional capital, but there can be no assurances that we will be able to raise additional capital in this manner.

Net cash used in operating activities was $91,395 for the three month period ended March 31, 2008, compared with $210,582 for the three month period ended March 31, 2007.  The net cash used for this period resulted mainly from consulting fees. The consulting fees were paid in shares of our common stock as noted above in Expenses.

Net cash obtained from financing activities was $24,130 for the three month period ended March 31, 2008, compared with $65,084 for the three month period ended March 31, 2007.  In the three month period ended March 31, 2008, we received advances from one of our directors.

Net cash provided by investing activities for the three month period ended March 31, 2008 and 2007 was $0.

We do not believe that we will have sufficient cash to meet our short-term capital requirements, and there are no assurances that we will be able to raise sufficient funds to meet long-term capital needs.  We may also seek alternative sources of financing, including more conventional sources such as bank loans and credit lines, although no assurances in this regard can be made.  Further, the availability of any future financing may not be on terms that are satisfactory to us.  We have hired a

Chief Restructuring Officer to assist us in our negotiations with our creditors and evaluate the options available to the Company.  If we are unsuccessful in raising additional funding, we may evaluate potential acquisitions involving complementary businesses, content, products, or technologies.  We may enter into a business combination that results in a change in control of the company, or may substantially dilute our existing shareholders.

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

The Company has not been successful to date in its fund raising efforts, and as a result has hired a Chief Restructuring Officer to negotiate with the Company’s creditors and evaluate the options available to the Company.  These options include different financing alternatives and potential mergers, acquisitions, or business combinations with other companies.

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

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discusses our exposure to market risk related to changes in interest rates and foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our business, financial condition and results of operations.

The Company’s operations are in the Canada and virtually all of its assets and liabilities give rise to significant exposure to market risks from changes in foreign currency rates arising from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting during our most recent quarter that materially affected, or were reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During January 2008 through March 2008, the Company issued 4,900,000 shares of common stock to various consultants/employees for services rendered value at $137,030 based on the quoted market price of our common stock on the date of issuance.

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

10.2	Form of Securities Purchase Agreement between the Company and various purchasers (included as Exhibit 10.1 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).
10.3	Form of Registration Rights Agreement between the Company and various purchasers (included as Exhibit 10.2 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).
10.4	Form of Common Stock Purchase Warrant between the Company and various purchasers (included as Exhibit 10.3 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).
10.5	Securities Purchase Agreement between the Company and Feldman Weinstein, LLP (included as Exhibit 10.4 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).
10.6	Form of Common Stock Purchase Warrant between the Company and various purchasers (included as Exhibit 10.5 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).
10.7	Addendum to Securities Purchase Agreement between the Company and various purchasers (included as Exhibit 10.6 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).

Exhibit No.	Description of Exhibit
10.8	Addendum to Registration Rights Agreement between the Company and various purchasers (included as Exhibit 10.7 to the Form 10-KSB filed March 16, 2004, and incorporated herein by reference).
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

Date: September 25, 2008

Alternate Energy Corp.

Date: September 25, 2008	By:	/s/ BLAINE FROATS
Blaine Froats
Chief Executive Officer

Alternate Energy Corp.

Date: September 25, 2008	By:	/s/ JACK WASSERMAN
Jack Wasserman
Treasurer and Principal Accounting Officer