Form 10-Q
period 2008-06-30
ALTERNATE ENERGY CORP
filed 2008-09-25
CIK 1075773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

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

N/A

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

As of September 4, 2008, there were 329,539,948 shares of Common Stock outstanding.

ALTERNATE ENERGY CORP.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2008

INDEX

PART I - FINANCIAL INFORMATION
		Page
Item 1	Consolidated Balance Sheets as of June 30, 2008, and December 31, 2007 (Unaudited)	1
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007 “Restated” and the period from May 23, 2003 (inception) through June 30. 2008 “Restated”(Unaudited)	2
	Consolidated Statement of Stockholders’ Deficit for the Six Months Ended June 30, 2008 and 2007 “Restated” and the period from May 23, 2003 (inception) through June 30. 2008 (Unaudited)	3
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 “Restated” (Unaudited)	4
	Notes to the Unaudited Consolidated Financial Statements	5
Item 2	Management's Discussion and Analysis or Plan of Operation	11
Item 3	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4	Controls and Procedures	17

PART II - OTHER INFORMATION
Item 1	Legal Proceedings	18
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3	Defaults Upon Senior Securities	18
Item 4	Submission of Matters to a Vote of Security Holders	18
Item 5	Other Information	18
Item 6	Exhibits and Reports on Form 8-K	19

1

PART I

FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ALTERNATE ENERGY CORP. (A Development Stage Company) Consolidated Balance Sheets
	June 30, 2008 Unaudited	December 31, 2007
ASSETS
Current
Cash	$4,122	$30,908
Prepaid expenses and sundry assets	7,767	54,985
Marketable securities – restricted	39,273	28,529
	51,162	114,422
Other
Prepaid expenses and sundry assets	––	15,994
Property and equipment, net of accumulated amortization of $102,327 and $97,030 at June 30, 2008 and December 31, 2007, respectively	36,618	49,516
TOTAL ASSETS	$87,780	$179,932

LIABILITIES
Current
Accounts payable	$144,653	$292,569
Accrued liabilities	187,415	165,261
Due to directors and officers	322,333	706,521
Due to related parties	211,586	194,392
TOTAL LIABILITIES	865,987	1,358,743

STOCKHOLDERS’ DEFICIT
Capital stock: (par value $0.001) 327,614,948 and 148,134,019 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	327,615	148,134
Additional paid in capital	32,646,810	30,383,725
Accumulated other comprehensive loss	(113,971)	(141,889)
Deficit accumulated during development stage	(33,638,661)	(31,568,781)
TOTAL STOCKHOLDERS’ DEFICIT	(778,207)	(1,178,811)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$87,780	$179,932

{See accompanying notes to the financial statements.}

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended June 30, 2008 (Unaudited)	Three Months Ended June 30, 2007 “Restated” (Unaudited)	Six Months Ended June 30, 2008 (Unaudited)	Six Months Ended June 30, 2007 “Restated” (Unaudited)	May 23, 2003 (Inception) To June 30, 2008 “Restated” (Unaudited)
REVENUE	$––	$––	$––	$––	$––

EXPENSES
Administrative	16,276	48,898	85,456	112,647	1,732,668
Consulting fees	831,675	157,475	1,289,622	354,157	16,065,403
Professional fees	8,068	18,258	33,220	167,258	1,607,194
Research and development	99	100,744	62,538	164,294	756,949
Financing expense	15,219	9,795	33,850	17,919	679,500
Impairment of intangible assets	––	––	––	––	2,165,458
Management fee	––	––	––	––	240,000
Recovery of loan	––	––	––	––	(202,000)
Depreciation	2,913	11,394	8,210	24,198	239,956
NET LOSS FROM OPERATIONS	(874,250)	(346,564)	(1,512,896)	(840,473)	(23,285,128)

OTHER INCOME (EXPENSES)
Other income	301	––	3,950	––	19,333
Loss on sale of equipment	––	––	––	––	(65,235)
Losses on settlements	(560,934)	––	(560,934)	––	(343,491)
Gain on adjustment on derivative / warrant liability to fair value of underlying securities	––	––	––	––	907,912

NET LOSS FOR THE PERIOD	$(1,434,883)	$(346,564)	$(2,069,880)	$(840,473)	$(22,766,609)
COMPREHENSIVE LOSS
Gains/(losses) on foreign currency translation	(26,711)	(30,254)	17,174	57,251	(5,051)
Unrealized gains/(losses) on investments	15,817	(7,200)	10,744	(22,400)	(108,920)
TOTAL COMPREHENSIVE LOSS	$(1,445,777)	$(384,018)	$(2,041,962)	$(805,622)	$(22,880,580)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	178,645,732	139,269,217	165,379,576	137,378,931

{See accompanying notes to the financial statements.}

ALTERNATE ENERGY CORP. (A Development Stage Company) Consolidated Statement of Stockholders’ Deficit For the Six Months Ended June 30, 2008 (Unaudited)
			Additional	Accumulated Other Comprehensive	Deficit Accumulated During	Total
	Common Stock		Paid-in	Income	Development	Stockholders’
	Shares	Amount	Capital	(Loss)	Stage	Deficit
December 31, 2007	148,134,019	148,134	30,383,725	(141,889)	(31,568,781)	(1,178,811)
Stock options issued for services	––	––	207,030	––	––	207,030
Modifications of options	––	––	58,826	––	––	58,826
Issue of shares for services	57,021,216	57,021	713,389	––	––	770,410
Issue of shares for cash	920,000	920	19,240	––	––	20,160
Stock options exercised for cash	100,000	100	150	––	––	250
Stock options exercised through reduction of note	14,572,500	14,573	39,358	––	––	53,931
Warrants issued for services	––	––	8,248	––	––	8,248
Issue of shares for note conversion - director	101,000,000	101,000	1,119,000	––	––	1,220,000
Issue of shares for note conversion – related party	700,000	700	7,000	––	––	7,700
Shares issued to settle trade payables	5,167,213	5,167	56,840	––	––	62,007
Unrealized gains on securities	––	––	––	10,744	––	10,744
Imputed interest on director note	––	––	34,004	––	––	34,004
Foreign currency translation/adjustment	––	––	––	17,174	––	17,174
Net loss	––	––	––	––	(2,069,880)	(2,069,880)
June 30, 2008 (Unaudited)	327,614,948	$327,615	$32,646,810	$(113,971)	$(33,638,661)	$(778,207)

{See accompanying notes to the financial statements.}

ALTERNATE ENERGY CORP. (A Development Stage Company) Consolidated Statements of Cash Flows Unaudited
Six months Ending June 30	2008	“Restated” 2007	May 23, 2003 (Inception) To June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,069,880)	$(840,473)	$(22,766,609)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Stock based expenses	1,044,515	426,490	14,889,549
Impairment of intangible assets	––	––	2,165,458
Depreciation and amortization	8,210	24,198	239,956
Accretion of principal related to convertible debt	––	––	494,715
Gain on derivatives related to warrants	––	––	(907,912)
Loss on sale of marketable securities	––	––	143,130
Loss (Gain) on settlement	560,934	––	343,491
Loss on sale of equipment	––	––	65,235
Imputed interest	34,004	––	123,246
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and sundry assets	60,722	(24,306)	(10,257)
Increase (decrease) accounts payable and accrued liabilities	49,404	97,039	333,227
Increase (decrease) in due to directors and officers	227,062	––	1,069,250
Increase (decrease) in deferred revenue	––	––	(81,086)
Net cash used in operating activities	(85,029)	(317,052)	(3,898,607)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	––	(2,043)	(433,015)
Purchase of patents and technology	––	––	(154,373)
Proceeds from buy out of lease	8,000	––	8,000
Proceeds from sale of equipment	4,689	––	63,214
Investment in marketable securities	––	––	(153,562)
Net cash provided by (used in) investing activities	12,689	(2,043)	(669,736)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common shares for cash	20,410	25,000	3,525,225
Advances from directors and officers	7,970	160,547	493,695
Principal received from notes payable	––		500,000
Cash received in settlement	––	––	85,000
Net cash provided by financing activities	28,380	185,547	4,603,920

EFFECT OF FOREIGN EXCHANGE RATES	17,174	57,251	(31,455)
NET INCREASE (DECREASE) IN CASH DURING PERIOD	(26,786)	(76,297)	4,122

CASH, BEGINNING OF THE PERIOD	30,908	97,443	––

CASH, END OF THE PERIOD	$4,122	$21,146	$4,122
Non-cash activities
Common shares issued for patents and technology (net)	––	––	2,032,007
Issuance of common stock for note conversion			502,415
Shares issued to settle related party debt	7,700	––	7,700
Shares issued to settle trade payables	62,007	––	62,007
Common shares issued in satisfaction of	1,220,000	––	1,645,000
director and officer debt			0
Stock options issued for note conversion	53,931	––	53,931
Gain of marketable securities	10,744		10,744

{See accompanying notes to the financial statements.}

ALTERNATE ENERGY CORP.

(A Development Stage Company)

NOTES TO THE (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED June 30, 2008

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

2. BACKGROUND INFORMATION

Alternate Energy Corp. (the “Company”), formerly known as COI Solutions, Inc., was incorporated in the State of Nevada on August 1, 1997.  On May 22, 2003, we acquired all the assets of AEC I, Inc. formerly known as Alternate Energy Corporation, and changed our name to Alternate Energy Corp.  The Company commenced active business operations on June 1, 2003 and is considered to be a development stage company under SFAS 7.  Since 2003, the Company has had the objective of producing a clean, on demand hydrogen technology that would have global, multiple market applications on both a small and large scale.  The Company’s hydrogen production system leverages a non-toxic proprietary chemical reaction that yields high quality hydrogen along with a number of globally valuable chemical compounds.  The Company’s process is entirely chemical, not requiring electrolysis or any external source of electrical power.

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

The Company has been working diligently to continue to raise capital for the continuation of its business strategy to refine, build, certify and sell hydrogen production units for backup power, as well as the possible building of pilot plants to create and market high demand, chemical by-products.  The Company has not been successful to date in its fund raising efforts, and as a result has hired a Chief Restructuring Officer to negotiate with the Company’s creditors and evaluate the options available to the Company.  These options include different financing alternatives and potential mergers, acquisitions, or business combinations with other companies.

3.  GOING CONCERN

These financial statements have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has experienced a loss for the six months ended June 30, 2008 of $2,069,880, has a deficit accumulated in the development stage of $33,638,661 and has negative working capital of $814,825.  The Company’s ability to realize its assets and discharge its liabilities in the normal course of business is dependent upon continued support.  The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations.  However, there can be no assurance that the Company will obtain sufficient additional funds from these sources.

These conditions cause substantial doubt about the Company’s ability to continue as a going concern. A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis.

4. MARKETABLE SECURITIES - RESTRICTED

As of June 30, 2008, the Company holds 800,000 restricted shares of common stock of Carthew Bay Technologies, Inc. (OTC:  CWBYF) and the rights to purchase 1,500,000 warrants at $0.19 for a period of three years.  The shares are considered restricted because they are being held as collateral by our former auditor with an outstanding balance owed.  During the six months ended June 30, 2008, the Company had an unrealized gain on marketable securities of $10,744.

5. RELATED PARTY TRANSACTIONS

As of June 30, 2008, the Company was indebted $322,333 (as of December 31, 2007 - $706,521) to a director, Blaine Froats. The agreement was put in writing and executed on January 1, 2005 and amended on January 1, 2006 and January 2, 2007 to reflect the outstanding amount owed.  The amount of $322,333 does not represent a one-time lump sum but rather a series of transactions between January 2003 and June 2008.

The Company is indebted to Marilyn Froats, spouse of Blaine Froats, for $211,586 as of June 30, 2008 (as of December 31, 2007 – $25,000 was due to Jason Froats and $169,392 was due to Marilyn Froats) in consulting fees for the services rendered during the period between July 1, 2005 to June 30, 2008.

6. CAPITAL STOCK

The Company is authorized under its charter to issue 500,000,000 shares of common stock, par value 0.001 per share. At June 30, 2008 and December 31, 2007, there were 327,614,948 and 148,134,019 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2008, the Company issued 57,021,216 shares of common stock for services valued at $770,410 based on the quoted market price of the Company’s common stock on the date of issue.  On April 16, 2008, the Company entered into an agreement with Coral Capital Partners and its designee, Erik Nelson, to engage Erik Nelson as the Company’s Chief Restructuring Officer for a term of three months.  The agreement will renew automatically unless either party has given at least thirty days prior written notice.  The compensation under this agreement entails the issuance of 48,846,216 shares of common stock which were issued in June of 2008, and a cash fee based upon the value received for the accomplishment of a successful restructuring of the Company.  The Company has valued the stock at $586,155 based on the quoted market price of the Company’s common stock on the date of issuance.  This amount is included in the total stock for services value $770,410.

During the six months ended June 30, 2008, certain vendors were issued 5,167,213 shares of the Company’s common stock in settlement of $62,007 of trade payables.  This was a non-cash transaction.

During the six months ended June 30, 2008, consultants exercised 100,000 options, at an exercise price of $0.0025, or $250.  This was a cash transaction.

During the six  months  ended  June 30, 2008, certain related parties exercised their option to purchase 14,572,500 shares of the Company’s common stock in satisfaction of $53,931 of the debt owed him by the Company.  This was a non-cash transaction where options were exercised and debt was reduced.

During the six months ended June 30, 2008, the Company sold 920,000 shares of common stock for $20,160 cash.

During the six months ended June 30, 2008, 101,000,000 shares of the Company’s common stock were issued to a director for a total debt reduction of $520,000.  This was a non-cash transaction, and the difference between the fair market value of the shares granted and the debt reduction was recognized as a loss on settlement of $700,000.

During the six months ended June 30, 2008, 700,000 shares of the Company’s common stock were issued to related parties for a total debt reduction of $25,000. This was a non-cash transaction, and the difference between the fair market value of the shares granted and the debt reduction was recognized as a gain on settlement in the financial statements.

During January 2008, the Company granted 12,500,000 fully vested stock options pursuant to the Stock Plan.  The  weighted-average  estimated  fair  value  of  the stock  options  granted was $0.02 per share using the  Black-Scholes  model  with  the  following  assumptions:

Term	3 years
Expected volatility	155.58%
Risk-free interest rate	2.28%

Based on the Company's limited forfeiture history, the Company utilized a zero percent rate for estimated forfeitures. The total fair value of options granted during the six months ended June 30, 2008 was $207,030.

On January 25, 2008, the Company re-valued 6,202,500 options to $0.02. The aggregate sum of the 6,202,500 options was at an exercise price of $0.03. These options were re valued to retain good faith in the Company’s service personnel pertaining to the downward flux in stock price. The re pricing of the options using the BlackScholes option pricing model with a volatility of 248% and a discount rate of 2.28% was compared to the  previous model and the difference in fair value of $8,786 was expensed in accordance with pargraph 51 of FASB statement 123R.

On May 22, 2008, the Company re-valued its 16,802,500 total outstanding options to $0.013. The aggregate sum of the 16,802,500 options was at an exercise price of $0.0025. These options were re valued to retain good faith in the Company’s service personnel pertaining to the downward flux in stock price. The re pricing of the options using the BlackScholes option pricing model with a volatility of 248% and a discount rate of 2.28% was compared to the  previous model and the difference in fair value of $50,041 was expensed in accordance with pargrpah 51 of FASB statement 123R.

7. STOCK WARRANTS

During the six months ended June 30, 2008, the Company issued warrants to  purchase  250,000  shares of the Company's common stock at an exercise price of $0.08 per share. These warrants have a term of seven years.  The  fair value of these warrants of approximately $8,248 was calculated  using  the  Black-Scholes  pricing  model  with  the  following assumptions-  dividend yield of 0%; a volatility of 154% and a discount rate of 5.07%. In accordance with EITF 00-19, Accounting for Derivative  Financial Instruments Indexed to, and Potentially Settled in, a Company's  Own  Stock,  these warrants have been accounted for as permanent equity  instruments.

8. RESTATEMENT

In its June 30, 2007 Form 10Q filing, the Company failed to disclose the components of Other comprehensive income on the face of the Statement of Operations for the three and six months ended June 30, 2007.  Also, there were several audit adjustments recorded as part of our December 31, 2007 audit that affected the three and six month period ended June 30, 2007.

In all other material respects, the financial statements are unchanged.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
Three months ending June 30	2007 (as reported)	Adjustments		2007 (restated)
REVENUE	$––	$––		$––

EXPENSES
Administrative	48,898			48,898
Consulting fees	157,475			157,475
Professional fees	16,958	1,300	(a)	18,258
Research and development	100,744			100,744
Financing expense	––	9,795	(b)	9,795
Impairment of intangible assets	––			––
Management fee	––			––
Recovery of loan	––			––
Depreciation	11,394			11,394
NET (LOSS) FROM OPERATIONS	(335,468)	(11,095)		(346,564)

OTHER INCOME (EXPENSES)
Other income				––
Loss on sale of equipment	––			––
Gain on settlement	––			––
Gain on adjustment on derivative / warrant liability to fair value of underlying securities	––			––

NET (LOSS) FOR THE PERIOD	$(335,468)	(11,095)		$(346,564)
COMPREHENSIVE LOSS
Loss on foreign currency translation		(30,254	) (c)	(30,254)
Unrealized gains (loss) on investments	––	(7,200	) (c)	(7,200)
TOTAL COMPREHENSIVE LOSS	(335,468)	$(48,549)		$(384,018)

NET (LOSS) PER SHARE, BASIC AND DILUTED	$(0.002)	$(0.001)		$(0.003)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	139,269,217			139,269,217

(a)

To properly record professional fees related to the three months ended June 30, 2007.

(b)

To properly record imputed interest on related party notes for the three months ended June 30, 2007.

(c)

To properly disclose comprehensive income, including loss on foreign currency translation and unrealized loss on marketable securities for the three months ended June 30, 2007.

ALTERNATE ENERGY CORP.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
Six months ending June 30	2007 (as reported)	Adjustments		2007 (restated)
REVENUE	$––	$––		$––

EXPENSES
Administrative	144,647	(32,000	) (a)	112,647
Consulting fees	354,157			354,157
Professional fees	164,657	2,601	(b)	167,258
Research and development	164,294			164,294
Financing expense	––	17,919	(c)	17,919
Impairment of intangible assets	––			––
Management fee	––			––
Recovery of loan	––			––
Depreciation	24,198			24,198
NET (LOSS) FROM OPERATIONS	(851,952)	11,480		(840,473)

OTHER INCOME (EXPENSES)
Other income	––			––
Loss on sale of equipment	––			––
Gain on settlement	––			––
Gain on adjustment on derivative / warrant liability to fair value of underlying securities	––			––

NET (LOSS) FOR THE PERIOD	$(851,952)	11,480		(840,473)
COMPREHENSIVE LOSS
Loss on foreign currency translation		57,251	(d)	57,251
Unrealized gains (loss) on investments	––	(22,400	) (d)	(22,400)
TOTAL COMPREHENSIVE LOSS	$(851,952)	$46,331		$(805,622)

NET (LOSS) PER SHARE, BASIC AND DILUTED	$(0.006)	$(0.00)		$(0.006)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	137,378,931			137,378,931

(a)

To properly record adjustment for the change in an estimated liability.

(b)

To properly record professional fees related to the six months ended June 30, 2007.

(c)

To properly record imputed interest on related party notes for the six months ended June 30, 2007.

(d)

To properly disclose comprehensive income, including loss on foreign currency translation and unrealized loss on marketable securities for the six months ended June 30, 2007.

9. SUBSEQUENT EVENTS

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

Background

We are a development stage company.  We have not earned revenues from our technology through June 30, 2008.  We are currently developing our core technology which is focused on production of on-demand, pure, safe hydrogen. Hydrogen has numerous applications, such as a fuel to power internal combustion engines and fuel cells, and in bulk form, as a process ingredient in the food, pharmaceutical, oil refining, glass production and several other major manufacturing industries.  Our hydrogen production process is designed to overcome three major industry obstacles: affordability, storage and safety.  Our hydrogen production system leverages a chemical process that yields fuel-cell quality hydrogen with no known harmful by-products. Our hydrogen-maker can be scaled according to application and designed to directly supply almost any application on an as-needed basis, eliminating the need to store hydrogen in a compressed state.

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

Our fund raising efforts have not been successful and we have no reasonable expectations of future funding.  On April 16, 2008, the Company hired a Chief Restructuring Officer for the purposes of negotiating revised payment terms with our creditors, to consider and help us evaluate different funding options, and to evaluate companies interested in potential mergers, acquisitions, or business combinations with the company.  We are considering other business ventures and options at this time as there can be no assurance that our current business plan will ever achieve revenue and ultimately profitability.

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

Going Concern

These financial statements have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has experienced losses during the six months ended June 30, 2008 of $2,069,880, has a deficit accumulated in the development stage of $33,638,661 and has negative working capital of $814,825.  The Company’s ability to realize its assets and discharge its liabilities in the normal course of business is dependent upon continued support.  The Company is currently attempting to obtain additional financing through a restructuring effort to continue its operations. However, there can be no assurance that the Company will obtain sufficient additional funds from these sources.

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

RESULTS OF OPERATIONS

FOR THREE MONTHS ENDED JUNE 30, 2008,

COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

REVENUES

Since inception, we have had no revenues.

EXPENSES

We had total expenses of $874,250 and $346,564 during the three months ended June 30, 2008 and 2007, respectively. Our expenses for the three months ended June 30, 2008 and 2007 consisted of $16,276 and $48,898 in administrative expenses, $831,675 and $157,475 in consulting fees, $8,068 and $18,258 in professional fees, $99 and $100,744 for research and development, $15,219 and $9,975 for financing expense, and $2,913 and $11,394 in depreciation, respectively.

There was a decrease of $32,622 in administrative expenses in the fiscal quarter ending June 30, 2008 as compared to the fiscal quarter ending June 30, 2007. This decrease is attributed to reduction in expenditures to overall administrative needs over a multitude of areas, including travel, insurance and communications requirements.

There was an increase in consulting fee expenses of $674,200 in the fiscal quarter ending June 30, 2008 as compared to the fiscal quarter ending June 30, 2007.  The increase is partly attributed to issuance of 57,021,216 shares of our common stock valued at $770,410 based on the quoted market price of the common stock on the date of issuance.

Professional fees decreased by $10,190 in the fiscal quarter ending June 30, 2008 as compared to the fiscal quarter ending June 30, 2007.  This decrease is largely attributed to a reduction of legal expenses in connection with general operational activity.

There was a decrease in research and development expenses of $100,645 in the fiscal quarter ending June 30, 2008 as compared to the fiscal quarter ending June 30, 2007 as we work to restructure our business strategy, we have reduced our research and development costs.

There was an increase in financing fees of $5,424 in the fiscal quarter ending June 30, 2008 as compared to the fiscal quarter ending June 30, 2007, which represents interest imputed on the non-interest bearing advances from directors and related parties.

There was a decrease of $8,481 in depreciation expenses relative to our fixed assets as per our scheduled depreciation table.

Over the next 12 months, we anticipate that our expenses will not increase substantially over our expenses during the six months ending June 30, 2008, unless additional financing is obtained.  In the event significant financing is obtained, we would expect that expenses will only increase in proportion with the amount of funds received as a result of any such financing.  We will continue as planned in the goals set for the continued development, sales and marketing of our hydrogen production system and sale of by-products.

NET LOSS

We had a net loss of $1,434,883 for the three months ended June 30, 2008, compared with a net loss of $346,564 in the three months ended June 30, 2007.  The increase of $1,088,319 in the net loss in the three quarters ended June 30, 2008 compared to the three months ended June 30, 2007 was attributable to the above aforementioned.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2008,

COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

REVENUES

Since inception, we have had no revenues.

EXPENSES

We had total expenses of $1,512,896 and $840,473 during the six months ended June 30, 2008 and 2007, respectively. Our expenses for the six months ended June 30, 2008 and 2007 consisted of $85,456 and $112,647 in administrative expenses, $1,289,622 and $354,157 in consulting fees, $33,220 and $167,258 in professional fees, $62,538 and $164,294 for research and development, $33,850 and $17,919 for financing expense, and $8,210 and $24,198 in depreciation, respectively.

There was a decrease of $27,191 in administrative expenses for the six months ending June 30, 2008 as compared to the six months ending June 30, 2007. This decrease is attributed to reduction in expenditures to overall administrative needs over a multitude of areas, including travel, insurance and communications requirements.

There was an increase in consulting fee expenses of $935,465 for the six months ending June 30, 2008 as compared to the six months ending June 30, 2007.  The increase is partly attributed to issuance of 57,021,216 shares of our common stock valued at $770,410 based on the quoted market price of the common stock on the date of issuance.

Professional fees decreased by $134,038 for the six months ending June 30, 2008 as compared to the six months ending June 30, 2007.  This decrease is largely attributed to a reduction of legal expenses in connection with general operational activity.

There was a decrease in research and development expenses of $101,756 for the six months ending June 30, 2008 as compared to the six months ending June 30, 2007 as we continue on our course of action with testing and development of our hydrogen production systems as well as our valuable byproducts.

There was an increase in financing fees of $15,931 for the six months ending June 30, 2008 as compared to the six months ending June 30, 2007, which represents interest imputed on the non-interest bearing advances from directors and related parties.

There was a decrease of $15,988 in depreciation expenses relative to our fixed assets as per our scheduled depreciation table.

Over the next 12 months, we anticipate that our expenses will not increase substantially over our expenses in the six month period ending June 30, 2008, unless additional financing is obtained.  In the event significant financing is obtained, we would expect that expenses will only increase in proportion with the amount of funds received as a result of any such financing.  We will continue as planned in the goals set for the continued development, sales and marketing of our hydrogen production system and sale of by-products.

NET LOSS

We had a net loss of $2,069,880 for the six months ended June 30, 2008, compared with a net loss of $840,473 in the six months ended June 30, 2007.  The increase of $1,229,407 of the net loss for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was attributable to the above aforementioned.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We incurred a net loss of $2,069,880 and $840,473 for the six months ended June 30, 2008 and 2007, respectively, and have an accumulated deficit of $33,638,661 at June 30, 2008.  We had $4,122 in cash on hand as of June 30, 2008.  Management may obtain additional capital principally through the sale of equity securities.  The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon our ultimately obtaining profitable operations.  We may not be successful in these activities.  Should any of these events not occur, the accompanying financial statements will be materially affected.

The Company believes that it will not have sufficient cash to meet its short-term capital requirements through the third quarter of 2008. Therefore, we will need to raise sufficient funds to meet our long-term capital needs. Due to no cash generated from operations, we currently do not have internally generated cash sufficient to pay all of our incurred expenses and other liabilities.  As a result, we are dependent on investor capital and loans to meet our expenses and obligations.  Although investor funds have allowed us to meet our obligations in the recent past, there can be no assurances that our present methods of generating cash flow will be sufficient to meet future obligations.  Historically, we have, from time to time, been able to raise additional capital, but there can be no assurances that we will be able to raise additional capital in this manner.

Net cash used in operating activities was $85,029 for the six month period ended June 30, 2008, compared with $317,052 for the six month period ended June 30, 2007.  The net cash used for this period resulted mainly from consulting fees. The consulting fees were paid in shares of our common stock as noted above in Expenses.

Net cash obtained from financing activities was $28,380 for the six month period ended June 30, 2008, compared with $185,547 for the six month period ended June 30, 2007.  In the six month period ended June 30, 2008, we received advances from one of our directors.

Net cash provided by investing activities for the six month period ended June 30, 2008 and 2007 was $28,380 and ($2,043), respectively.

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

Subsequent Developments

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

None.

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

Date: September 25, 2008

Alternate Energy Corp.

By:	/s/ BLAINE FROATS
Blaine Froats
Chief Executive Officer

Alternate Energy Corp.

By:	/s/ JACK WASSERMAN
Jack Wasserman
Treasurer and Principal Accounting Officer