Form 10-Q
period 2008-09-30
ALTERNATE ENERGY CORP
filed 2008-11-13
CIK 1075773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

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

As of October 31, 2008, there were 363,329,949 shares of Common Stock outstanding.

ALTERNATE ENERGY CORP.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2008

INDEX

PART I FINANCIAL INFORMATION

Page

Item 1.      Consolidated Financial Statements.

1

Consolidated Balance Sheets

1

Consolidated Statements of Operations

2

Consolidated Statement of Stockholders’ Deficit

3

Consolidated Statements of Cash Flows

4

Notes To The (Unaudited) Consolidated Financial Statements

6

Item 2.       Management’s Discussion And Analysis Or Plan Of Operation.

12

Item 3.       Quantitative And Qualitative Disclosures About Market Risk

17

Item 4.       Controls And Procedures.

17

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

19

Item 2.       Unregistered Sales Of Equity Securities And Use Of Proceeds.

20

Item 3.       Defaults Upon Senior Securities.

20

Item 4.       Submission Of Matters To A Vote Of Security Holders.

20

Item 5.       Other Information.

20

Signatures

PART I

FINANCIAL INFORMATION

ITEM 1.

CONSOLIDATED FINANCIAL STATEMENTS.

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
ASSETS	(Unaudited)
Current
Cash	$4,276	$30,908
Prepaid expenses and sundry assets	5,238	54,985
Marketable securities – restricted	24,000	28,529
	33,514	114,422
Other
Prepaid expenses and sundry assets	-	15,994
Property and equipment, net of accumulated depreciation of $105,358 and $97,030 at September 30, 2008 and December 31, 2007, respectively	26,345	49,516
TOTAL ASSETS	59,859	179,932

LIABILITIES
Current
Accounts payable	184,756	292,569
Accrued liabilities	250,601	165,261
Due to directors and officers	340,924	706,521
Due to related parties	225,001	194,392
TOTAL LIABILITIES	1,001,282	1,358,743

STOCKHOLDERS’ DEFICIT
Capital stock: (par value $0.001) 358,267,948 and 148,134,019 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	358,268	148,134
Additional paid in capital	32,971,131	30,383,725
Accumulated other comprehensive loss	(120,111)	(141,889)
Accumulated deficit during development stage	(34,150,711)	(31,568,781)
TOTAL STOCKHOLDERS’ DEFICIT	(941,423)	(1,178,811)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$59,859	$179,932

(See accompanying notes to the financial statements.)

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30, 2008 (Unaudited)	Nine Months Ended September 30, 2007 “Restated” (Unaudited)	Three Months Ended September 30, 2008 (Unaudited)	Three Months Ended September 30, 2007 “Restated” (Unaudited)	May 23, 2003 (Inception) To September 30, 2008 “Restated” (Unaudited)
REVENUE	$––	$––	$––	$––	$––

EXPENSES
Administrative	165,709	139,756	80,253	27,109	1,812,921
Consulting fees	1,384,128	497,669	94,506	143,512	16,159,909
Professional fees	51,831	201,751	18,611	34,493	1,625,805
Research and development	62,538	164,294	––	––	756,949
Financing expense	44,114	29,081	10,264	11,162	689,764
Impairment of intangible assets	––	––	––	––	2,165,458
Management fee	––	––	––	––	240,000
Recovery of loan	––	––	––	––	(202,000)
Depreciation	10,904	35,063	2,694	10,865	242,650
NET LOSS FROM OPERATIONS	(1,719,224)	(1,067,614)	(206,328)	(227,141)	(23,491,456)

OTHER INCOME (EXPENSES)
Other income	5,531	5,749	1,581	5,749	20,914
Loss on sale of equipment	––	(41,160)	––	(41,160)	(65,235)
Losses on settlements	(868,237)	––	(307,303)	––	(650,794)
Gain on adjustment on derivative / warrant liability to fair value of underlying securities	––	––	––	––	907,912

NET LOSS FOR THE PERIOD	(2,581,930)	(1,103,025)	(512,050)	(262,552)	(23,278,659)
COMPREHENSIVE LOSS
Gains/(losses) on foreign currency translation	27,034	(210,962)	9,860	(268,213)	4,809
Unrealized gains/(losses) on investments	(5,256)	(22,400)	(16,000)	––	(124,920)

TOTAL COMPREHENSIVE LOSS	(2,560,152)	(1,336,387)	(518,190)	(530,765)	(23,398,770)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
	250,543,979	139,164,516	328,426,084	142,677,461

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

For the Nine Months Ended September 30, 2008 (Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Other Compr. Gains (Losses)	Accumulated Deficit During the Development Stage	Total Sotckholders’ Deficit

December 31, 2007	148,134,019	$148,134	$30,383,725	$(141,889)	$(31,568,781)	$(1,178,811)

Stock options granted			207,030			207,030
Modification of options			58,826			58,826
Issue of shares for services	59,674,216	59,674	746,419			806,093
Issue of shares for cash	920,000	920	19,240			20,160
Stock options exercised for cash	100,000	100	150			250
Stock options exercised	14,572,500	14,573	39,358			53,931
Warrants issued			8,248			8,248
Issue of shares for note conversion	101,000,000	101,000	1,119,000			1,220,000
Issue of shares for note conversion – related party	700,000	700	7,000			7,700
Shares issued to settle trade payables	5,167,213	5,167	56,840			62,007
Shares issued to settle lawsuit	28,000,000	28,000	280,000			308,000
Unrealized loss on securities				(5,256)		(5,256)
Imputed interest on director note			45,295			45,295
Foreign currency translation adjustment				27,034		27,034
Net loss, nine months ended September 30, 2008					(2,581,930)	(2,581,930)

September 30, 2008	358,267,948	$358,268	$32,971,131	$(120,111)	$(34,150,711)	$(941,423)

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Consolidated Statements of Cash Flows

Unaudited

Nine months Ending September 30	2008	2007 (Restated)	Inception To Date
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,581,930)	$(1,103,025)	$(23,278,659)

Stock based expenses	1,080,197	420,590	14,925,232
Impairment of intangible asset	––	––	2,165,458
Depreciation expense	10,904	35,063	242,651
Accretion of principal related to convertible debt	––	––	494,715
Gain on derivatives related to warrants	––	––	(907,912)
Loss on sale of marketable securities	––	––	143,130
Losses on settlements	868,237	––	650,794
Loss on sale of equipment	-	113,988	65,235
Imputed interest	45,295	29,081	134,537
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses and sundry assets	63,772	14,473	(7,207)
Increase (decrease) accounts payable and accrued liabilities	112,604	274,537	396,425
Increase (decrease) deferred revenue	––	––	(81,086)
Increase (decrease) in due to directors and officers	262,464	181,587	1,104,652

Net cash used in operating activities	(138,457)	(33,706)	(3,952,035)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	––	(2,043)	(433,015)
Purchase of patents and technology	––	––	(154,373)
Proceeds from buy out of lease	8,000	––	8,000
Proceeds from sale of equipment	11,747	56,319	70,272
Investment in marketable securities	––	––	(153,562)

Net cash provided by (used in) investing activities	19,747	54,276	(662,678)

CASH FLOWS FROM FINANCING ACTIVITIES
Issue of common shares for cash	20,410	25,000	3,525,225
Principal received from notes payable	––	––	500,000
Advances from directors and officers	8,573	57,061	494,298
Repayment of loans to directors	(4,000)	––	(4,000)
Cash advances from acquisition target	40,061	––	40,061
Cash received in settlement	––	––	85,000

Net cash provided by financing activities	65,044	82,061	4,640,584
EFFECT OF FOREIGN EXCHANGE RATES	27,034	(148,647)	(21,595)
NET INCREASE (DECREASE) IN CASH DURING PERIOD	(26,632)	(46,016)	4,276

CASH, BEGINNING OF THE PERIOD	30,908	97,443	––

CASH, END OF THE PERIOD	$4,276	$51,427	$4,276

(See accompanying notes to the financial statements.)

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Supplemental Disclosures of Non-Cash Financing Activities

Unaudited

Nine months Ending September 30	2008	2007 (Restated)	Inception To Date
Common shares issued for patents and technology (net)	––	––	2,032,007
Issuance of common stock for note conversion	––	494,715	494,715
Shares issued to settle related party debt	7,700	––	7,700
Shares issued to settle trade payables	62,007	––	62,007
Common shares issued in satisfaction of director and officer debt	1,220,000	200,000	1,645,000
Stock options issued for note conversion	53,931	––	53,931
Gain/(loss) on marketable securities	(5,256)	––	124,920
Property sold for receivable	520	––	520

(See accompanying notes to the financial statements.)

ALTERNATE ENERGY CORP.

(A Development Stage Company)

NOTES TO THE (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2008

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

As contemplated by the Securities and Exchange Commission (the “SEC”) under Rule 10-01 of Regulation S-X, the accompanying financial statements and related footnotes have been condensed and do not contain certain information that is included in the Company’s annual financial statements and footnotes thereto. For further information, refer to the financial statements and related footnotes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB/A.

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

3.

GOING CONCERN

These financial statements have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has experienced a loss for the nine months ended September 30, 2008 of $2,581,930, has a deficit accumulated in the development stage of $34,150,711 and has negative working capital of $967,768.  The Company’s ability to realize its assets and discharge its liabilities in the normal course of business is dependent upon continued support.  The Company is currently attempting to obtain additional financing from its existing shareholders and other strategic investors to continue its operations.  However, there can be no assurance that the Company will obtain sufficient additional funds from these sources.

These conditions cause substantial doubt about the Company’s ability to continue as a going concern. A failure to continue as a going concern would require that stated amounts of assets and liabilities be reflected on a liquidation basis that could differ from the going concern basis.

4.

MARKETABLE SECURITIES - RESTRICTED

As of September 30, 2008, the Company holds 800,000 restricted shares of common stock of Carthew Bay Technologies, Inc. (OTC:  CWBYF) and the rights to purchase 1,500,000 warrants at $0.19 for a period of three years.  The shares are considered restricted because they are being held as collateral by a vender with an outstanding balance owed.  During the nine months ended September 30, 2008, the Company had an unrealized loss on marketable securities of $5,256.

5.

RELATED PARTY TRANSACTIONS

As of September 30, 2008, the Company was indebted $340,924 (as of December 31, 2007 - $706,521) to a director, Blaine Froats. The agreement was put in writing and executed on January 1, 2005 and amended on January 1, 2006 and January 2, 2007 to reflect the outstanding amount owed.  The amount of $340,924 does not represent a one-time lump sum but rather a series of transactions between January 2003 and September 2008.

The Company is indebted to Marilyn Froats, spouse of Blaine Froats, for $225,001 (as of December 31, 2007 - $169,392 to Marilyn Froats and $25,000 to Jason Froats) in consulting fees for the services rendered during the period between July 1, 2005 to September 30, 2008.  On June 6, 2008, Jason Froats exercised options to purchase 700,000 shares of common stock in exchange for the retirement of his related-party payable in the amount of $25,000.  We recorded the issuance of the shares at the options exercise price, or $7,700, and recorded a loss of $17,300 which is included in “Losses on Settlements”.

6.

CAPITAL STOCK

The Company is authorized under its charter to issue 500,000,000 shares of common stock, par value 0.001 per share. At September 30, 2008 and December 31, 2007, there were 358,267,948 and 148,134,019 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2008, we undertook the following transactions in our common stock:

•

We issued 59,674,216 shares of common stock for services valued at $806,093 based on the quoted market price of the Company’s common stock on the date of issue.

•

On April 16, 2008, the Company entered into an agreement with Coral Capital Partners and its designee, Erik Nelson, to engage Erik Nelson as the Company’s Chief Restructuring Officer for a term of three months.  The agreement will renew automatically unless either party has given at least thirty days prior written notice.  The compensation under this agreement entails the issuance of 48,846,216 shares of common stock which were issued in June of 2008, and a cash fee based upon the value received for the accomplishment of a successful restructuring of the Company.  The Company has valued the stock at $586,155 based on the quoted market price of the Company’s common stock on the date of issuance.  This amount is included in the total stock for services value of $806,093.  In August, 2008, we gave notice of termination to Coral Capital Partners.

•

Certain vendors were issued 5,167,213 shares of the Company’s common stock in settlement of $97,490 of trade payables.  We valued these shares at the closing price on the date of issuance, or $62,007 and recorded a gain on settlement of $35,483.This was a non-cash transaction.

•

Consultants exercised 100,000 options, at an exercise price of $0.0025, or $250.  This was a cash transaction.

•

Certain related parties exercised their option to purchase 14,572,500 shares of the Company’s common stock in satisfaction of $53,931 of the debt owed them by the Company.  This was a non-cash transaction where options were exercised and debt was reduced.

•

The Company sold 920,000 shares of common stock for $20,160 cash.

•

101,000,000 shares of the Company’s common stock were issued to a director for a total debt reduction of $520,000.  This was a non-cash transaction, and the difference between the fair market value of the shares granted and the debt reduction was recognized as a loss on settlement of $700,000.

•

700,000 shares of the Company’s common stock were issued to related parties for a total debt reduction of $25,000. This was a non-cash transaction, and the difference between the fair market value of the shares granted and the debt reduction was recognized as a gain on settlement in the financial statements.

•

We issued 28,000,000 shares of the Company’s common stock in connection with our settlement with Investorsource Group, LLC (see Note 10).  We valued these shares at $308,000 -  the closing price on the date of issuance  - and included the transaction in “Losses on Settlements”.

During January 2008, the Company granted 12,500,000 fully vested stock options pursuant to the Stock Plan.  The  weighted-average  estimated  fair  value  of  the stock  options  granted was $0.02 per share using the  Black-Scholes  model  with  the  following  assumptions:

Term	3 years
Expected volatility	155.58%
Risk-free interest rate	2.28%

Based on the Company's limited forfeiture history, the Company utilized a zero percent rate for estimated forfeitures. The total fair value of options granted during the nine months ended September 30, 2008 was $207,030.

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

On May 28, 2008, the Company re-valued its 16,802,500 total outstanding options to $0.013. The aggregate sum of the 16,802,500 options was at an exercise price of $0.0025. These options were re-valued to retain good faith in the Company’s service personnel pertaining to the downward flux in stock price. The re-pricing of the options using the Black Scholes option pricing model with a volatility of 248% and a discount rate of 2.28% was compared to the previous model and the difference in fair value of $58,826 was expensed.

8.

STOCK WARRANTS

During the nine months ended September 30, 2008, the Company issued warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $0.08 per share. These warrants have a term of seven years.  The  fair value of these warrants of approximately $8,248 was calculated  using  the  Black-Scholes  pricing  model  with  the  following assumptions-  dividend yield of 0%; a volatility  of  154% and a discount rate of 5.07%.  In  accordance  with  EITF  00-19,  Accounting  for Derivative  Financial Instruments Indexed to, and Potentially Settled in, a Company's  Own  Stock,  these warrants have been accounted for as permanent equity  instruments.

9.

RESTRUCTURE EVENTS

On July 9, 2008 we signed a letter of intent (LOI) for a possible merger with a Texas-based oil company (the “merger target”) that is contingent on the Company bringing its financial filings fully current with the United States Securities and Exchange Commission and successfully regaining its listing on the OTCBB on a timely basis.  The LOI automatically terminated as of August 29, 2008.  In the event the Company is successful in achieving OTCBB trading status in the near term we have reason to believe a new LOI is likely to be announced, and any possible merger would be subject to a Definitive Agreement and the Company’s obtaining a sufficient fairness opinion.  If a merger occurred, the current operations of the Company would be divested to the current officers and directors in return for the cancellation of the outstanding liabilities owed to those officers and directors.  If finalized this transaction will result in a change in control of the Company.  This transaction, if finalized, will dilute the current shareholders of the Company.

As of September 30, 2008, we have received $40,061 in cash advances from this merger target.

10.

LEGAL SETTLEMENT WITH INVESTORSOURCE GROUP, LLC

In 2005, we entered into a consulting arrangement with InvestorSource Group, LLC (“InvestorSource”) to provide certain consulting services related to financing, capital structure and merger and acquisition opportunities.  Subsequent to the agreement, we became unhappy with the quality of the services provided and cancelled payments on the contract.  InvestorSource forced the contract into arbitration per the terms of our agreement and, on October 1, 2008, we reached a settlement arrangement with InvestorSource.  Under the terms of the settlement, we are to pay InvestorSource $10,000 on or before October 30, 2008 and $10,000 on or before November 29, 2008.  Additionally, we issued InvestorSource 28 million shares which we valued at $308,000 and is included in this report as “Losses on Settlements”.  We issued these shares on October 2, 2008, but accrued them back into our financial statements as of September 30, 2008.  There are two contingencies in the settlement agreement with InvestorSource:  first, if we default on any of the payment terms, the judgment amount becomes $500,000.  Second, if we fail to restructure the Company before December 31, 2008, the judgment amount becomes $250,000.

11.

SUBSEQUENT EVENTS

On October 31, 2008 we issued 2,850,000 shares of our common stock to consultants in return for services rendered valued at the quoted market price of the Company’s common stock on the date of grant of the underlying options.

On October 27 and 29, 2008, we issued an additional 2,212,001 shares to a contractor and a director for compensation.

On October 1, 2008, we paid our first installment on our settlement agreement with InvestorSource (see Note 10) which was paid for on our behalf by the Texas-based oil company with whom we had signed a letter of intent to engage in a reverse merger (see Note 9). The Texas-based oil company has expressed both the wherewithal and intent to make the second payment, due November 29, 2008, and to close the reverse merger as planned.  We therefore feel that the possibility of realization of the contingent liabilities delineated in Note 10 are remote.

12.

RESTATEMENT

In its September 30, 2007 Form 10QSB filing, the Company failed to disclose the components of Other Comprehensive Income on the face of the Statement of Operations for the three and nine months ended September 30, 2007.  Also, there were several audit adjustments recorded as part of our December 31, 2007 audit that affected the three and nine months periods ended September 30, 2007.

The effect of the restatement for the three months ended September 30, 2007 was:

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

Three months ending September 30	2007 (as reported)	Adjustments		2007 (restated)
REVENUE	$––	$––		$––

EXPENSES
Administrative	27,109	––		27,109
Consulting fees	132,512	11,000	(a)	143,512
Professional fees	––	34,493	(b)	34,493
Research and development	––	––		––
Financing expense	––	11,162	(c)	11,162
Impairment of intangible assets	––	––		––
Management fee	––	––		––
Recovery of loan	––	––		––
Depreciation	10,865	––		10,865
NET LOSS FROM OPERATIONS	(170,486)	(56,655)		(227,141)

OTHER INCOME (EXPENSES)
Other income	5,749	––		5,749
Loss on sale of equipment	(84,299)	43,139	(d)	(41,160)
Gain on settlement	––	––		––
Gain on adjustment on derivative / warrant liability to fair value of underlying securities	––	––		––

NET LOSS FOR THE PERIOD	(249,036)	(13,516)		(262,552)
COMPREHENSIVE LOSS
Loss on foreign currency translation	––	(268,213)	(e)	(268,213)
Unrealized gains (losses) in investments	––	––		––
TOTAL COMPREHENSIVE LOSS	$(249,036)	$(281,729)		$(530,765)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)			$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
	142,677,461			142,677,461

———————

(a)

To record additional consulting fees.

(b)

To record accrued legal fees.

(c)

To record imputed interest on director note payable.

(d)

To correct loss on sale of equipment.

(e)

To separately record the components of Other Comprehensive Income.

The effect of the restatement for the nine months ended September 30, 2007 was:

ALTERNATE ENERGY CORP.

(A Development Stage Company)

Consolidated Statements of Operations
(Unaudited)

Nine months ending September 30	2007 (as reported)	Adjustments		2007 (restated)
REVENUE	$––	$––		$––

EXPENSES
Administrative	171,756	(32,000)	(a)	139,756
Consulting fees	486,669	11,000	(b)	497,669
Professional fees	164,657	37,094	(c)	201,751
Research and development	164,294	––		164,294
Financing expense	––	29,081	(d)	29,081
Impairment of intangible assets	––	––		––
Management fee	––	––		––
Recovery of loan	––	––		––
Depreciation	35,063	––		35,063
NET LOSS FROM OPERATIONS	(1,022,439)	(45,175)		(1,067,614)

OTHER INCOME (EXPENSES)
Other income	5,749	––		5,749
Loss on sale of equipment	(84,299)	43,139	(e)	(41,160)
Gain on settlement	––	––		––
Gain on adjustment on derivative / warrant liability to fair value of underlying securities	––	––		––

NET LOSS FOR THE PERIOD	(1,100,989)	(2,036)		(1,103,025)
COMPREHENSIVE LOSS
Loss on foreign currency translation	––	(210,962)	(f)	(210,962)
Unrealized gains (losses) in investments	––	(22,400)	(f)	(22,400)
TOTAL COMPREHENSIVE LOSS	$(1,100,989)	(235,398)		(1,336,387)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)			$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
	139,164,516			139,164,516

(a)   To adjust accrued insurance liability.

(b)   To record additional consulting expense.

(c)   To record additional professional fees, principally investor relations costs.

(d)   To record imputed interest on director note payable.

(e)   To correct loss on sale of equipment.

(f)   To separately record the components of Other Comprehensive Income.

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

Background

We are a development stage company.  We have not earned revenues from our technology through September 30, 2008.  We are currently developing our core technology which is focused on production of on-demand, pure, safe hydrogen. Hydrogen has numerous applications, such as a fuel to power internal combustion engines and fuel cells, and in bulk form, as a process ingredient in the food, pharmaceutical, oil refining, glass production and several other major manufacturing industries.  Our hydrogen production process is designed to overcome three major industry obstacles: affordability, storage and safety.  Our hydrogen production system leverages a chemical process that yields fuel-cell quality hydrogen with no known harmful by-products. Our hydrogen-maker can be scaled according to application and designed to directly supply almost any application on an as-needed basis, eliminating the need to store hydrogen in a compressed state.

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

Going Concern

These financial statements have been prepared on a going concern basis and do not include any adjustments to the measurement and classification of the recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company has experienced losses during the nine months ended September 30, 2008 of $2,581,930, a deficit accumulated in the development stage of $34,150,711 and has negative working capital of $967,768.  The Company’s ability to realize its assets and discharge its liabilities in the normal course of business is dependent upon continued support.  The Company is currently attempting to obtain additional financing through a restructuring effort to continue its operations. However, there can be no assurance that the Company will obtain sufficient additional funds from these sources.

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

RESULTS OF OPERATIONS

FOR THREE MONTHS ENDED SEPTEMBER 30, 2008,

COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES

Since inception, we have had no revenues.

EXPENSES

We had total expenses of $206,328 and $227,141 during the three months ended September 30, 2008 and 2007, respectively. Our expenses for the three months ended September 30, 2008 and 2007 consisted of $80,253 and $27,109 in administrative expenses, $94,506 and $143,512 in consulting fees, $18,611 and $34,493 in professional fees, $10,264 and $11,162 for financing expense, and $2,694 and $10,865 in depreciation, respectively.

Our administrative expenses increased by $53,144 for the three months ended September 30, 2008 versus the same period in 2007 which was offset by a decrease in consulting expenses of $49,006.

Our professional fees decreased $15,882 for the three months ended September 30, 2008 versus the same period in 2007, mostly due to a decrease in defensive legal fees resulting from resolutions of outstanding legal actions against us.

Financing expenses were only $10,264 for three months ended September 30, 2008 versus $11,162 the same period in 2007.  This is due to lower interest being imputed on our note payable to a director and a related party, much of which was converted to common stock during the second quarter of 2008.

Depreciation expense of $2,694 is significantly down for the three months ended September 30, 2008 versus $10,865 in the same period in 2007, due to liquidation of some of our assets.  Additionally,  many of our assets have become fully depreciated during 2008.

Our loss on settlement of $307,303 results principally from our settlement with InvestorSource Group, LLC (see note 10).

Over the next 12 months, we anticipate that our expenses will not increase substantially over our expenses during the nine months ending September 30, 2008, unless additional financing is obtained.  In the event significant financing is obtained, we would expect that expenses will only increase in proportion with the activity levels resulting from any such financing.  We will continue as planned in the goals set for the continued development, sales and marketing of our hydrogen production system and sale of by-products.

NET LOSS

We had a net loss of $512,050 for the three months ended September 30, 2008, compared with a net loss of $262,552 in the three months ended September 30, 2007.  The increase of $249,498 was attributable to the above expense descriptions.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008,

COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES

Since inception, we have had no revenues.

EXPENSES

We had total expenses of $1,719,224 and $1,067,614 during the nine months ended September 30, 2008 and 2007, respectively. Our expenses for the nine months ended September 30, 2008 and 2007 consisted of $165,709 and $139,756 in administrative expenses, $1,384,128 and $497,669 in consulting fees, $51,831 and $201,751 in professional fees, $62,538 and $164,294 for research and development, $44,114 and $29,081 for financing expense, and $10,904 and $35,063 in depreciation, respectively.

Our administrative was generally up during the nine months ended September 30, 2008 - $165,709 in 2008 versus $139,756.

Our vast increase in consulting fees for the two comparative periods - $1,384,128 in 2008 versus $497,669 in 2007 - was attributable to non-cash stock-based compensation:  we issued 48,846,216 shares of common stock to Coral Capital Partners.  For more information about this transaction, see Note 6.

Professional fees decreased by $149,920 for the nine months ended September 30, 2008 as compared to the same period in 2007.  This decrease is largely attributed to a reduction of legal and investor relations expenses in connection with a slowdown in overall operational activity.

Our research and development expenses declined by $101,756 for the nine months ending September 30, 2008 as compared to same period in 2007 as we have halted research and development activities for lack of adequate funds.

Or financing expenses increased by $15,033 for the nine months ended September 30, 2008 versus the same period in 2007 due to the increase in the average outstanding balance on notes payable due to officers and directors resulting from foregone salary payments on which we imputed interest.

Depreciation expense continues to decrease as many of our assets become fully-depreciated or are sold.  Depreciation expense for the nine months ended September 30, 2008 is $10,904 versus $35,063 for the same period in 2007.

Over the next 12 months, we anticipate that our expenses will not increase substantially over our expenses in the nine month period ending September 30, 2008, unless additional financing is obtained.  In the event significant financing is obtained, we would expect that expenses will only increase in proportion to the activity increase due to the receipt of those funds.  We will continue as planned in the goals set for the continued development, sales and marketing of our hydrogen production system and sale of by-products.

NET LOSS

We had a net loss of $2,581,930 for the nine months ended September 30, 2008, compared with a net loss of $1,103,025 during the same period in 2007.  Since we have no revenues, the increase in losses is attributable to the above expense descriptions.

LIQUIDITY AND CAPITAL RESOURCES

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  We incurred a net loss of $2,581,930 and $1,103,025 for the nine months ended September 30, 2008 and 2007, respectively, and have an accumulated deficit of $34,150,711 at September 30, 2008.  We had $4,276 in cash on hand as of September 30, 2008.  Management may obtain additional capital principally through the sale of equity securities.  The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon our ultimately obtaining profitable operations.  We may not be successful in these activities.  Should any of these events not occur, the accompanying financial statements will be materially affected.

The Company believes that it will not have sufficient cash to meet its short-term capital requirements through the end of 2008. Therefore, we will need to raise sufficient funds to meet our long-term capital needs. Due to the fact that we have no cash generated from operations, we currently do not have internally generated cash sufficient to pay all of our incurred expenses and other liabilities.  As a result, we are dependent on investor capital and loans to meet our expenses and obligations.  Although investor funds have allowed us to meet our obligations in the recent past, there can be no assurances that our present methods of generating cash flow will be sufficient to meet future obligations.  Historically, we have, from time to time, been able to raise additional capital, but there can be no assurances that we will be able to raise additional capital in this manner.

Net cash used in operating activities was $138,457 for the nine month period ended September 30, 2008, compared with net cash used in operations of $33,706 for the nine months ended September 30, 2007.  The decrease in cash used is a general result of our slowdown in activities.

Net cash obtained from financing activities was $65,044 for the nine month period ended September 30, 2008, compared with $82,061 for the nine months ended September 30, 2007, principally due to a decrease in cash loaned to the company from directors and officers.

Net cash provided by investing activities for the nine months ended September 30, 2008 and 2007 was $19,747 and $54,276 respectively, resulting principally from the sale of equipment.

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

Research and Development

In order to commercially develop our products and refine our hydrogen production process we will need to expend considerable resources on research and development, which we are unable to do at this current time due to a lack of funding for those operations.

In order to continue and expand our research and development efforts, management estimates that the company will need to raise approximately $7 million dollars by the end of 2009.  Our fund raising efforts have not been successful recently.  As a result, we are unsure when we will be able to restart our research and development efforts.  We have hired a Chief Restructuring Officer to help us consider different funding options, and to evaluate companies interested in potential mergers, acquisitions, or business combinations with the Company.  If one of the funding options, or potential merger, acquisition, or business combinations takes place then our shareholders may be significantly diluted.

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

The Company’s operations are in the Canada and many of our assets and liabilities give rise to significant exposure to market risks from changes in foreign currency rates arising from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

In 2005, we entered into a consulting arrangement with InvestorSource Group, LLC (“InvestorSource”) to provide certain consulting services related to financing, capital structure and merger and acquisition opportunities.  Subsequent to the agreement, we became unhappy with the quality of the services provided and cancelled payments on the contract.  InvestorSource forced the contract into arbitration per the terms of our agreement and, on October 1, 2008, we reached a settlement arrangement with InvestorSource.  Under the terms of the settlement, we are to pay InvestorSource $10,000 on October 30, 2008 and $10,000 on November 29, 2008.  Additionally, we issued InvestorSource 28 million shares which we valued at $308,000 and is included in this report as “Losses on Settlements”.  We issued these shares on October 2, 2008, but accrued them back into our financial statements as of September 30, 2008.  There are two contingencies in the settlement agreement with InvestorSource:  first, if we default on any of the payment terms, the judgment amount becomes $500,000.  Second, if we fail to merge with another company before December 31, 2008, the judgment amount becomes $250,000.

On October 30, 2008, we paid our first installment on our settlement agreement with InvestorSource (see Note 10) which was paid for on our behalf by the Texas-based oil company with whom we have signed a letter of intent to engage in a reverse merger (see Note 9).   The Texas-based oil company has expressed both the wherewithal and intent to make the second payment, due November 29, 2008, and to close the reverse merger as planned.  We therefore feel that the possibility of realization of the contingent liabilities delineated in Note 10 are remote.

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

Date: November 13, 2008		Alternate Energy Corp.

	By:	/s/ BLAINE FROATS
Blaine Froats
Chief Executive Officer

Date: November 13, 2008		Alternate Energy Corp.

	By:	/s/ JACK WASSERMAN
Jack Wasserman
Treasurer and Principal Accounting Officer