Form 10-K
period 2008-12-31
Treaty Energy Corp
filed 2009-03-31
CIK 1075773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

———————

FORM 10-K

———————

☑  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number 000-28015

———————

TREATY ENERGY CORPORATION

(Formerly Alternate Energy Corp.)

(Name of Small Business Issuer in Its Charter)

———————

NEVADA (State or other jurisdiction of incorporation or organization)	86-0884116 (Employer Identification No.)

310 North Willis, Suite 212, Abilene, Texas 79603

(Address of principal executive offices, including zip code.)

(325) 676-0099

(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity. Based on the closing sale price on March 23, 2009, the aggregate market value of the voting common stock held by non-affiliates is $18,404,428.

State the number of shares outstanding of each of the registrant’s classes of common stock as of March 23, 2009: 460,110,701

Documents Incorporated by reference: None.

TREATY ENERGY CORPORATION

(Formerly Alternate Energy Corp.)

FORM 10-K

For the Year Ended December 31, 2008

TABLE OF CONTENTS

Page

PART 1 – Financial Information

1

Item 1.     Business Factors

1

Item 1A.   Risk Factors

3

Item 1B.   Unresolved Staff Comments

5

Item 2.      Properties

5

Item 3.      Legal Proceedings

5

Item 4.      Submission of Matters to a Vote of Security Holders

5

PART II -   Other Information

6

Item 5.      Market for Common Equity and Related Stockholder Matters

6

Item 6.      Selected Financial Data

6

Item 7.      Management’s Discussion and Analysis and Plan of Operation

7

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

9

Item 8.      Financial Statements and Supplemental Data

9

Item 9.      Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

27

Item 9A.    Controls and Procedures

27

Item 9B.    Other Information

28

PART III

29

Item 10.    Directors, Executive Officers, Promoters and Control Persons and Corporate
Governance; Compliance with Section 16(a) Of The Exchange Act

29

Item 11.    Executive Compensation

31

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

32

Item 13.    Certain Relationships and Related Transactions, and Director Independence

32

Item 14.    Principal Accountant Fees and Services

33

Item 15.    Exhibits, Financial Statement Schedules, Signatures

34

SIGNATURES

35

PART 1 – Financial Information

Item 1.

Business Factors

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

History

Treaty Energy Corporation, (“Treaty”, “the Company”, “we”, or “us”) was incorporated in the State of Nevada in August, 1997. As explained in Note 10 in the financial statements, in December, 2008, we merged with Treaty Petroleum, Inc., a Texas Corporation under a transaction commonly referred to as a reverse merger.

We own a 100% working interest and 68% revenue interest in two oil leases in Crockett County, Texas containing four oil wells and one water disposal well. We are currently focused on operating, developing and increasing the production of our oil wells on those leases and acquiring additional working interests in oil and gas properties.

We are a crude oil and natural gas producing company.

Our Business

Treaty is in the business of acquiring oil and gas properties with production capabilities and proven reserves. Treaty owns a 743 acre leasehold in an established oil and gas field. It contains 116 proven productive acres.

Government Regulation

Proposals and proceedings that might affect the oil and gas industry are periodically presented to Congress, the Federal Energy Regulatory Commission (“FERC”), the Minerals Management Service (“MMS”), state legislatures and commissions and the courts. We cannot predict when or whether any such proposals may become effective. The natural gas industry is heavily regulated. There is no assurance that the regulatory approach currently pursued by various agencies will continue indefinitely. Notwithstanding the foregoing, we currently do not anticipate that compliance with existing federal, state and local laws, rules and regulations, will have a material or significantly adverse effect upon our capital expenditures, earnings or competitive position. No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the federal government.

Our operations are subject to various types of regulation at the federal, state and local levels. This regulation includes requiring permits for drilling wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing of wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used or generated in connection with operations. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and natural gas properties. In addition, state conservation laws sometimes establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and natural gas we can produce from our wells in a given state and may limit the number of wells or the locations at which we can drill.

Currently, there are no federal, state or local laws that regulate the price for our sales of natural gas, natural gas liquids, crude oil or condensate. However, the rates charged and terms and conditions for the movement of gas in interstate commerce through certain intrastate pipelines and production area hubs are subject to regulation under the Natural Gas Policy Act of 1978, as amended. Pipeline and hub construction activities are, to a limited extent, also subject to regulations under the Natural Gas Act of 1938, as amended. While these controls do not apply directly to us, their effect on natural gas markets can be significant in terms of competition and cost of transportation services, which in turn can have a substantial impact on our profitability and costs of doing business. Additional proposals and proceedings that might affect the natural gas and crude oil extraction industry are considered from time to time by Congress, FERC, state regulatory bodies and the courts. We cannot predict when or if any such proposals might become effective and their effect, if any, on our operations. We do not believe that we will be affected by any action taken in any materially different respect from other crude oil and natural gas producers, gatherers and marketers with whom we compete.

State regulation of gathering facilities generally includes various safety, environmental and in some circumstances, nondiscriminatory take requirements. This regulation has not generally been applied against producers and gatherers of natural gas and crude oil to the same extent as processors, although natural gas and crude oil gathering may receive greater regulatory scrutiny in the future.

Our oil and natural gas production and saltwater disposal operations and our processing, handling and disposal of hazardous materials, such as hydrocarbons and naturally occurring radioactive materials (“NORM”) are subject to stringent environmental regulation. Compliance with environmental regulations is generally required as a condition to obtaining drilling permits. State inspectors frequently inspect regulated facilities and review records required to be maintained for document compliance. We could incur significant costs, including cleanup costs resulting from a release of hazardous material, third-party claims for property damage and personal injuries, fines and sanctions, as a result of any violations or liabilities under environmental or other laws. Changes in or more stringent enforcement of environmental laws could also result in additional operating costs and capital expenditures.

Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact oil and natural gas exploration, development and production operations, and consequently may impact our operations and costs. These regulations include, among others, (i) regulations by the Environmental Protection Agency (“EPA”), and various state agencies regarding approved methods of disposal for certain hazardous and non-hazardous wastes; (ii) the Comprehensive Environmental Response, Compensation and Liability Act, and analogous state laws, which regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination; (iii) the Clean Air Act and comparable state and local requirements, which may require certain pollution controls with respect to air emissions from our operations; (iv) the Oil Pollution Act of 1990, which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (v) the Resource Conservation and Recovery Act, which is the principal federal statute governing the treatment, storage and disposal of hazardous wastes; and (vi) state regulations and statutes governing the handling, treatment, storage and disposal of NORM.

In the course of our routine oil and natural gas operations, surface spills and leaks, including casing leaks of oil or other materials may occur, and we may incur costs for waste handling and environmental compliance. It is also possible that our oil and natural gas operations may require us to manage NORM. NORM are present in varying concentrations in sub-surface formations, including hydrocarbon reservoirs, and may become concentrated in scale, film and sludge in equipment that comes in contact with crude oil and natural gas production and processing streams. Some states, including Michigan and Texas, have enacted regulations governing the handling, treatment, storage and disposal of NORM. Moreover, we are able to control directly the operations of only those wells for which we act as the operator. Despite our lack of control over wells owned by us but operated by others, the failure of the operator to comply with the applicable environmental regulations may, in certain circumstances, be attributed to us under applicable state, federal or local laws or regulations.

We are in the process of achieving substantial compliance with all currently applicable environmental laws and regulations. We believe that in order to complete our compliance efforts, we will be required to pay approximately $25,000. Since these laws and regulations are periodically amended, however, we are unable to predict the additional cost of compliance, if any. To our knowledge, there are currently no material adverse environmental conditions that exist on any of our properties and there are no current or threatened actions or claims by any local, state or federal agency, or by any private landowner against us pertaining to such a condition. Further, we are not aware of any currently existing condition or circumstance that may give rise to such actions or claims in the future.

Competition

We face competition from other oil and natural gas companies in all aspects of our business, including acquisition of producing properties and oil and natural gas leases, marketing of oil and natural gas, and obtaining goods, services and labor. Most of our competitors have substantially larger financial and other resources than we have. Factors that affect our ability to acquire producing properties include available funds, available information about prospective properties and our limited number of employees. Competition is also presented by alternative fuel sources, including heating oil and other fossil fuels. Renewable energy sources may become more competitive in the future.

The availability of a ready market for and the price of any hydrocarbons produced will depend on many factors beyond our control including, but not limited to, the amount of domestic production and imports of foreign oil and liquefied natural gas, the marketing of competitive fuels, the proximity and capacity of natural gas pipelines, the availability of transportation and other market facilities, the demand for hydrocarbons, the effect of federal and state regulation of allowable rates of production, taxation, the conduct of drilling operations and federal regulation of crude oil and natural gas. In addition, the restructuring of the natural gas pipeline industry virtually eliminated the gas purchasing activity of traditional interstate gas transmission pipeline buyers. Producers of natural gas have therefore been required to develop new markets among gas marketing companies, end users of natural gas and local distribution companies. All of these factors, together with economic factors in the marketing arena, generally affect the supply of and/or demand for oil and natural gas and thus the prices available for sales of oil and natural gas.

Employees

Treaty Energy Corporation has no employees. All services are currently done through contracted vendors.

Item 1A.

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

Risks Related to Our Business

Oil Prices

Oil prices are volatile. A substantial decrease in oil prices would significantly affect our business and impede our growth.

Our revenues, profitability and future growth depend upon prevailing oil prices. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of oil that we can economically produce. It is possible that prices will be low at the time periods in which the wells are most productive, thereby reducing overall returns. It is possible that prices will drop so low that production will become uneconomical. If production becomes uneconomical, we may decide to discontinue production until prices improve.

Prices for oil fluctuate widely. The prices for oil are subject to a variety of factors beyond our control, including:

•

the level of consumer product demand;

•

weather conditions;

•

domestic and foreign governmental regulations;

•

the price and availability of alternative fuels;

•

political conditions in oil producing regions;

•

the domestic and foreign supply of oil;

•

speculative trading and other market uncertainty; and

•

worldwide economic conditions.

The failure to develop reserves could adversely affect our production and cash flows.

Our success depends upon our ability to find, develop or acquire oil and natural gas reserves that are economically recoverable. We will need to conduct successful exploration or development activities or acquire properties containing proved reserves, or both. The business of exploring for, developing or acquiring reserves is capital intensive. We may not be able to make the necessary capital investment to expand our oil and natural gas reserves from cash flows, and external sources of capital may be limited or unavailable. Our drilling activities may not result in significant reserves, and we may not have continuing success drilling productive wells. Exploratory drilling involves more risk than development drilling because exploratory drilling is designed to test formations in which proved reserves have not been discovered. Additionally, while our revenues may increase if prevailing gas prices increase significantly, our finding costs for reserves also could increase, and we may not be able to finance additional exploration or development activities.

We may have difficulty financing our planned growth.

We will require substantial additional financing to fund our planned growth. Additional financing may not be available to us on acceptable terms or at all. If additional capital resources are unavailable, we may be forced to curtail our acquisition, development drilling and other activities or to sell some of our assets on an untimely or unfavorable basis. We are in the process of evaluating strategic alternatives as of the date of this report.

All of our current operational activity and producing properties are located in Texas, making us vulnerable to risks associated with operating in this region.

Our current operating activity is concentrated in Texas, and our currently producing properties are located in one county. As a result, we may be disproportionately exposed to the impact of drilling and other delays or disruptions of production from these regions caused by weather conditions, governmental regulation, lack of field infrastructure, or other events which impact this area.

We may continue to incur losses.

We reported a net loss for the years ended December 31, 2008 and 2007 of $241,514 and $183,350, respectively. There is no assurance that we will be able to achieve and maintain profitability.

Our oil and natural gas reserve data are estimates based on assumptions that may be inaccurate and existing economic and operating conditions that may differ from future economic and operating conditions.

•

Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner and is based upon assumptions that may change from year to year and vary considerably from actual results. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. Information regarding discounted future net cash flows should not be considered as the current market value of the estimated oil and natural gas reserves that will be attributable to our properties. Examples of items that may cause our estimates to be inaccurate include, but are not limited to, the following:

•

The estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower;

•

Because we have limited operating cost data to draw upon, the estimated operating costs used to calculate our reserve values may be inaccurate;

•

Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and natural gas, increases or decreases in consumption, and changes in governmental regulations or taxation;

•

Our reserve report for our producing properties assumes that production will be generated from each well for a period of 15 years. Because production is expected for such an extended period of time, the probability is enhanced that conditions at the time of production will vary materially from the current conditions used to calculate future net cash flows; and

•

The 10% discount factor, which is required by the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69 to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks that will be associated with our operations or the oil and natural gas industry in general.

We may incur non-cash charges to our operations as a result of current and future financing transactions.

Under current accounting rules and requirements, we may incur additional non-cash charges to future operations beyond the stated contractual interest payments required under our current and potential future credit facilities. While such charges are generally non-cash, they would impact our results of operations and earnings per share and could be material.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

Our administrative offices are located at 310 North Willis, Suite 212, Abilene, Texas 79603. We do not pay rent for this office space as our operator allows us to operate from their offices free of charge. As we have no employees, we have determined that the value of the rent contributed is immaterial to our financial statements as of December 31, 2008 and 2007.

Item 3.

Legal Proceedings

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

Item 4.

Submission of Matters to a Vote of Security Holders

There were no matters submitted to the shareholders during the fourth quarter of 2008.

PART II -   Other Information

Item 5.

Market for Common Equity and Related Stockholder Matters

Market Information

Our shares currently trade on the electronic OTC Bulletin Board (OTCBB), a regulated quotation service, under the symbol "TECO." Prior to May 19, 2008 our shares were traded on the OTCBB, they were then subsequently removed from trading the OTC BB for failure to file our annual report on Form 10-KSB for the year ended December 31, 2007 in a timely manner. As a result our shares were traded on the Over the Counter Pink Sheets from May 21, 2008 to November 24, 2008. We are currently trading again on the OTC BB. Listed below are the highest and lowest bid prices for our common stock for each calendar quarter for 2007 and 2008 as reported on the OTCBB, and represents inter-dealer quotations, without retail markup, markdown, or commission and may not be reflective of actual transactions.

Fiscal quarter	High	Low
First quarter, 2007	0.643	0.402
Second quarter, 2007	0.562	0.321
Third quarter, 2007	0.602	0.281
Fourth quarter, 2007	0.482	0.241

First quarter, 2008	0.442	0.161
Second quarter, 2008	0.185	0.076
Third quarter, 2008	0.265	0.080
Fourth quarter, 2008	0.096	0.040

At December 31, 2008, there were 460,061,553 shares of our common stock issued and outstanding.

Holders

As of December 31, 2008, we had approximately 1,180 holders of record, including common shares held by brokerage clearing houses, depositories, or otherwise in unregistered form.

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

Securities Authorized for Issuance under Equity Compensation Plans

On May 22, 2003 Treaty Energy’s predecessor management adopted a stock option plan that is accounted for based on SFAS No. 123 (R) and related interpretations. The plan allows the Company to grant options to persons employed or associated with the Company, including, without limitation, any employee, director, general partner, officer, attorney, accountant, consultant or advisor up to an aggregate of 5,000,000 common shares. On February 24, 2004 the Company increased the number of shares to be issued under the plan to 15,000,000.

At December 31, 2008, 352,313 options were granted, fully vested and outstanding.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not issue any unregistered securities during the fourth quarter of 2008.

Item 6.

Selected Financial Data

A smaller reporting company is not required to provide the information required by this item.

Item 7.

Management’s Discussion and Analysis and Plan of Operation

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto, and other financial information included elsewhere in this Form 10-K. This report contains forward-looking statements that involve risks and uncertainties. Actual results in future periods may differ materially from those expressed or implied in such forward-looking statements as a result of a number of factors, including, but not limited to, the risks discussed under the heading "Risk Factors" and elsewhere in this Form 10-K.

Overview

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

Going Concern

The accompanying financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $240,286 in 2008 and $176,523 in 2007, and a working capital deficit of $653,040 at December 31, 2008. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Recently Adopted Accounting Standards

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of SFAS 157 will have on its statements of operations and financial condition.

The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This pronouncement requires us to review for impairment long-lived assets, such as property, plant, equipment, and acquired intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. We assess recoverability of assets to be held and used by comparing their carrying amount to the expected future undiscounted net cash flows they are expected to generate. If an asset or group of assets is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset or group of assets exceeds fair value. We report long-lived assets meeting the criteria to be considered as held-for-sale at the lower of their carrying amount or fair value less anticipated disposal costs. In the years presented, the Company did not recognize any impairment charges on long-lived assets.

In June, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FASB Statement No. 143 “Accounting for Asset Retirement Obligations.” Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The Company estimates a fair value of the obligation on each well in which it owns an interest by identifying costs associated with the future dismantlement and removal of production equipment and facilities and the restoration and reclamation of a field’s surface to a condition similar to that existing before oil and natural gas extraction began.

In general, the amount of an Asset Retirement Obligation (“ARO”) and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for the Company. After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds and the liability is increased each period as the retirement obligation approaches. See Note 6 for a discussion of our estimated Asset Retirement Obligation.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and is not expected to have a significant impact on our consolidated financial statements.

Results of Operations – Comparison of Years Ended December 31, 2008 versus 2007

Revenues

Our revenues decreased dramatically for the twelve months ended December 31, 2008 versus the same period in 2007 ($33,226 in 2008 versus $83,114 in 2007). The principal reason for this is the frequent, intermittent shutting in of several of our wells during 2008 pending the repair and replacement of equipment, or restoration and remediation of locations.

This decrease in production was partially offset by the increase in market price for oil in 2008 versus 2007.

Expenses

Transportation Costs and Production Taxes

Transportation costs and production taxes decreased for the year ended December 31, 2008 versus the same period in 2007 because these costs vary directly with production and shipping volumes which decreased in 2008.

Depreciation, Amortization and Depletion

Depreciation, amortization and depletion decreased for the year ended December 31, 2008 versus the same period in 2007. We incurred charges in this category of $2,623 and $6,120 for the years ended December 31, 2008 and 2007, respectively. This amount varies with our levels of production and since we amortize our accumulated capital costs on a unit of production basis, this amount decreased with the decrease in production levels in 2008.

Lease Operating Expenses

Our lease operating expenses increased from the 2007 amount of $140,195 to the 2008 amount of $174,263, or a 24% increase. This increase is primarily due to additional work-over costs for stimulation projects undertaken in 2008 and an increase in necessary repairs, remediation and restoration costs.

General and Administrative Expenses

Our general and administrative expenses decreased for the period December 31, 2008 ($70,408) versus the same period in 2007 ($93,806), resulting principally from lowered operating fees.

Interest Expense

Interest expense increased from the 2007 level of $17,350 to the 2008 level of $22,929 because we added additional related-party debt to fund our operations during 2008.

Net Loss

Our net loss increased for the year ended December 31, 2008 (a net loss of $241,514) from the same period in 2007 (a net loss of $183,350) for the reasons set forth above.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Currently, we are not able to maintain our existing operations through the existing cash balances and internally generated cash flows from sales of oil production. Moreover, we have determined that our existing capital structure is not adequate to fund our planned growth. We intend to finance our drilling, workover and acquisition program by issuing additional common stock and through loans from our shareholders. There can be no assurance that we will be successful in procuring the financing we are seeking. Future cash flows are subject to a number of variables, including the level of production, natural gas prices and successful drilling efforts. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures.

Plan of Operation

Over the next twelve months we intend to develop the following initiatives:

Revenue Generation

We intend to spend approximately $150,000 repairing existing equipment on our four production wells. We believe this will increase production to approximately 1,500 barrels per month which, assuming a $50 price per barrel, will yield around $48,450 per month of net revenues (after taxes and transportation costs).

We intend to also seek acquisitions of oil and gas properties with production capabilities and proven reserves.

Drilling and Work-Over Programs

We have identified 14 locations on our existing leases that we believe will significantly increase our production. Our current estimate is that the capital cost of each well will be $505,000 and that each well will generate an additional 15 to 65 barrels of production per day. Assuming a conservative oil price of $50 per barrel, that would generate between $14,000 and $63,000 in monthly incremental revenues.

We currently do not have adequate cash to undertake these plans.

Financing

We hope to finance our workover, drilling and acquisition programs by issuing additional common stock and taking shareholder loans. We are currently seeking $5 million in financing to accomplish our objectives.

There is no guarantee that we can raise the required capital to repair our existing equipment, make additional acquisitions, drill in our current leases, or that undertaking such repairs, acquisitions and drilling program will make us profitable or self-sustaining.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 8.

Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Treaty Energy Corporation

We have audited the accompanying balance sheets of Treaty Energy Corporation as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders' deficit, and cash flows for the periods then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Treaty Energy Corporation as of December 31, 2008 and 2007, and the results of its operations, changes in stockholders' deficit and cash flows then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

Houston, Texas

www.mkacpas.com

March 27, 2009

TREATY ENERGY CORPORATION

(Formerly Alternate Energy Corp.)

Balance Sheets

As of December 31, 2008 and 2007

	As of December 31,
	2008	2007
ASSETS
Cash and equivalents	$971	$33,347
Accounts receivable	7,206	8,538
Total current assets	8,177	41,885

Oil and gas properties (proved), net (successful efforts method of accounting)	68,846	71,469

TOTAL ASSETS	$77,023	$113,354

LIABILITIES
Accounts payable and accrued liabilities	$497,643	$21,538
Asset retirement obligation	22,444	20,781
Notes and accrued interest to related parties	135,838	96,843
Short-term portion of long-term related party debt	5,292	5,292
Total current liabilities	661,217	144,454

Long-term debt to related party, net of short-term portion and net of discount of $918,634 and $933,168 as of December 31, 2008 and 2007, respectively	72,651	59,119

TOTAL LIABILITIES	733,868	203,573

STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, 500 million shares authorized. 460,061,553 shares issued and outstanding as of December 31, 2008 and 2007, respectively.	460,062	460,062
Additional paid in capital	(629,320)	(304,208)
Accumulated loss	(487,587)	(246,073)

Total stockholders’ deficit	(656,845)	(90,219)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$77,023	$113,354

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION

(Formerly Alternate Energy Corp.)

Statements of Operations

For the Years Ended December 31, 2008 and 2007

	Year Ended December 31,
	2008	2007
REVENUES
Sales of oil	$33,226	$83,114

Total revenues	33,226	83,114

EXPENSES
Lease operating expenses	174,263	140,195
Transportation costs	1,046	3,657
Production taxes	1,808	3,797
General and administrative	70,408	93,806
Depreciation, depletion and amortization	2,623	6,120
Accretion of asset retirement obligation	1,663	1,539
Interest expense, related parties	22,929	17,350

Total expenses	274,740	266,464

NET LOSS	$(241,514)	$(183,350)

Weighted average shares outstanding, basic and fully diluted	460,061,553	439,696,282
Net loss per share	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION

(Formerly Alternate Energy Corp.)

Statement of Changes in Stockholders’ Deficit

For the Period from December 31, 2006 to December 31, 2008

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Loss	Total
Balance, December 31, 2006	254,322	$255	$53,024	$(62,723)	$(9,444)

Shares issued for cash	2,029,481	2,029	97,721	––	99,750
Founders' shares	457,777,750	457,778	(457,778)	––	––

Interest imputed on related-party note payable			2,825		2,825

Net loss, year ended 12/31/07				(183,350)	(183,350)

Balances, December 31, 2007	460,061,553	$460,062	$(304,208)	$(246,073)	$(90,219)

Interest imputed on related-party note payable			5,240		5,240

Expenses paid on behalf of the Company by a related-party			169,648		169,648

Debt acquired in reverse merger			(500,000)		(500,000)

Net loss, year ended 12/31/08				(241,514)	(241,514)

Balances, December 31, 2008	460,061,553	$460,062	$(629,320)	$(487,587)	$(656,845)

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION

(Formerly Alternate Energy Corp.)

Statements of Cash Flows

For the Years Ended December 31, 2008 and 2007

	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(241,514)	$(183,350)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities
Depreciation, depletion and amortization	2,623	6,120
Amortization of discount on related-party note	14,534	12,830
Accretion of asset retirement obligation	1,663	1,539
Interest imputed on related-party notes	5,240	2,825
Changes in operating assets and liabilities:
Accounts receivable	1,332	5,270
Accounts payable and accrued liabilities	(24,384)	(22,952)
Interest payable	220	1,195
Net cash provided by / (used in) operating activities	(240,286)	(176,523)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by / (used in) investing activities	––	––

CASH FLOWS FROM FINANCING ACTIVITIES

Expenses paid by related-parties on the Company’s behalf	222,945	95,648
Principal payments on related-party notes payable	(15,035)	(2,421)
Common stock issued for cash	––	99,750

Net cash provided by / (used in) financing activities	207,910	192,977

Net increase / (decrease) in cash and cash equivalents	(32,376)	16,454
Cash and cash equivalents, beginning of period	33,347	16,893
Cash and cash equivalents, end of period	$971	$33,347

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING TRANSACTIONS:
Accrued expenses acquired in reverse merger	500,000	––

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$2,967	$500
Cash paid for income taxes	––	––

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION

(Formerly Alternate Energy Corp.)

Notes to Financial Statements

Note 1 - Organization and Nature of Business

Treaty Energy Corporation, formerly known as Alternate Energy Corp., (“Treaty”, “the Company”, “we”, or “us”) was incorporated as COI Solutions, Inc. in the State of Nevada in August, 1997.

We incorporated as COI Solutions, Inc. on August 1, 1997 as a Nevada corporation. On May 22, 2003, we acquired all the assets of AEC I Inc., formerly known as Alternate Energy Corporation, and changed our name to Alternate Energy Corp. We commenced active business operations on June 1, 2003 and were a development stage company under SFAS 7 developing alternate renewable energy sources.

As explained in Note 10 in the financial statements, in December, 2008, the Company merged with Treaty Petroleum, Inc., a Texas Corporation under a transaction commonly referred to as a reverse merger. With the change in ownership in December 2008, we embarked on a new business plan, focusing on oil and gas production.

We own a 100% working interest and 68% revenue interest in two oil leases in Crockett County, Texas containing four oil wells. The Company is currently focused on operating and increasing the production of our oil wells on those leases and acquiring additional working interests in oil and gas properties.

We are an oil producing company.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with Generally Accepted Accounting Principals in the United States.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates underlying these consolidated financial statements include the estimated quantities of proved oil reserves used to compute depletion of oil and natural gas properties and the estimated fair value of asset retirement obligations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of 3 months or less to be cash equivalents. The Company’s bank accounts periodically exceed federally insured limits. The Company maintains its deposits with high quality financial institutions and, accordingly, believes its credit risk exposure associated with cash is remote. There were no cash equivalents as of December 31, 2008 and 2007.

Accounts Receivable

Accounts receivable consists of amounts due for the sale of oil. We currently have one customer, ConocoPhillips Company, with whom we have an agreement to purchase all of our current production. Accounts receivable are evaluated for collectability based upon the financial condition of the customer and the age of the amount due. We determined no allowance for doubtful accounts is necessary at December 31, 2008 and 2007.

Oil Producing Properties

We account for our oil producing property costs using the successful efforts accounting method. Under the successful efforts method, lease acquisition costs and intangible drilling and development costs on successful wells and development dry holes are capitalized. Costs of drilling exploratory wells are initially capitalized, but charged to expense if and when a well is determined to be unsuccessful.

Capitalized proved property acquisition costs are depleted on the unit-of-production method on the basis of total estimated units of proved reserves. Development costs relating to producing properties are depleted on the unit-of-production method on the basis of total estimated units of proved developed reserves. When significant development costs are incurred in connection with a planned group of development wells before all of the planned wells have been drilled, it is occasionally necessary to exclude a portion of those development costs in determining the unit-of-production amortization rate until the additional development wells are drilled. However, in no case are future development costs anticipated in computing our amortization rate. Estimated dismantlement, restoration and abandonment costs are taken into account in determining depreciation, amortization and depletion provisions.

Expenditures for repairs and maintenance are charged to expense as incurred; renewals and betterments are capitalized. The costs and related accumulated depreciation, depletion, and amortization of properties sold or otherwise retired are eliminated from the accounts, and gains or losses on disposition are reflected in the statements of operations.

We perform a review for impairment of proved oil producing properties on a depletable unit basis when circumstances suggest there is a need for such a review. To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying management’s estimates of future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property. Future net cash flows are based upon our reservoir engineers’ estimate of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value is estimated to be the present value of the aforementioned expected future net cash flows. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ reserves, future cash flows and fair value.

Costs directly associated with the acquisition and evaluation of unproved properties are excluded from the amortization base until the related properties are developed. Unproved properties are assessed quarterly and any impairment in value is charged to impairment expense. The costs of unproved properties which are determined to be productive are transferred to proved oil and gas properties and amortized on a unit-of-production basis.

Sales and Concentrations

The Company entered into a firm sales contract with ConocoPhillips to purchase all of the production from these properties at prevailing market prices, less $2.07 per barrel for transportation. The contract term was originally for six months – from October 1, 2006 to March 31, 2007. It continues month to month until cancelled by either party upon 30 days written notice. As of the date of this report, the contract has not been cancelled and we do not expect it to be.

From the inception of the Company to December 31, 2008, all of the Company’s production has been sold under this contract. Given our concentration with ConocoPhillips, loss of this relationship could have a material impact on our business.

Oil Reserves

The process of estimating quantities of natural gas and crude oil reserves is very complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in the financial statement disclosures. We use the unit-of-production method to amortize our oil and gas properties. This method requires us to amortize the capitalized costs incurred in developing a property in proportion to the amount of oil and gas produced as a percentage of the amount of proved reserves contained in the property. Accordingly, changes in reserve estimates as described above will cause corresponding changes in depletion expense recognized in periods subsequent to the reserve estimate revision.

In the years presented, 100% of our reserves were prepared by independent petroleum engineers. Currently, we use Huddleston & Co., Inc., Petroleum and Geological Engineers. See the Supplemental Information (unaudited) in our financial statements for reserve data related to our properties.

Asset Retirement Obligations

We have significant obligations related to the plugging and abandonment of our oil wells and the removal of equipment and facilities from leased acreage and returning such land to its original condition. We estimate the future cost of this obligation, discounted to its present value, and record a corresponding liability and asset in our consolidated balance sheets. The values ultimately derived are based on many significant estimates, including the ultimate expected cost of the obligation, the expected future date of the required cash payment, and interest and inflation rates. Revisions to these estimates may be required based on changes to cost estimates, the timing of settlement, and changes in legal requirements. Any such changes that result in upward or downward revisions in the estimated obligation will result in an adjustment to the liability with the offset to the related capitalized asset on a prospective basis.

See Note 6 for a summary of the liabilities for our Asset Retirement Obligations at December 31, 2008 and 2007.

Revenue Recognition

Oil revenue is recognized when persuasive evidence of an arrangement exists, our oil is delivered, the fee is fixed and determinate and collectability is reasonably assured.

Earnings Per Share

Basic earnings per common share is computed by dividing net earnings or loss (the numerator) by the weighted average number of common shares outstanding during each period (the denominator). Diluted earnings per common share is similar to the computation for basic earnings per share, except that the denominator is increased by the dilutive effect of stock options outstanding and unvested restricted shares and share units, computed using the treasury stock method. There are currently no common stock equivalents.

Fair Value of Financial Instruments

Accounting principles generally accepted in the United States of America require disclosing the fair value of financial instruments to the extent practicable for financial instruments, which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement. In assessing the fair value of these financial instruments, the Company uses a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, accounts receivable, accounts payable, accrued interest and promissory notes payable, it was estimated that the carrying amount approximated fair value for the majority of these instruments because of their short maturity. The fair value of the Company's property and equipment is estimated to approximate their net book values.

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates that are expected to be in effect when the differences are expected to be recovered. We provide a valuation allowance for deferred tax assets for which we do not consider realization of such assets to be more likely than not.

See Note 8 for our reconciliation of income tax expense and deferred income taxes as of and for the years ended December 31, 2008 and 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement"

("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of SFAS 157 will have on its statements of operations and financial condition.

The Company has adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This pronouncement requires us to review for impairment long-lived assets, such as property, plant, equipment, and acquired intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. We assess recoverability of assets to be held and used by comparing their carrying amount to the expected future undiscounted net cash flows they are expected to generate. If an asset or group of assets is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset or group of assets exceeds fair value. We report long-lived assets meeting the criteria to be considered as held-for-sale at the lower of their carrying amount or fair value less anticipated disposal costs. In the years presented, the Company did not recognize any impairment charges on long-lived assets.

In June, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FASB Statement No. 143 “Accounting for Asset Retirement Obligations.” Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The Company estimates a fair value of the obligation on each well in which it owns an interest by identifying costs associated with the future dismantlement and removal of production equipment and facilities and the restoration and reclamation of a production operation’s surface to a condition similar to that existing before oil and natural gas extraction began.

In general, the amount of an Asset Retirement Obligation (“ARO”) and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for the Company. After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds and the liability is increased each period as the retirement obligation approaches. See Note 6 for a discussion of our estimated Asset Retirement Obligation.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and is not expected to have a significant impact on our consolidated financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $240,286 in 2008 and $176,523 in 2007, and a working capital deficit of $653,040 at December 31, 2008. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Note 4 – Oil Producing Properties

Previous to the incorporation of Treaty Petroleum, Inc. (the merger partner with Treaty Energy – see Note 10), the shareholders were members of Phoenix Oil and Gas, LLC, a Tennessee Limited Liability Company (“Phoenix”). One of the members of Phoenix purchased the working interest in the oil wells located in Crockett County for $60,000 in cash. The working interest was subsequently conveyed to Phoenix by the member, who took a note in exchange (see Note 5) in the amount of $1 million.

Upon incorporation of Treaty Petroleum, Inc. the working interest was assigned by Phoenix to Treaty Petroleum, Inc. and a $1 million note to be paid by an overriding royalty interest in the form of a production payment was assigned to the member. Since the member, upon transferring the working interest, was a related party, Treaty Petroleum, Inc. recorded his interest at the historical cost of the related party – the $60,000 cash payment. We therefore established this as the cost basis of the producing properties in Treaty Energy due to the common control nature of the transaction. Additionally in 2006, we estimated the present value of the oil producing properties’ asset retirement obligation at $19,242 using a 15-year life discounted at 8%. We are depreciating this value using the straight-line method over the life of the properties.

In December, 2008, Treaty Petroleum, Inc. merged with Treaty Energy Corporation (see Note 10), transferring the producing assets and certain liabilities to Treaty Energy Corporation.

All of our oil producing properties are located in Crockett County, Texas.

Note 5 – Notes Payable to Related Parties

Note Payable For Conveyance of Oil Producing Properties

On March 2, 2005, Phoenix Oil and Gas, LLC purchased the working interest in the producing properties in Crockett County, Texas by issuing a $1 million note with the following terms:

•

A production payment of 2% of revenues received by Phoenix (net of taxes accrued by Phoenix) is to be paid up to a limit of $1 million.

•

In the event that Phoenix shall dissolve or assign its working interest in the lease, the fees will be due immediately out of the proceeds of the sale or secured by the establishment of a 2% production royalty.

•

In the event the lease becomes invalid, the note holder would receive from the other members $150,000 less monies already received via the production payments. Payments are due 60 days from the date insolvency is declared and, if not paid within that time, interest at 10% per annum will accrue.

•

The note is personally guaranteed by Phoenix’s Corporate Secretary who is now Treaty Energy’s Corporate Secretary.

On October 20, 2006, Phoenix Oil and Gas, LLC assigned a 2% production payment to the member and assigned the lease to Treaty Petroleum, Inc. The aggregate of the new production payments were established at $990,000 since Phoenix had paid $10,000 to that date. Phoenix Oil and Gas, LLC was dissolved at the end of 2006.

Treaty Energy Corporation assumed this liability upon merging with Treaty Petroleum, Inc. (see Note 10). The note is recorded net of a discount of $918,634 and $933,168 at December 31, 2008 and 2007, respectively. The net note reflected in Treaty Energy’s financial statements as of December 31, 2008 is $77,943.

In 2006, we recorded the original promissory note at $1,000,000, discounting the value of this note using cash flows expected over the life of the wells, extrapolating from historical flow rates, then applied a 6% discount rate. We therefore recorded a discount of $947,740 for a note carrying value of $52,260.

We amortize the discount using the effective interest rate such that the discount is fully amortized at the end of the properties’ expected 15-year lives. We paid interest and principal of $1,002 and $2,421, respectively, for the years ended December 31, 2008 and 2007.

Notes Payable for Working Capital

During 2007, two shareholders funded our working capital in the amount of $95,648. We accrued $1,694 in interest payable to these shareholders and made one interest payment in the amount of $500.

During 2008, the same shareholders funded additional amounts for working capital in the amount of $53,295. We accrued additional interest payable to these shareholders of $3,143, made interest payments of $2,967 and principal payments of $14,033.

These notes are revolving in nature, are callable at any time by the maker and bear simple interest at 3%. Management believes that the stated interest on these notes is not equivalent to the Company’s realistic cost of capital. We therefore imputed an additional 5% interest and charged interest expense with an additional $2,825 for the twelve months ended December 31, 2007 and an additional $5,240 for the twelve months ended December 31, 2008.

Expected Payout of Existing Liabilities at December 31, 2008

We expect to pay out the balance of our liabilities as follows:

Year	Short-Term Liabilities	Long-Term Liabilities
2009	$661,217	$––
2010	––	5,292
2011	––	5,292
2012	––	5,292
2013 and after	––	60,775
Total	$661,217	$72,651

Note 6 – Asset Retirement Obligation

In June, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FASB Statement No. 143 “Accounting for Asset Retirement Obligations.” Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The Company estimates a fair value of the obligation on each well in which it owns an interest by identifying costs associated with the future dismantlement and removal of production equipment and facilities and the restoration and reclamation of a field’s surface to a condition similar to that existing before oil and natural gas extraction began.

In general, the amount of an Asset Retirement Obligation (“ARO”) and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for the Company. After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds and the liability is increased each period as the retirement obligation approaches.

Management has estimated the ARO at $40,000. The well lives are estimated at 15 years. For the period from inception to December 31, 2008, we have accreted to expense $3,202 and the liability is calculated using the following table:

	2008	2007
Balance - beginning of year	$20,781	$19,242
Liabilities incurred	––	––
Liabilities settled	––	––
Accretion expense	1,663	1,539
Revision of existing liabilities	––	––
Balance – end of year	$22,444	$20,781

The asset retirement obligation is secured by a $25,000 Certificate of Deposit, held in trust in lieu of a performance bond, by the Bank of Fayette County, Tennessee with the Texas Railroad Commission as beneficiary should the Company fail to honor its asset retirement obligation. The Certificate of Deposit was purchased and offered as collateral by our Corporate Secretary.

Note 7 – Shareholders’ Equity

In April, 2008, we amended our articles of incorporation to increase the number of shares authorized from 250 million to 500 million.

Private Placement Memorandum

In December 2006, Treaty Petroleum, Inc. offered in a Private Placement Memorandum, to sell financing units at $50,000 per unit to accredited investors, each unit consisting of 500,000 shares of Treaty Petroleum, Inc’s common stock and warrants to purchase 250,000 additional shares at $0.40.  The warrants have an exercise period that begins on the day the Company’s common stock is traded on any exchange and expires 18 months thereafter. The Company retains the right to sell fractional units.

For the years ended December 31, 2008 and 2007, we sold the following units:

	Units Sold	Shares Issued	Warrants Issued	Cash Received
Balance, 1/1/07	0.2500	125,000	62,500	$12,500
Units sold - year ended 12/31/07	1.9950	997,500	498,750	99,750
Units sold - year ended 12/31/08	––	––	––	––
Totals	2.2450	1,122,500	561,250	$112,250

Options and Warrants

Pursuant to the Private Placement Memorandum described above, the Company issued warrants to purchase 561,250 shares of common stock. The warrants are not exercisable until the first day that the Company’s common stock is traded on a recognized exchange. They expire 18 months from that date.

As a result of the Reverse Merger explained in Note 10, the exercise period for these warrants began on December 12, 2008. As of December 31, 2008, no warrants have been exercised. However, in March, 2009, we issued 47,397 shares upon cashless exercise of 74,695 options by a consultant to Alternate Energy Corp.

Although the original warrants were written conveying an option to purchase shares in Treaty Petroleum, Inc. (the predecessor of Treaty Energy Corporation), Treaty Energy intends to honor the warrants as options to purchase the common stock of Treaty Energy Corporation.

Total Potentially Dilutive Securities

In addition to the warrants issued by Treaty Petroleum, Inc. described above, Treaty Energy also inherited certain options and warrants outstanding at the merger date (for a description of the merger, see Note 10). At December 31, 2008, the number of warrants and options that we inherited that were outstanding at December 31, 2008 was 2,687,419 and 352,313, respectively.

The following table summarizes all potentially dilutive securities outstanding at December 31, 2008.

Description
Warrants issued during 2007 and 2008 pursuant to Treaty Petroleum private placement and outstanding at 12/31/08	561,250
Warrants inherited from Alternate Energy Corp. and outstanding at 12/31/08	2,687,419
Options inherited from Alternate Energy Corp. and outstanding at 12/31/08	352,313
Total potentially dilutive securities	3,600,982

The warrants issued in connection with the Treaty Petroleum December, 2006 private placement contain an exercise price of $0.40 and expire June 12, 2010.

The warrants inherited from Alternate Energy Corp. and which are outstanding at December 31, 2008 contain exercise prices and expiry dates as follows:

Strike Price	Date Granted	Term	Expiry Date	Warrants Outstanding 12/31/08
$0.08	06/22/05	7 yr	06/22/12	124,492
$0.08	06/22/06	7 yr	06/22/07	138,435
$0.08	06/22/07	7 yr	06/22/14	124,492
$0.08	12/24/08	7 yr	12/24/15	2,300,000
Totals				2,687,419

The options inherited from Alternate Energy Corp. and which are outstanding at December 31, 2008 contain exercise prices and expiry dates as follows:

Strike Price	Date Granted	Term	Expiry Date	Warrants Outstanding 12/31/08
$0.02	03/09/06	3 yr	03/09/09	290,067
0.02	11/28/06	3 yr	11/28/09	62,246
Totals				352,313

Shareholder Contribution of Capital

During 2008, a shareholder paid expenses totaling $169,648 on behalf of the Company and elected to have those expenses treated as a contribution of capital. We recorded the expenses and with an offsetting credit to Additional Paid In Capital in that amount.

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	2008	2007
Net operating loss carry-forward (Deferred tax asset)	71,667	53,169
Valuation allowance	(71,667)	(53,169)
Net future income taxes	––	––

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

Our tax loss carry-forward of $71,667 will begin to expire in 2021.

Note 9 – Supplemental Information on Oil Producing Properties (Unaudited)

Supplemental Reserve Information

The information set forth below on our proved oil reserves is presented in pursuant to the disclosure requirements of Statement of Financial Accounting Standards No. 69. The Company emphasizes that reserve estimates are inherently imprecise. Our reserve estimates were generally based upon extrapolation of historical production trends, analogy to similar properties and volumetric calculations. Accordingly, these estimates are expected to change and such changes could be material and occur in the near term as future information becomes available.

The Company retained the service of an independent petroleum consultant Huddleston & Co., Inc., Petroleum and Geological Engineers, to estimate its proved oil reserves at December 31, 2008 and 2007.

The following table sets forth a summary of changes in estimated reserves for 2008 and 2007:

	Year Ended December 31,
Change of reserve quantity information (Bbls)	2008	2007
Proved reserves at beginning of year	26,268	20,743
Revisions of previous estimates	(14,675)	7,226
Production	(650)	(1,701)
Proved reserves at end of year	10,943	26,268

During 2007, the Company recorded upward revisions to its existing properties primarily due to an increase in year-end prices from December 31, 2006 to December 31, 2007. Similarly, the Company recorded a downward revision from December 31, 2007 to December 31, 2008 also resulting primarily from a decrease in the year-end price.

Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Oil Reserves

The following information has been developed utilizing procedures prescribed by SFAS No. 69 and based on oil reserve and production volumes estimated by the Company’s independent reserve engineers. It may be useful for certain comparison purposes but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

The future cash flows presented below are computed by applying year-end prices to year-end quantities of proved oil and natural gas reserves. Future production and development costs are computed by estimating the expenditures to be incurred in producing the Company’s proved reserves based on year-end costs and assuming continuation of existing economic conditions. It is expected that material revisions to some estimates of oil and natural gas reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed, and actual prices realized and costs incurred may vary significantly from those used.

Management does not rely upon the following information in making investment and operating decisions. Such decision are based upon a wide range of factors, including estimates of proved reserves, and varying price and cost assumptions are considered more representative of a range of possible economic conditions that may be anticipated.

The following table sets forth our future net cash flows relating to proved oil reserves based on the standardize measure prescribed in SFAS 69:

	As of December 31,
	2008	2007
Future cash inflows (1)	$488,047	$2,521,186
Future production costs (2)	(241,099)	(860,923)
Future income tax expenses	(38,086)	(524,815)
Future net cash flows	208,862	1,135,448
10% annual discount for estimated timing of cash flows	(83,220)	(664,202)
Standardized measure of discounted future net cash flows relating to proved oil reserves	$125,642	$471,246

———————

1.

Oil revenues are based on year-end prices (see table below). There is no consideration of risks associated with future production of proved reserves.

2.

Based on economic conditions at year-end and does not include administrative, general, or financing costs.

3.

Future income taxes are computed by applying the statutory tax rate to future net cash flows reduced by the tax basis of the properties.

The following table summarizes the year-end prices used to estimate reserves and future net cash flows in accordance with SEC guidelines.

Year end oil price information	2008	2007
Year-end oil price per barrel	44.60	95.98

Changes in Standardized Measure of Discounted Future Cash Flows

The following table sets forth the principal sources of change in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2008	2007
Beginning balance	$471,246	$176,075
Net change in accretion of discount (1)	14,808	78,071
Sales of oil net of production costs	(110,831)	(66,312)
Development cost changes	––	––
Revisions in previous quantity estimates (2)	(230,527)	257,155
Net changes in prices and production costs (3)	(311,227)	396,614
Changes in estimated future income taxes	230,745	(276,885)
Timing and other (4)	61,429	(93,473)
Net change in standardized measure of discounted cash flows	(345,603)	295,170
Ending balance	$125,643	$471,245

———————

1.

“Accretion to the discount” – this item is computed using the industry-recognized method as a computation of the 10% of the pre-tax present value of the prior year reserve report.

2.

“Revisions in quantity estimated” – quantity estimated varied significantly between 2006, 2007 and 2008, principally due to changes in year-end prices (see table above). Additionally, certain changes occurred due to shutting in of several wells in December, 2008.

3.

“Net changes in prices and production costs” – Our reserves consist exclusively of oil. A significant change in oil price between reporting periods resulted in differences between 2006, 2007 and 2008.  Our production costs per barrel increased significantly during 2008 because much of our costs are fixed and, due to the shutting in of several oil wells during the fourth quarter of 2008, production was greatly diminished.

4.

“Other” – This line item reflects reconciling amounts which is made available to capture those timing and other differences.

Capitalized Costs Related to Oil Producing Activities

The following table sets forth the capitalized costs relating to the Company’s oil and natural gas producing activities:

	As of December 31,
	2008	2007
Proved properties	$79,242	$79,242
Unproved properties	––	––
Total oil producing properties	79,242	79,242
Less: accumulated depletion	(10,396)	(7,773)
Oil producing properties, net	$68,846	$71,469

Costs Incurred in Oil Producing Activities

We acquired no additional oil producing properties during the years ended December 31, 2008 and 2007.

Results of Operations

The Company’s results of operations related to oil and natural gas activities are set forth below. The following table includes revenues and expenses associated directly with our oil and natural gas producing activities. It does not include any interest costs, general and administrative costs or provision for income taxes due to the net operating loss carry-forward, and therefore, is not necessarily indicative of the contribution to consolidated net operating results of our oil and natural gas operations.

	Year Ended December 31,
	2008	2007
Sales of oil	$33,226	$83,114
Lease operating expenses	174,263	140,195
Transportation costs	1,046	3,657
Production taxes	1,808	3,797
Depreciation, depletion and amortization	2,623	6,120
Accretion of asset retirement obligation	1,663	1,539
Results of producing activities	$(148,177)	$(72,194)

Note 10 - Reverse Merger of Treaty Petroleum, Inc. and Treaty Energy Corporation.

Entities Referred to in This Paragraph

Treaty Energy Corporation – formerly Alternate Energy Corp. This company is a Nevada Corporation and is the filer on whom this 10-K filing is prepared. We refer to this entity in this note as “Treaty Energy” or “the Nevada Corporation”.

Treaty Petroleum, Inc. – a Texas corporation with whom the Nevada Corporation merged through a reverse merger explained in this paragraph. We refer to this entity in this note as “Treaty Petroleum” or “the Texas Corporation”.

ARGY Merger Sub, Inc. – a Nevada corporation formed to effect the reverse merger. It is a wholly owned subsidiary of Treaty Energy. We refer to this entity in this note as “ARGY Merger Sub, Inc.”

The Merger

On December 12, 2008, Treaty Energy, formerly Alternate Energy Corp., entered into a definitive agreement whereby Treaty Petroleum, merged with a wholly owned subsidiary of Treaty Energy, ARGY Merger Sub, Inc.. The merger of Treaty Petroleum and Treaty Energy was completed on December 24, 2008. In the agreement, the shareholders of Treaty Petroleum surrendered all of their shares in return for a 90% interest in Treaty Energy.

Treaty Energy agreed to assume $500,000 in debts of Alternate Energy as part of the agreement and the management of Alternate Energy forgave $449,392 in debt. Additionally, immediately before the merger, Alternate Energy reverse-split its stock on the basis of 8.032633:1 and thereafter issued 414,000,000 post split shares to shareholders of Treaty, for a total of 460,000,000 shares outstanding immediately post merger. The historical equity transactions in these financial statements are those of Treaty Petroleum, Inc., retroactively restated to reflect shares of Treaty Energy Corporation.

Upon assuming control of management and the board of directors, the Company changed its name from Alternate Energy Corp. to Treaty Energy Corporation and changed its trading symbol from ARGY to TECO. The assets and liabilities of the former Alternate Energy were spun off to a private company except for the $500,000 liabilities assumed by Treaty Energy. This transaction has been accounted for as a reverse merger as the company acquired maintains control of the acquiring company immediately after the merger. The transaction has been accounted for as a recapitalization as ARGY did not meet the definition of a business so no step up in fair value is allowed. The historical financial information in this form 10-K is that of the accounting acquirer.

Treaty is in the business of acquiring oil and gas properties with production capabilities and proven reserves. Treaty owns 743 acres in a previously established oil and gas field. It contains 116 proven productive acres.

Income Statement of Alternate Energy Corp.

The following is an unaudited income statement of Alternate Energy Corp. , the legal acquirer in the reverse merger, from January 1, 2008 to the date of the merger, December 12, 2008.

January 1, 2008 to December 12, 2008
REVENUE	––

TOTAL REVENUE	––

EXPENSES
Administrative	220,432
Consulting fees	1,424,128
Professional fees	56,339
Research and development	62,538
Financing expense	58,714
Depreciation	14,539
NET LOSS FROM OPERATIONS	(1,836,690)

OTHER INCOME / (EXPENSES)
Other income	6,254
Gains/(losses) on settlements	(868,237)
NET LOSS	(2,698,673)

COMPREHENSIVE GAINS/(LOSSES)
Unrealized foreign currency translation gains/(losses)	27,034
Unrealized investments gains/(losses)	(26,056)
COMPREHENSIVE LOSS	(2,697,695)

Note 11 – Our Operator

The operator for all of our oil producing properties on two leases is HiGround, Inc. (“HiGround”) which is also a shareholder of the Company. As the operator, HiGround retains the right to make all decisions with respect to drilling plans, re-completions and lease operating expenses.

HiGround owns a 4.5% revenue interest in one lease, and a 7.5% revenue interest in the other lease. They received approximately $2,658 and $6,822 in royalty payments during 2008 and 2007, respectively.

Note 12 – Related-Party Transactions

As is discussed in Note 5, we partially funded our working capital throughout 2008 and 2007 with loans from shareholders, accruing interest payable to them, and paying interest and principal.

Also as discussed in Note 5, we made payments to a shareholder related to the promissory note that arose from the conveyance of the oil producing properties that we acquired from this shareholder.

As is discussed in Note 7, a shareholder paid expenses totaling $169,648 and elected to have them treated as capital contributions.

The operator of all of our oil producing properties is a related-party shareholder. Since we own a 100% working (but non-operating) interest, the shareholder-operator controls all decisions with respect to additional development, re-completions and lease operating expenses. They received revenue payments of approximately $2,658 and $6,822 during 2008 and 2007, respectively. Additionally, we accrued to HiGround $27,000 in both 2007 and 2008 as operating fees.

Note 13 – Subsequent Events

In March, 2009, we issued 47,397 shares upon cashless exercise of 74,695 options by a consultant to Alternate Energy Corp. Upon the reverse split of shares, our transfer agent rounded the number of shares outstanding up by 1,751 shares, creating a total of issued and outstanding of 460,110,701 shares at the date of this report.

Item 9.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.

As of December 31, 2008, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.

As of December 31, 2008, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.

Other Information

None

PART III

Item 10.

Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) Of The Exchange Act

As of December 31, 2008, the directors and executive officers and their positions, are as follows:

Name	Position
Ronda Hyatt	President, CEO and Director
David Hallin	Corporate Secretary and Director
Gary Dunham	Treasurer, CFO and Director

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

Ronda Hyatt has been our President, Chief Operating Officer and a director since inception. Her principal occupation since 2001 has been that of an independent Petroleum Geoscientist, Oil and Gas property evaluation consultant and operator. She attended Hardin-Simmons and Baylor Universities and is finishing a PhD in geology through the University of Texas at El Paso. Ms Hyatt’s specialties include reservoir characterization, depositional environments and their implications on hydrocarbon reservoir potential, production, stimulation, geochemical impact and analysis, and enhanced oil recovery and development. She has served as an instructor of Environmental, Physical, Historical , Sedimentary Geology and Integrated Sciences at Hardin-Simmons and University of Texas at El Paso. She has been involved in and participated in Department of Energy studies and pilot programs for enhanced, secondary microbially enhanced and tertiary oil and gas recovery measures as well as site assessments and feasibility studies for potential hazardous and radioactive waste contaminations and repositories. Ms. Hyatt has been employed by Fairleigh-Dickinson Laboratories (Energy Division), Cuatro Oil and Gas Corporation, A&D Environmentatl, Mobil Exploration and Production U.S., University of Texas at El Paso and Hardin-Simmons University, and has been an Independent oil, and gas consultant and operations management.

Gary Dunham has been the company’s Treasurer since inception and elected to the board of directors on December 2, 2006. From 1971 to 2005, he held various manufacturing, accounting, and financial management-related positions at Vanity Fair Corporation. Currently, he is owner and President of Pinnacle Stone Co., Inc., a manufacturer of cut stone and cut stone products used in commercial and residential construction He earned undergraduate degrees in Industrial Management and Accounting from the University of Missouri and an MBA from Belmont University.

David Hallin has been our Vice President, Secretary and director since our inception. Prior to that, he was the Chief Manager of Phoenix Oil & Gas LLC and Tenn-Tex Group LLC, both Tennessee LLC’s. Hallin was a Naval Aviator serving in the U.S. Marine Corps. on active duty and reserve status for twenty seven years. His experience includes service in Vietnam as a forward air controller and commanding officer of an attack squadron. He retired with the rank of Colonel. His business experience also includes a thirty two year career as a commercial pilot with FedEx where he served in flight management for ten years. He was instrumental in acquiring the SAGO oil, gas and mineral leases that now make up the foundation of the SAGO enhancement and redevelopment project in Treaty’s “Far West Texas Production Section”, and is a founder of Phoenix Oil and Gas, LLC. and Treaty Petroleum, Inc. He earned his Bachelor’s Degree in Business Administration from what is now the Walton College of Business, University of Arkansas.

Board of Directors and Committees

Our Board of Directors presently consists of three members: Ronda Hyatt, David Hallin and Gary Dunham. Our Bylaws generally provide for majority approval of directors in order to adopt resolutions. The Board of Directors may be expanded in the future. All executive officer compensation, including payroll expenditures, salaries, stock options, stock incentives, and bonuses, must be approved by the unanimous consent of the Board of Directors. The entire Board of Directors acts as the Audit Committee and the Compensation Committee.

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

As of December 31, 2008, we did not have a director on our board that met the definition of “audit committee financial expert” as set forth in Item 407(d)(5) of Regulation S-B. We are currently searching for a director that meets such requirements. We employ an outside firm to advise and consult management and the board on all matters relating to our financial statements.

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

Code of Ethics

On March 12, 2004, the Board of Directors adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to this Form 10-K.  The new Board of Directors has ratified this code. We will provide a copy of our Code of Ethics to any shareholder without charge upon a written request.

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

The board will consider candidates for director recommended by our shareholders. Candidates recommended by shareholders are evaluated with the same methodology as candidates recommended by management or members of the board. To refer a candidate for director, please send a resume or detailed description of the candidate's background and experience with a letter describing the candidate's interest in the Company to 310 North Willis, Suite 212, Abiline, Texas 79603. All candidate referrals are reviewed by at least one current board member.

Item 11.

Executive Compensation

Summary Compensation

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2008 and 2007, to our Chief Executive Officer, our Chief Financial Officer and our Corporate Secretary.

SUMMARY COMPENSATION TABLE
NAME AND PRINCIPAL POSITION	Year Ended December 31,	Base Salary	Option Awards	Dollar Value of Total Compensation for the Covered Fiscal Year
Ronda Hyatt, President, CEO and Director	2008	$0	$0	$0
	2007	0	0	0
Gary Dunham, Chief Financial Officer and Director	2008	0	0	0
	2007	0	0	0
David Hallin, Vice President, Secretary and Director	2008	0	0	0
	2007	0	0	0

Narrative to Summary Compensation Table

Employment Agreements of Named Executive Officers

None of our named executive officers have a current employment agreement, however all have orally stated that they agree to continue to the best of their abilities their duties as set forth as executive officers for the next fiscal year.  The officers and directors intend to enter into compensation agreements with Treaty Energy when the Company becomes cash positive.

Long-term Incentive Plans

We do not have any long-term incentive plans, pension plans or any similar compensatory plans for any of our directors or executive officers. Nor do we currently have any intention to initiate any such plans in the near future.

Outstanding Equity Awards at Fiscal Year End

David Hallin, owns warrants to purchase 100,000 shares which expire June 12, 2010. Our operator, HiGround, Inc. (of which our President and Chief Executive Officer is a principal) owns warrants to purchase 31,250 shares which also expire June 12, 2010. These warrants are included in Note 7.

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

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans

Potential Payments Upon Termination or Change of Control

We do not as of December 31, 2008 have any material terms , contracts, agreements, plans or arrangements, written or unwritten, that provides for payment(s) to a CEO at, following, or in connection with the resignation, retirement or termination of a CEO, or a change in control of the company or a change in the CEO’s responsibilities following a change in control, with respect to each CEO.

Director Compensation

The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors pursuant to certain agreements we have with them in 2008.

Director Compensation Table (2008)

Name	Fees Earned or paid in cash	Stock awards	Option Awards	Non-equity Deferred comp. earnings	Non-qualified Deferred comp. earnings	All other	Total
Ronda Hyatt	$––	$––	$––	$––	$––	$––	$––
David Hallin	––	––	––	––	––	––	––
Gary Dunham	––	––	––	––	––	––	––

Our board of directors is comprised of Ronda Hyatt, David Hallin and Gary Dunham who also serve as officers of the Company. None of our directors has a compensation arrangement with Treaty Energy and have not been compensated since the inception of Treaty Petroleum, Inc. in 2006.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Name of beneficial owner	Address of beneficial owner	Amount and nature of beneficial ownership	% of class (1)
TK Holdings, LLC	310 North Willis, Suite 212, Abilene, Texas 79603	270,924,062	58.89%
Reza M. Amanollahi	310 North Willis, Suite 212, Abilene, Texas 79603	28,333,333	6.16%
Directors and officers as a group (3 persons) (2)	310 North Willis, Suite 212, Abilene, Texas 79603	14,136,200	3.07%

———————

(1)

Applicable percentage owned is based on 460,061,553 shares outstanding at December 31, 2008.

(2)

Includes shares owned by corporations controlled by our officers and directors.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As is discussed in Note 5 to the financial statements, we partially funded our working capital throughout 2008 and 2007 with loans from shareholders, accruing interest payable to them, and paying interest and principal.

Also as discussed in Note 5 to the financial statements, we made payments to a shareholder related to the promissory note that arose from the conveyance of the oil producing properties that we acquired from this shareholder.

As is discussed in Note 7 to the financial statements, a shareholder paid expenses totaling $169,648 and elected to have them treated as capital contributions.

The operator of all of our oil producing properties is a related-party shareholder. Since we own a 100% working (but non-operating) interest, the shareholder-operator controls all decisions with respect to additional development, re-

completions and lease operating expenses. They received royalty payments of approximately $2,658 and $6,822 in royalty payments during 2008 and 2007, respectively.

Director Independence

During the year ended December 31, 2008, Ronda Hyatt, Gary Dunham and David Hallin served as our directors.

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules.

Item 14.

Principal Accountant Fees and Services

We paid M&K, CPAS, PLLC audit and review fees of $34,000 for 2007 relating to the pre-reverse-merger operations of Alternate Energy Corp. For 2008 audit fees, we have paid approximately $25,000 for audit and audit-related fees.

Tax Fees. We have not paid any money for tax related services.

All Other Fees.  We have not paid any money for audit related fees.

Audit Committee pre-approval policies and procedures. The entire Board of Directors, which acts as our audit committee, approved the engagement of M&K, CPAS, PLLC.

Item 15.

Exhibits, Financial Statement Schedules, Signatures

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, as filed August 1, 1997 (included as Exhibit 3.1 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).
3.2	Bylaws (included as Exhibit 3.2 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).
3.3	Articles of Amendment to the Articles of Incorporation, as filed August 23, 1997 (included as Exhibit 3.3 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).
3.4	Articles of Amendment to the Articles of Incorporation, as filed November 20, 1998 (included as Exhibit 3.4 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).
3.5	Articles of Amendment to the Articles of Incorporation, as filed May 16, 2003 (included as Exhibit 3.5 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).
4.1	2003 Stock Benefit Plan, dated July, 1, 2003 (included as Exhibit 4.1 to the Form S-8 filed July 23, 2003, and incorporated herein by reference).
4.2	Form of Class A Warrant (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).
4.3	Form of Class B Warrant (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).
4.4	Form of Class C Warrant (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).
4.5	Subscription Agreement between the Company and various subscribers (included as Exhibit 10.1 to the Form SB-2/A filed September 14, 2005, and incorporated herein by reference).
4.6	Subscription Agreement between the Company and various subscribers (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).
14.1	Corporate Code of Ethics (included as Exhibit 14 to From 10-KSB filed March 16, 2004, and incorporated herein by reference).
21.1	Subsidiaries of the registrant (filed herewith).
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alternate Energy Corp.

Date: March 31, 2009	By:	/s/ RONDA HYATT
Ronda Hyatt
President and Chief Executive Officer

In accordance with the Exchange Act , this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ RONDA HYATT
Ronda Hyatt	Date: March 31, 2009
Director

/s/ GARY DUNHAM
Gary Dunham	Date: March 31, 2009
Director

/s/ DAVID HALLIN
David Hallin	Date March 31, 2009
Director

35