Form 10-Q
period 2009-03-31
Treaty Energy Corp
filed 2009-05-15
CIK 1075773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2009
or

✓ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE TRANSITION PERIOD FROM: _____________ TO _____________

Commission file number: 000-28015

———————

TREATY ENERGY CORPORATION

(Exact name of registrant as specified in its charter)

———————

Nevada	86-0884116
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

310 North Willis, Suite 212

Abilene, Texas 79603

(Address of principal executive offices)

(325) 676-0099

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

The number of shares of the registrant’s common stock outstanding as of May 6, 2008, was 460,110,701.

TREATY ENERGY CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TREATY ENERGY CORPORATION

(Formerly Alternate Energy Corp.)

BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
ASSETS

Cash and equivalents	$15,763	$971
Accounts receivable	5,244	7,206
Total current assets	21,007	8,177

Oil and gas properties (proved), net (successful efforts method of accounting)	67,647	68,846

TOTAL ASSETS	$88,654	$77,023

LIABILITIES

Accounts payable and accrued liabilities	$460,582	$497,643
Asset retirement obligation	22,893	22,444
Notes and accrued interest to related parties	147,074	135,838
Short-term portion of long-term related party debt	5,292	5,292
Total current liabilities	635,841	661,217

Long-term debt to related party, net of short-term portion and net of discount of $918,584 and $918,634 as of March 31, 2009 and December 31, 2008, respectively	76,124	72,651

TOTAL LIABILITIES	711,965	733,868

STOCKHOLDERS' DEFICIT

Common stock – par value $0.001, 500 million shares authorized. 460,110,701 and 460,061,553 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively.	460,111	460,062
Additional paid in capital	(511,274)	(629,320)
Accumulated deficit	(572,148)	(487,587)

Total stockholders' deficit	(623,311)	(656,845)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$88,654	$77,023

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION

(Formerly Alternate Energy Corp.)

STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
REVENUES
Sales of oil	$5,667	$13,266

Total revenues	5,667	13,266

EXPENSES
Lease operating expenses	11,831	16,239
Transportation costs	515	1,194
Production taxes	14	610
General and administrative	69,839	22,439
Depreciation, depletion and amortization	1,199	656
Accretion of asset retirement obligation	449	416
Interest expense, related parties	6,381	5,694

Total expenses	90,228	47,248

NET LOSS	$(84,561)	$(33,982)

Net loss per common shares - basic and diluted	$0.00	$0.00
Weighted average common shares outstanding - basic and diluted	460,098,209	460,061,553

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION

(Formerly Alternate Energy Corp.)

STATEMENT OF SHAREHOLDERS’ DEFICIT

			Additional Paid In Capital	Accumulated Loss	Total
	Common Stock
	Shares	Amount
Balances, December 31, 2006	254,322	$255	$53,024	$(62,723)	$(9,444)

Shares issued for cash	2,029,481	2,029	97,721	—	99,750
Founder's shares	457,777,750	457,778	(457,778)	—	—
Interest imputed on related party note payable			2,825		2,825
Net loss, year ended 12/31/07				(183,350)	(183,350)

Balances, December 31, 2007	460,061,553	$460,062	$(304,208)	$(246,073)	$(90,219)

Interest imputed on related party note payable			5,240		5,240
Expenses paid on behalf of the Company by a related party			169,648		169,648
Debt acquired in reverse merger			(500,000)		(500,000)
Net loss, year ended 12/31/08				(241,514)	(241,514)

Balances, December 31, 2008	460,061,553	460,062	$(629,320)	$(487,587)	$(656,845)

Interest imputed on related party note payable
Cashless exercise of options	49,148	49	(49)		—
Cash provided by a related party			60,000		60,000
Expenses paid on behalf of the Company by a related party			56,378		56,378
Interest imputed on related party note payable			1,717		1,717
Net loss, three months ended March 31, 2009				(84,561)	(84,561)

Balances, March 31, 2009	460,110,701	$460,111	$(511,274)	$(572,148)	$(623,311)

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION

(Formerly Alternate Energy Corp.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(84,561)	$(33,982)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	1,199	656
Amortization of discount on related-party note	3,633	3,634
Accretion of asset retirement obligation	449	416
Interest imputed on related-party notes	1,717	1,288

Changes in operating assets and liabilities:
Accounts receivable	1,962	(13,266)
Accounts payable and accrued liabilities	(37,061)	18,092
Interest payable	(441)	773

Net cash used in operating activities	(113,103)	(22,389)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by / (used in) investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses paid by related-parties on the Company’s behalf	68,378	—
Borrowings from related parties	—	12,000
Principal payments on related-party notes payable	(483)	—
Cash contributed by related party	60,000	—

Net cash provided by financing activities	127,895	12,000

Net increase / (decrease) in cash and cash equivalents	14,792	(10,389)
Cash and cash equivalents, beginning of period	971	33,347
Cash and cash equivalents, end of period	$15,763	$22,958

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	1,472	—
Cash paid for income taxes	—	—

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

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

History

Treaty Energy Corporation, (“Treaty”, “the Company”, “we”, or “us”) was incorporated in the State of Nevada in August, 1997. As is more fully explained in Note 10 of our annual report as of December 31, 2008 filed on Form 10-K, in December, 2008, we merged with Treaty Petroleum, Inc., a Texas Corporation under a transaction commonly referred to as a reverse merger.

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

All of the Company’s accounting policies are not included in this Form 10-Q. A more comprehensive set of accounting policies adopted by the Company are included on our Form 10-K as of December 31, 2008 and are herein incorporated by reference.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

TREATY ENERGY CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

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

In general, the amount of an Asset Retirement Obligation (“ARO”) and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for the Company. After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds and the liability is increased each period as the retirement obligation approaches. See Note 7 for a discussion of our estimated Asset Retirement Obligation.

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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in these financial statements, we have had continuing negative cash flows from operations and working capital deficits. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

NOTE 5 – OIL PRODUCING PROPERTIES

The history of our producing properties is found in our report on Form 10-K as of December 31, 2008, filed on March 31, 2009. There have been no changes to our properties for the three months ended March 31, 2009, except that the wells are not producing as of March 31, 2009 and are effectively shut in.

For more information on the status of our wells as of this report, see “Results of Operations’ in Item 2 – Management Discussion and Analysis of Operations included in this report on Form 10-Q.

TREATY ENERGY CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 – NOTES PAYABLE

Note Payable for the Conveyance of Oil Producing Properties

On March 2, 2005, Phoenix Oil and Gas, LLC purchased the working interest in the producing properties in Crockett County, Texas by issuing a $1 million note. For a complete discussion of the terms of this note and its history, please refer to Note 5 of our report filed on Form 10-K as of December 31, 2008, filed March 31, 2009.

During the three months ended March 31, 2009, we made approximately $205 of principal payments on the note and amortized $3,633 of note discount which is included in interest expense.

Notes Payable for Working Capital

During 2007 and 2008, much of our working capital to finance our negative cash flows came from shareholders. At March 31, 2009, our principal balance to these shareholders was $146,132 with unpaid accrued interest of $942.

During the three months ended March 31, 2009, these shareholders funded an additional $12,000 in principal and we accrued an additional $1,031 in interest.

These notes are revolving in nature, are callable at any time by the maker and bear simple interest at 3%. Management believes that the stated interest on these notes is not equivalent to the Company’s realistic cost of capital. We therefore imputed an additional 5% interest and charged interest expense with an additional $1,717 for the three months ended March 31, 2009.

NOTE 7 – ASSET RETIREMENT OBLIGATION

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

Management has estimated the ARO at $40,000. The well lives are estimated at 15 years. For the three months ended March 31, 2009 and the year ended December 31, 2008, we accreted to expense according to the following table:

	Three Months Ended 3/31/09	Year Ended 12/31/09
Beginning balance	$22,444	$20,781
Liabilities incurred	—	—
Liabilities settled	—	—
Accretion expense	449	1,661
Revision of existing liabilities	—	—
Ending balance	22,893	$22,444

TREATY ENERGY CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 – ASSET RETIREMENT OBLIGATION (Continued)

The asset retirement obligation is secured by a $25,000 Certificate of Deposit, held in trust in lieu of a performance bond, by the Bank of Fayette County, Tennessee with the Texas Railroad Commission as beneficiary should the Company fail to honor its asset retirement obligation. The Certificate of Deposit was purchased and offered as collateral by our Corporate Secretary.

NOTE 8 – SHAREHOLDERS’ EQUITY

We are authorized to issue 500 million shares of our common stock. At December 31, 2008, we had 460,061,553 shares issued and outstanding.

During the three months ended March 31, 2009 we issued 49,148 shares to a consultant to Alternate Energy Corp. upon his cashless exercise of 74,695 options to purchase out stock.

At March 31, 2009, we had 460,110,701 shares issued and outstanding.

Shareholder Contribution of Capital

During the three months ended March 31, 2009, a shareholder contributed $60,000 in cash for working capital and paid expenses on behalf of the Company totaling $56,378 and elected to have those cash contributions and expenses treated as a contribution of capital. We recorded the expenses and with an offsetting credit to Additional Paid In Capital in that amount.

NOTE 9 – RELATED PARTY TRANSACTIONS

As is discussed in Note 6, we have partially funded our working capital with loans from shareholders, accruing interest payable to them, and paying interest and principal.

Also as discussed in Note 6, we made payments to a shareholder related to the promissory note that arose from the conveyance of the oil producing properties that we acquired from this shareholder.

As is discussed in Note 8, a shareholder paid expenses totaling $56,378 and made cash contributions of $60,000 and elected to have them treated as capital contributions.

The operator of all of our oil producing properties is a related-party shareholder. Since we own a 100% working (but non-operating) interest, the shareholder-operator controls all decisions with respect to additional development, re-completions and lease operating expenses.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with management’s discussion and analysis contained in our 2008 Annual Report on Form 10-K, as well as the financial statements and notes hereto included in this quarterly report on Form 10-Q. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions, such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Results of Operations

Three Months Ended March 31, 2009, compared with Three Months Ended March 31, 2008

Our revenues were significantly reduced for the three months ended March 31, 2009 compared with the same period in 2008. Our oil wells had a small amount of production during January, 2009, but then went off-line and did not produce during February or March of 2009. As of March 31, 2009, the wells are effectively shut in. We need additional capital to work these wells over. As of this report, we have not obtained this capital.

Our lease operating expenses, transportation expenses and production-based taxes are lower for the three months ended March 31, 2009 compared with the same period in 2008, principally due to lower activities.

General and administrative expenses have increased dramatically. They increased from $22,439 for the first quarter of 2008 to $69,839 for the first quarter of 2009. Most of this increase is a result of an increase in costs associated with out statutory filings and other compliance costs.

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

There is no guarantee that we can raise the funds to accomplish our production goals, or that the expenditures will produce the increases in production we anticipate.

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

ITEM 3 - QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 1A – RISK FACTORS

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under “Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, filed March 31, 2009.

This information should be considered carefully, together with other information in this report and other reports and materials we file with the Securities and Exchange Commission.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

During the three months ended March 31, 2009, we issued 49,148 shares upon cashless exercise of 74,695 options by a consultant to Alternate Energy Corp.

At March 31, 2009, we had 460,110,701 shares issued and outstanding.

Options and Warrants

Our options and warrants activity for the three months ended March 31, 2009 is as follows:

			2009 Q1 Activity
Weighted Average Strike Price	Expiry Date	No. of Warrants / Options O/S @ 12/31/08	New Grants	Exercises	Expiries	O/S 3/31/09

$ 0.02	03/09/09	290,067	—	(74,695)	(215,372)	—
$ 0.02	11/28/09	62,246	—	—	—	62,246
$ 0.05	06/05/10	561,250	—	—	—	561,250
$ 0.01	06/22/12	124,492	—	—	—	124,492
$ 0.01	06/22/13	138,435	—	—	—	138,435
$ 0.01	06/22/14	124,492	—	—	—	124,492
$ 0.01	06/22/15	2,300,000	—	—	—	2,300,000
TOTALS		3,600,982	—	(74,695)	(215,372)	3,310,915

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as filed August 1, 1997 (included as Exhibit 3.1 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

3.2	Bylaws (included as Exhibit 3.2 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Incorporation, as filed August 23, 1997 (included as Exhibit 3.3 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

3.4	Articles of Amendment to the Articles of Incorporation, as filed November 20, 1998 (included as Exhibit 3.4 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

3.5	Articles of Amendment to the Articles of Incorporation, as filed May 16, 2003 (included as Exhibit 3.5 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

4.1	2003 Stock Benefit Plan, dated July, 1, 2003 (included as Exhibit 4.1 to the Form S-8 filed July 23, 2003, and incorporated herein by reference).

4.2	Form of Class A Warrant (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).

4.3	Form of Class B Warrant (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).

4.4	Form of Class C Warrant (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).

4.5	Subscription Agreement between the Company and various subscribers (included as Exhibit 10.1 to the Form SB-2/A filed September 14, 2005, and incorporated herein by reference).

4.6	Subscription Agreement between the Company and various subscribers (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).

14.1	Corporate Code of Ethics (included as Exhibit 14 to From 10-KSB filed March 16, 2004, and incorporated herein by reference).

2.1	Subsidiaries of the registrant (filed herewith).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Treaty Energy Corporation
Date: May 15, 2009	By: /s/ Ronda Hyatt
Ronda Hyatt
President and Chief Executive Officer

In accordance with the Exchange Act , this report has been duly signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Ronda Hyatt
Ronda Hyatt	Date: May 15, 2009
Director

/s/ Gary Dunham
Gary Dunham	Date: May 15, 2009
Director

/s/ David Hallin
David Hallin	Date: May 15, 2009
Director