Form 10-Q
period 2009-06-30
Treaty Energy Corp
filed 2009-08-14
CIK 1075773

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d  ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The number of shares of the registrant’s common stock outstanding as of July 24, 2009, was 460,110,701.

TREATY ENERGY CORPORATION

FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

1

Item 1 – Financial Statements

1

Item 2 - Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

9

Item 3 - Quantitive and Qualitative Disclosures About Market Risk

10

Item 4 – Controls and Procedures

10

PART II – OTHER INFORMATION

12

Item 1 – Legal Proceedings

12

Item 1A – Risk Factors

12

Item 2 - Unregistered Sales of Equity Securities

12

Item 3 – Defaults Upon Senior Securities

12

Item 4 - Submission of Matters to a Vote of Security Holders

12

Item 5 – Other Information

12

Item 6 – Exhibits

13

SIGNATURES

14

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

TREATY ENERGY CORPORATION

(Formerly Alternate Energy Corp.)

BALANCE SHEETS

	June 30, 2009 (Unaudited)	Dec 31, 2008 (Audited)
ASSETS

Cash and equivalents	$2,796	$971
Accounts receivable	6,983	7,206
Total current assets	9,779	8,177

Oil and gas properties (proved), net (successful efforts method of accounting)	67,326	68,846

TOTAL ASSETS	$77,105	$77,023

LIABILITIES

Accounts payable and accrued liabilities	$460,043	$497,643
Asset retirement obligation	23,342	22,444
Notes and accrued interest to related parties	160,044	135,838
Short-term portion of long-term related party debt	5,292	5,292
Total current liabilities	648,721	661,217

Long-term debt to related party, net of short-term portion and net of discount of $911,368 and $918,634 as of June 30, 2009 and December 31, 2008, respectively	79,757	72,651

TOTAL LIABILITIES	728,478	733,868

STOCKHOLDERS' DEFICIT

Common stock – par value $0.001, 500 million shares authorized. 460,110,701 and 460,061,553 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively.	460,111	460,062
Additional paid in capital	(473,638)	(629,320)
Accumulated deficit	(637,846)	(487,587)

Total stockholders' deficit	(651,373)	(656,845)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$77,105	$77,023

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION

(Formerly Alternate Energy Corp.)

STATEMENTS OF OPERATIONS

	Six months ended June 30,		Three months ended June 30,
	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)

REVENUES
Sales of oil	$7,406	$21,782	$1,739	$8,516

Total revenues	7,406	21,782	1,739	8,516

EXPENSES
Lease operating expenses	27,813	44,506	15,982	28,267
Transportation costs	809	711	294	(483)
Production taxes	366	1,396	352	786
General and administrative	109,058	40,165	39,219	17,726
Depreciation, depletion and amortization	1,520	1,806	321	1,150
Accretion of asset retirement obligation	898	832	449	416
Interest expense, related parties	17,201	9,328	10,820	3,634

Total expenses	157,665	98,744	67,437	51,496

NET LOSS	$(150,259)	$(76,962)	$(65,698)	$(42,980)

Net loss per common shares - basic and diluted	$––	$––	$––	$––
Weighted average common shares outstanding - basic and diluted	460,092,407	460,061,553	460,110,701	460,061,553

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION

(Formerly Alternate Energy Corp.)

STATEMENT OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Loss	Total
Balances, December 31, 2006	254,322	$255	$53,024	$(62,723)	$(9,444)

Shares issued for cash	2,029,481	2,029	97,721	––	99,750
Founder's shares	457,777,750	457,778	(457,778)	––	––
Interest imputed on related party note payable			2,825		2,825
Net loss, year ended 12/31/07				(183,350)	(183,350)

Balances, December 31, 2007	460,061,553	$460,062	$(304,208)	$(246,073)	$(90,219)

Interest imputed on related party note payable			5,240		5,240
Expenses paid on behalf of the Company by a related party			169,648		169,648
Debt acquired in reverse merger			(500,000)		(500,000)
Net loss, year ended 12/31/08				(241,514)	(241,514)

Balances, December 31, 2008	460,061,553	$460,062	$(629,320)	$(487,587)	$(656,845)

Interest imputed on related party note payable
Cashless exercise of options	49,148	49	(49)		––
Cash provided by a related party			90,000		90,000
Expenses paid on behalf of the Company by a related party			59,547		59,547
Interest imputed on related party note payable			6,184		6,184
Net loss, six months ended 06/30/09				(150,259)	(150,259)

Balances, June 30, 2009	460,110,701	$460,111	$(473,638)	$(637,846)	$(651,373)

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION

(Formerly Alternate Energy Corp.)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(150,259)	$(76,962)
		––
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities		––
Depreciation, depletion and amortization	1,520	1,806
Amortization of discount on related-party note	7,266	7,267
Accretion of asset retirement obligation	898	832
Interest imputed on related-party notes	6,184	1,288
		––
Changes in operating assets and liabilities:		––
Accounts receivable	223	(9,995)
Accounts payable and accrued liabilities	(37,805)	22,613
Interest payable	2,233	––
	––
Net cash provided by / (used in) operating activities	(169,740)	(53,151)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by / (used in) investing activities	––	––

CASH FLOWS FROM FINANCING ACTIVITIES

Expenses paid by related-parties on the Company’s behalf	83,547	24,000
Cash contributed by related parties	90,000	––
Principal payments on related-party notes payable	(1,982)	––

Net cash provided by / (used in) financing activities	171,565	24,000

Net increase / (decrease) in cash and cash equivalents	1,825	(29,151)
Cash and cash equivalents, beginning of period	971	33,347
Cash and cash equivalents, end of period	$2,796	$4,196

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,518	$––
Cash paid for income taxes	––	––
Cashless exercise of warrants	49	––

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

NOTE 5 – OIL PRODUCING PROPERTIES

The history of our producing properties is found in our report on Form 10-K as of December 31, 2008, filed on March 31, 2009. There have been no changes to our properties for the six months ended June 30, 2009, except that the wells are not producing as of June 30, 2009 and are effectively shut in.

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

During the six months ended June 30, 2009, we made approximately $205 of principal payments on the note and amortized $7,266 of note discount which is included in interest expense. According to the terms of the note, payments are to be made out of production. When we resume production, principal and interest payments on this note will resume.

Notes Payable for Working Capital

During 2007 and 2008, much of our working capital to finance our negative cash flows came from shareholders. During the six months ended June 30, 2009, these shareholders funded an additional $24,000 in principal and we accrued an additional $3,751 in interest. At June 30, 2009, our principal balance to these shareholders was $156,428 with unpaid accrued interest of $3,616.

These notes are revolving in nature, are callable at any time by the maker and bear simple interest at 3%. Management believes that the stated interest on these notes is not equivalent to the Company’s realistic cost of capital. We therefore imputed an additional 5% interest and charged interest expense with an additional $6,184 for the six months ended June 30, 2009.

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

Management has estimated the ARO at $40,000. The well lives are estimated at 15 years. For the six months ended June 30, 2009 and the year ended December 31, 2008, we accreted to expense according to the following table:

	Six Months Ended 6/30/09	Year Ended 12/31/08
Beginning balance	$22,444	$20,781
Liabilities incurred	––	––
Liabilities settled	––	––
Accretion expense	898	1,661
Revision of existing liabilities	––	––
Ending balance	$23,342	$22,444

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

During the six months ended June 30, 2009 we issued 49,148 shares to a consultant to Alternate Energy Corp. upon his cashless exercise of 74,695 options to purchase our stock.

At June 30, 2009, we had 460,110,701 shares issued and outstanding.

Shareholder Contribution of Capital

During the six months ended June 30, 2009, a shareholder contributed $90,000 in cash for working capital and paid expenses on behalf of the Company totaling $59,547. This shareholder elected to have those cash contributions and expenses treated as a contribution of capital. We recorded the expenses and with an offsetting credit to Additional Paid in Capital in those amounts.

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

As is discussed in Note 8, a shareholder paid expenses totaling $59,547, made cash contributions of $90,000. This shareholder elected to have them treated as capital contributions.

The operator of all of our oil producing properties is a related-party shareholder. Since we own a 100% working (but non-operating) interest, the shareholder-operator controls all decisions with respect to additional development, re-completions and lease operating expenses.

NOTE 10 – SUBSEQUENT EVENTS

Change of Board of Directors and Appointment of Chief Executive Officer

On July 8, 2009, shareholders representing seventy four percent (74%) of the voting power of Treaty Energy Corporation (the “Company”) took certain corporate action by written consent of shareholders pursuant to Nevada corporate law. The shareholders voted to elect Randall Newton a director and as Chairman of the Board of Directors of the Company, and simultaneously voted to remove Ronda Hyatt, David Hallin, and Gary Dunham as directors of the Company. After these actions, Randall Newton remained as the only director of the Company.

Mr. Newton, as sole director of the Company, then was appointed Chief Executive Officer of the Company.

We signed a one-year agreement with Mr. Newton, compensating him at $250,000 per year which is all payable in common stock of the Company.

In addition, we signed an agreement with Newton Collaboration, LLC, a Texas Limited Liability Company owned by Mr. Newton to provide accounting and SEC filing services to the Company. Under this contract, Newton Collaboration is to receive $5,000 per month payable in cash or common stock.

Acquisition Activity

Vago #1 Project

On July 30, 2009, we entered into an asset purchase agreement to acquire the Vago #1 oil and gas lease in Taylor County, Texas from HiGround of Texas, LLC, a related party. We closed the acquisition on August 10, 2009.

The asset purchase agreement provides that the price for the assets is $175,000, which is to be paid by issuing HiGround 7,000,000 shares of Treaty common stock (an implied valuation of $0.025 per share).

The Vago project property is a 212 acre site that lies within an older natural gas storage unit. It includes two productive well bores. The first well bore will require a fishing job to remove certain equipment that was dropped in the well prior to being returned to production. The second well bore will require a pump change to restore production.

We are currently seeking financing to undertake these repairs.

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

Results of Operations

Six Months Ended June 30, 2009, compared with Six Months Ended June 30, 2008

Our revenues were significantly reduced for the six months ended June 30, 2009 compared with the same period in 2008. Our oil wells had a small amount of production during January, 2009, but then went off-line and did not produce during February through June of 2009. As of June 30, 2009, the wells are effectively shut in. We need additional capital to work these wells over and as of the date of this report, we have not received this capital. We are however, intensely working to obtain the capital and are hopeful that we will re-enter these wells in the third quarter of 2009 and bring these wells back to previous production levels. In addition, we are in the process of negotiating with several owners of oil and gas properties to acquire their properties for cash and common stock of the Company. We hope to acquire several of these properties before the end of the calendar year and are seeking financing to drill additional wells on these properties, as well as drill additional wells on our existing leases in Crockett County, Texas.

Our lease operating expenses, transportation expenses and production-based taxes are lower for the six months ended June 30, 2009 compared with the same period in 2008, principally due to lower production levels and lower operating activities.

General and administrative expenses have increased dramatically. They increased from $40,165 for the six months ended June 30, 2008 to $109,058 for the same period in 2009. Most of this increase is a result of an increase in costs associated with out statutory filings and other compliance costs. We did not incur these costs in 2008 because we were not a publicly reporting entity.

Our depreciation, depletion and amortization expenses were also lower since most of those costs are amortized on the unit of production method and have production as their amortization base which was lower.

Interest expense to related parties is increased due to higher debt levels to these related parties than existed during 2008.

Three Months Ended June 30, 2009, compared with Three Months Ended June 30, 2008

Whereas we recorded revenues of $8,516 for the six months ended June 30, 2008, we had no production for the same period in 2009 because of the status of the shut in wells. The small amount of recorded revenues for the three months ended June 30, 2009 resulted from an increase in the value of oil in storage.

Our lease operating expenses, transportation costs and production taxes are all significantly reduced, owing to the reduced activities in the field resulting from the shut in wells.

General and administrative expenses were significantly higher during the three months ended June 30, 2009, due to public filing and compliance costs.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Currently, we are not able to maintain our existing operations through the existing cash balances and internally generated cash flows from sales of oil production. Moreover, we have determined that our existing capital structure is not adequate to fund our planned growth. We intend to finance our drilling, work over and acquisition program by issuing additional common stock and through loans from our shareholders. There can be no assurance that we will be successful in procuring the financing we are seeking. Future cash flows are subject to a number of variables, including the level of production, natural gas prices and successful drilling efforts. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures.

Plan of Operation

Over the next twelve months we intend to develop the following initiatives:

Revenue Generation

We intend to spend approximately $160,000 repairing existing equipment on our four production wells. We believe this will increase production to approximately 1,500 barrels per month which, assuming a $50 price per barrel, will yield around $48,450 per month of net revenues (after taxes and transportation costs).

We intend to also seek acquisitions of oil and gas properties with production capabilities and proven reserves and have signed several letters of intent with oil and gas property owners to acquire their properties.

There is no guarantee that we can raise the funds to accomplish our production goals or consummate our intended acquisitions, or that the expenditures on our existing leases will produce the increases in production we anticipate.

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

Financing

We hope to finance our work over, drilling and acquisition programs by issuing additional common stock and taking shareholder loans. We are currently seeking $5 million in financing to accomplish our objectives.

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

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities

During the six months ended June 30, 2009, we issued 49,148 shares upon cashless exercise of 74,695 options by a consultant to Alternate Energy Corp.

At June 30, 2009, we had 460,110,701 shares issued and outstanding.

Options and Warrants

Our options and warrants activity for the six months ended June 30, 2009 is as follows:

			Six Months Ended 06/30/09
Weighted Average Strike Price	Expiry Date	No. of Warrants / Options O/S @ 12/31/08	New Grants	Exercises	Expiries	O/S 6/30/09
$ 0.02	03/09/09	290,067	––	(74,695)	(215,372)	––
$ 0.02	11/28/09	62,246	––	––	––	62,246
$ 0.05	06/05/10	561,250	––	––	––	561,250
$ 0.01	06/22/12	124,492	––	––	––	124,492
$ 0.01	06/22/13	138,435	––	––	––	138,435
$ 0.01	06/22/14	124,492	––	––	––	124,492
$ 0.01	06/22/15	2,300,000	––	––	––	2,300,000
TOTALS		3,600,982	––	(74,695)	(215,372)	3,310,915

Item 3 – Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

On July 8, 2009, shareholders representing seventy four percent (74%) of the voting power of Treaty Energy Corporation (the “Company”) took certain corporate action by written consent of shareholders pursuant to Nevada corporate law. The shareholders voted to elect Randall Newton a director and as Chairman of the Board of Directors of the Company, and simultaneously voted to remove Ronda Hyatt, David Hallin, and Gary Dunham as directors of the Company. After these actions, Randall Newton remained as the only director of the Company.

Mr. Newton, as sole director of the Company, then was appointed Chief Executive Officer of the Company.

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

Date: August 14, 2009	Treaty Energy Corporation

	By:	/s/ RANDALL NEWTON
Randall Newton Chief Executive Officer

14