Form 10-Q
period 2009-09-30
Treaty Energy Corp
filed 2009-11-16
CIK 1075773

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d  ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

The number of shares of the registrant’s common stock outstanding as of October 16, 2009, was 493,605,424.

TREATY ENERGY CORPORATION
FORM 10-Q

INDEX

PART I – FINANCIAL INFORMATION

3

ITEM 1 – FINANCIAL STATEMENTS

3

BALANCE SHEETS

3

STATEMENTS OF OPERATIONS

4

STATEMENT OF SHAREHOLDERS’ DEFICIT

5

STATEMENTS OF CASH FLOWS

6

NOTES TO UNAUDITED FINANCIAL STATEMENTS

8

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  14

ITEM 3 – QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

15

ITEM 4 – CONTROLS AND PROCEDURES

16

PART II – OTHER INFORMATION

17

ITEM 1 – LEGAL PROCEEDINGS

17

ITEM 1A – RISK FACTORS

17

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES

17

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

17

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

17

ITEM 5 – OTHER INFORMATION

17

ITEM 6 – EXHIBITS

18

SIGNATURES

19

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TREATY ENERGY CORPORATION
(Formerly Alternate Energy Corp.)

BALANCE SHEETS

	Sep 30, 2009 (Unaudited)	Dec 31, 2008 (Audited)
ASSETS
Cash and equivalents	$477	$971
Accounts receivable	—	7,206
Total current assets	477	8,177
Oil and gas properties (proved), net (successful efforts method of accounting)	—	68,846
Prepaid expenses and other	7,454	—
TOTAL ASSETS	$7,931	$77,023
LIABILITIES
Accounts payable and accrued liabilities	$260,250	$497,643
Asset retirement obligation	—	22,444
Notes and accrued interest to related parties	38,956	135,838
Notes and accrued interest payable	161,215	—
Short-term portion of long-term related-party note	5,292	5,292
Total current liabilities	465,713	661,217
Long-term debt to related party, net of short-term portion and net of discount of $911,368 and $918,634 as of September 30, 2009 and December 31, 2008, respectively	79,757	72,651
TOTAL LIABILITIES	545,470	733,868
STOCKHOLDERS’ DEFICIT
Common stock – par value $0.001, 500 million shares authorized. 491,589,652 and 460,061,553 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively.	491,590	460,062
Additional paid in capital	5,866	(629,320)
Accumulated deficit	(1,034,995)	(487,587)
Total stockholders’ deficit	(537,539)	(656,845)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,931	$77,023

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(Formerly Alternate Energy Corp.)

STATEMENTS OF OPERATIONS

	Nine months ended September 30,		Three months ended September 30,
	2009 (Unaudited)	2008 (Unaudited)	2009 (Unaudited)	2008 (Unaudited)

REVENUES
Sales of oil	$423	$23,839	$—	$2,057
Total revenues	423	23,839	—	2,057
EXPENSES
Lease operating expenses	27,813	145,280	—	100,774
Transportation costs	455	1,491	—	780
Production taxes	14	696	—	(700)
Impairment of oil and gas properties	218,984	—	218,984	—
General and administrative	277,823	47,929	175,042	7,764
Depreciation, depletion and amortization	1,520	1,968	—	162
Accretion of asset retirement obligation	898	1,247	—	415
Interest expense, related parties	20,324	17,619	3,123	8,291
Total expenses	547,831	216,230	397,149	117,486
NET LOSS	$(547,408)	$(192,391)	$(397,149)	$(115,429)
Net loss per common shares - basic and diluted	$—	$—	$—	$—
Weighted average common shares outstanding - basic and diluted	463,017,866	460,061,553	468,741,591	460,061,553

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(Formerly Alternate Energy Corp.)

STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Accumulated Loss	Total

Balances, December 31, 2007	460,061,553	$460,062	$(304,208)	$(246,073)	$(90,219)
Interest imputed on related party note payable			5,240		5,240
Expenses paid on behalf of the Company by a related party			169,648		169,648
Debt acquired in reverse merger			(500,000)		(500,000)
Net loss, year ended 12/31/08				(241,514)	(241,514)
Balances, December 31, 2008	460,061,553	$460,062	$(629,320)	$(487,587)	$(656,845)

Cashless exercise of options	49,148	49	(49)		—
Cash provided by a related party			94,000		94,000
Expenses paid on the Company’s behalf by a related party			61,822		61,822
Interest imputed on notes payable			8,137		8,137
Acquisitions of oil and gas properties	7,000,000	7,000	168,000		175,000
Stock for services	4,000,000	4,000	48,400		52,400
Officer compensation	5,871,004	5,871	57,657		63,528
Retirement of debt	14,607,947	14,608	197,219		211,827
Net loss, nine months ended 9/30/09				(547,408)	(547,408)
Balances, September 30, 2009	491,589,652	$491,590	$5,866	$(1,034,995)	$(537,539)

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(Formerly Alternate Energy Corp.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended Sep 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(547,408)	(192,391)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities		—
Depreciation, depletion and amortization	1,520	1,967
Stock based compensation	115,928	—
Impairment of oil and gas assets	218,984	—
Amortization of discount on related-party note	7,266	7,267
Accretion of asset retirement obligation	898	1,247
Interest imputed on notes payable	8,137	10,352
Changes in operating assets and liabilities:
Accounts receivable	7,206	2,670
Accounts payable and accrued liabilities	5,493	38,266
Interest payable	3,403	—
Prepaid expenses	(7,454)	—
Net cash provided by / (used in) operating activities	(186,027)	(130,622)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by / (used in) investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES
Expenses paid by related-parties on the Company’s behalf	85,015	24,000
Cash contributed by related parties	94,000	100,000
Borrowings from related parties	8,500	—
Principal payments on related-party notes payable	(1,982)	—
Net cash provided by / (used in) financing activities	185,553	124,000
Net increase / (decrease) in cash and cash equivalents	(494)	(6,622)
Cash and cash equivalents, beginning of period	971	33,347
Cash and cash equivalents, end of period	477	26,725

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(Formerly Alternate Energy Corp.)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Nine Months Ended September 30,
	2009	2008

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,518	$2,967
Cash paid for income taxes	—	—
Cashless exercise of warrants	49	—
OTHER NON-CASH ITEMS
Shares issued to settle debt with a related party	$211,827	$—
Shares issued to acquire oil and gas properties	$175,000	$—

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Information Regarding Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. We generally use words such as “believe,” “may,” “could,” “will,” “intend,” “expect,” “anticipate,” “plan,” and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described below and elsewhere in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and our future results, levels of activity, performance or achievements may not meet these expectations. We do not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in our expectations, except as required by law.

History

Treaty Energy Corporation, (“Treaty”, “the Company”, “we”, or “us”) was incorporated in the State of Nevada in August, 1997. As is more fully explained in Note 10 of our annual report as of December 31, 2008 filed on Form 10-K, in December, 2008, we merged with Treaty Petroleum, Inc., a Texas Corporation under a transaction commonly referred to as a reverse merger.

We are a crude oil and natural gas producing company currently seeking to acquire producing oil and gas properties which have current production and development opportunities. See Note 11 – Subsequent Events for a discussion of the oil and gas properties that we have acquired, subject to financing, as of the date of this report.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with Generally Accepted Accounting Principals in the United States.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC as of September 30, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

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

We have evaluated subsequent events through the date of issuance of the financial statements.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued a new accounting standard relating to the hierarchy of Generally Accepted Accounting Principles. This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). This standard becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and is not expected to have a significant impact on our consolidated financial statements.

The Company has adopted a new accounting standard issued by the FASB related to fixed assets and impairments of fixed assets (“Topic 360”). This topic requires us to review for impairment long-lived assets, such as property, plant, equipment, and acquired intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. We assess recoverability of assets to be held and used by comparing their carrying amount to the expected future undiscounted net cash flows they are expected to generate. If an asset or group of assets is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset or group of assets exceeds fair value. We report long-lived assets meeting the criteria to be considered as held-for-sale at the lower of their carrying amount or fair value less anticipated disposal costs. During the quarter ended September 30, 2009, the Company impaired $218,984 of oil and gas properties (see Note 5 for a discussion of the impairments).

In May 2009, the FASB issued a new accounting standard relating to subsequent events (“Topic 855”). This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). Topic 855 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The Company has adopted this standard in the current report on Form 10-Q.

The Company adopted a new accounting standard issued by the FASB related accounting for conditional asset retirement obligations. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The Company estimates a fair value of the obligation on each well in which it owns an interest by identifying costs associated with the future dismantlement and removal of production equipment and facilities and the restoration and reclamation of a production operation’s surface to a condition similar to that existing before oil and natural gas extraction began. As of the balance sheet date, the Company has no interests in any oil wells. Accordingly, we have no conditional asset retirement obligations.

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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in these financial statements, we have had continuing negative cash flows from operations and working capital deficits and have no productive assets as of September 30, 2009. These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

NOTE 5 – OIL PRODUCING PROPERTIES

The history of our producing properties is found in our report on Form 10-K as of December 31, 2008, filed on March 31, 2009.

Loss of Crockett County Leases

During September, 2009 we received notice that David Hallin, the previous Corporate Secretary of the Company acting as Corporate Secretary for Treaty Petroleum, Inc. (the Texas corporation from which the two Crockett County, Texas leases were assigned to Treaty Energy Corporation) executed a “Release of Lease”, surrendering all rights to the two Crockett County leases. We also received notice that Mr. Hallin, along with Ronda Hyatt, the previous Company President, acting as President of High Ground, Inc., the operator of record of the leases, executed a “Release and Indemnification Agreement” with a representative of the lessors of the leases whereby Treaty Petroleum, Inc. (the Texas Corporation) was indemnified of all liabilities to the lessors.

These leases no longer are available to Treaty Energy Corporation for production or development. We therefore have impaired the net asset value of the leases in their entirety.

In recording the loss of the Crockett Country leases, we wrote off the oil and gas properties, net of accumulated amortization, of $67,326 and removed the related asset retirement obligation of $23,342, and recorded a loss of $43,984.

Loss of Vago #1 Project

On July 30, 2009, we entered into an agreement to purchase the Vago #1 lease in West Texas from High Ground, Inc in West Texas. The acquisition was completed with delivery of the purchase price of 7million shares of Company common stock and valued the shares at the closing price on the date of the agreement, or $175,000.

We were unable to obtain due diligence information from High Ground on this acquisition. We have impaired this property in its entirety and are evaluating our options with respect to the return of the 7 million shares.

A summary of the effect on income of the oil and gas impairments is as follows:

Gain or (Loss)

Crockett County Leases	(43,984)
Vago #1	(175,000)
Impairment of oil and gas properties	(218,984)

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

During the nine months ended September 30, 2009, we made approximately $205 of principal payments on the note and amortized $7,266 of note discount which is included in interest expense. According to the terms of the note, payments are to be made out of production.

Upon the loss of the Crockett County leases in September, 2009 (described in Note 5), we no longer have the production available from which to service the note payable. We have not yet removed the related liability of $85,049 but we are evaluating our options with respect to the removal of this debt.

Notes Payable for Working Capital

During 2007 and 2008, much of our working capital to finance our negative cash flows came from shareholders. At September 30, 2009, our principal balance to these shareholders was $156,428 with unpaid accrued interest of $4,786. At June 30, 2009 the principal and accrued interest were classified as Notes and Interest Payable to Related Parties. At that time, the makers of the notes were officers and directors of the Company. During the three months ended September 30, 2009, a majority of shareholders voted to remove the makers of these notes from the Board of Directors and they subsequently resigned as officers of the Company. Therefore, the debts owed to these individuals are no longer classified as related-party debts and are included in Notes and Accrued Interest Payable.

These notes are revolving in nature, are callable at any time by the maker and bear simple interest at 3%. Management believes that the stated interest on these notes is not equivalent to the Company’s realistic cost of capital. We therefore imputed an additional 5% interest and charged interest expense with an additional $8,137 for the nine months ended September 30, 2009.

NOTE 7 – ASSET RETIREMENT OBLIGATION

In June, 2006, the Company adopted a new accounting standard issued by the FASB related accounting for conditional asset retirement obligations. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The Company estimates a fair value of the obligation on each well in which it owns an interest by identifying costs associated with the future dismantlement and removal of production equipment and facilities and the restoration and reclamation of a field’s surface to a condition similar to that existing before oil and natural gas extraction began.

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

With the loss of the Crockett County leases (see Note 5) we no longer have any conditional asset retirement obligations as of September 30, 2009. We have therefore adjusted our ARO as follows:

	Nine Months Ended 9/30/09	Year Ended 12/31/08
Beginning balance	$22,444	$20,781
Liabilities incurred	—	—
Liabilities settled	—	—
Accretion expense	898	1,661
Loss of properties and release of obligation (See Note 5)	(23,342)	—
Ending balance	$—	$22,444

NOTE 8 – SHAREHOLDERS’ EQUITY

We are authorized to issue 500 million shares of our common stock. At December 31, 2008, we had 460,061,553 shares issued and outstanding.

During the nine months ended September 30, 2009 we issued 49,148 shares to a consultant to Alternate Energy Corp. upon his cashless exercise of 74,695 options to purchase our stock.

We issued 7 million shares of common stock to High Ground, Inc. for the acquisition of the Vago #1 project in West Texas (see Note 5). We valued the stock issuance on the date of the issuance of the shares and recorded and asset in the amount of $175,000. We subsequently rescinded the agreement based on a lack of information provided by the seller and have impaired the property in its entirety.

We issued 4 million shares to a consulting company for services. We valued these shares at the date of the agreement and recorded an expense of $52,400.

We issued 5,871,004 shares to our Board Chairman and Chief Executive Officer, Randall Newton, as compensation pursuant to our contract with him. We valued these shares at the date of issuance and recorded a charge of $63,528 to expense for the three months ended September 30, 2009. The unearned portion of the issuance at September 30, 2009 is $40,500 and will be earned over the next nine months at approximately $4,500 per month.

We issued 14,607,947 shares of common stock to the Board Chairman and Chief Executive Officer before the reverse merger (Alternate Energy Corp.) to extinguish the debt in the amount of $211,827. We recorded the stock issuance at the amount of debt retired and recognized no gain or loss.

At September 30, 2009, we had 491,589,652 shares issued and outstanding.

Shareholder Contribution of Capital

During the nine months ended September 30, 2009, a shareholder contributed $94,000 in cash for working capital and paid expenses on behalf of the Company totaling $61,822. This shareholder elected to have those cash contributions and expenses treated as a contribution of capital. We recorded the expenses and with an offsetting credit to Additional Paid in Capital in those amounts.

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

As is discussed in Note 8, a shareholder paid expenses totaling $61,822, made cash contributions of $94,000. This shareholder elected to have them treated as capital contributions.

During the three months ended September 30, 2009, the Company signed an agreement with Newton Collaboration, LLC to provide accounting and corporate governance services for one year for $5,000 per month, payable in stock or cash at the Company’s option. As of September 30, 2009, we have not made any payments to Newton Collaboration, LLC on this contract but have accrued a $15,000 liability. Our Chief Executive Officer and Board Chairman, Randall Newton is the Managing Member of Newton Collaboration, LLC.

Additionally, Mr. Newton is owed $15,457 in unpaid services pursuant to our consulting agreement with him.

Mr. Newton made short-term loans to the Company in the amount of $8,500 which is unpaid as of September 30, 2009.

NOTE 10 – CHANGE OF BOARD OF DIRECTORS AND APPOINTMENT OF CHIEF EXECUTIVE OFFICER

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

On September 19, 2009, the Company’s President (Ronda Hyatt), Secretary (David Hallin), and Treasurer (Gary Dunham) resigned their respective positions. The Company accepted the resignations.

NOTE 11 – SUBSEQUENT EVENTS

Acquisition Activity

Agreement to Purchase 54 Oil and Gas Leases in Kansas

On October 7, 2009, Treaty Energy Corporation (the “Company” or “Treaty”) entered into an agreement to purchase certain oil and gas leases in eastern Kansas. The purchase price for the leases is $6,000,000, $3,000,000 of which is to be paid in cash at closing. The remainder of the purchase price will be financed by the seller by a promissory note. The note carries a 3% annual interest rate and is payable by crediting 5% of the leases’ production toward the amount of the note. The agreement provides that the transaction is to close before December 31, 2009. Treaty is working with a prominent Texas bank in order to pay the cash portion of the purchase price at closing.

Stock Issuances

We issued 2,015,772 shares of common stock to Mr. Newton for November salary.

We have evaluated subsequent events through the date of issuance of the financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Nine Months Ended September 30, 2009, compared with Nine Months Ended September 30, 2008

Our revenues were significantly reduced for the nine months ended September 30, 2009 compared with the same period in 2008. Our oil wells had a small amount of production during January, 2009, but then went off-line and did not produce during February through June of 2009. We subsequently received notification that the leases were reclaimed by the landowners (see Note 5).

Our lease operating expenses, transportation expenses and production-based taxes are considerably reduced for the nine months ended September 30, 2009 compared with the same period in 2008, because of the lack of production on the Crockett County leases and our subsequent loss of this lease.

General and administrative expenses have increased dramatically. They increased from $175,042 for the nine months ended September 30, 2008 to $284,100, a 62% increase, for the same period in 2009. Most of this increase is a result of an increase in hiring Mr. Newton as our Board Chairman and Chief Executive Officer, from the hiring of a consultant, and from costs associated with statutory compliance and reporting. We did not incur these compliance costs in 2008 because we were not a publicly reporting entity.

Our depreciation, depletion and amortization expenses were also lower since most of those costs are amortized on the unit of production method and have production as their amortization base which was lower.

Interest expense to related parties is increased due to higher debt levels to these related parties than existed during 2008.

Three Months Ended September 30, 2009, compared with Three Months Ended September 30, 2008

Whereas we recorded revenues of $2,057 for the three months ended September 30, 2008, we had no production for the same period in 2009 because of the status of the shut in wells and the subsequent loss of the leases in Crockett County, Texas.

Our lease operating expenses, transportation costs and production taxes are all significantly reduced, owing to the reduced activities in the field and the loss of the Crockett County leases.

General and administrative expenses were significantly higher during the three months ended September 30, 2009, due to public filing and compliance costs, the cost of hiring Mr. Newton as Board Chairman and Chief Executive officer and the hiring of a consultant.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Currently, we are not able to maintain our existing operations through the existing cash balances and internally generated cash flows from sales of oil production. Additionally, we have lost the only oil and gas lease providing the Company cash flows from operations. Moreover, we have determined that our existing capital structure is not adequate to fund our planned growth.

As discussed in Note 10, we entered into a contract to acquire certain oil and gas leases in eastern Kansas. These properties have greatly reduced oil flows in the coldest winter months and typically see production at approximately one third of their production levels in spring, summary and fall. If we close the acquisition in December, we will see the reduced oil flows and little or no additional to cash flows from operations until they wells come back on at their normal production levels. However, once normal production levels resume in the spring, we expect the immediate addition of positive cash flows (before debt service, capital expenditures and corporate expenses) from these properties. We also intend to hedge a portion of the production existing at the time of acquisition in order to raise enough funds to begin an aggressive drilling campaign in Kansas. The credit line which we are currently negotiating, if consummated, will allow us to finance additional reserves as they come on, allowing us to increase the rate at which new wells are drilled. If the properties in Kansas are acquired and the financing is consummated, we expect to drill approximately 400 new wells within five years. If we are successful in this drilling campaign, we expect to reach production levels of approximately 1,200 barrels per day at the end of those five years.

We intend to finance our drilling, work over and acquisition program by bank debt. There can be no assurance that we will be successful in procuring the financing we are seeking. Future cash flows are subject to a number of variables, including the level of production, natural gas prices and successful drilling efforts. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures.

Plan of Operation

Over the next twelve months we intend to develop the following initiatives:

Revenue Generation

We expect that the Kansas oil and gas leases, if acquired and financing is obtained, will initially produce between 135 and 150 barrels per day once normal production levels resume after the coldest winter months which will immediately add positive cash flows from operations to our negative cash flows currently existing due to our corporate costs. We expect that our aggressive drilling program will provide additional cash flows in the future.

There is no guarantee that we can raise the funds to accomplish our production goals or consummate our intended acquisitions, or that the expenditures on our existing leases will produce the increases in production we anticipate.

Drilling and Work-Over Programs

We have identified approximately 600 locations in eastern Kansas on the oil and gas leases that we have under contract. If we close the acquisition and obtain the bank financing, we will plan on drilling approximately 400 of these wells in five years.

Several existing leases exist where production can be enhanced through water-flooding.

We currently do not have adequate cash to undertake these plans. Unless we close our acquisition in Kansas and obtain the required bank financing, we will be unable to execute them.

Financing

We hope to finance our work over, drilling and acquisition programs by a combination of bank financing, owner financing and cash flows from operations.

There is no guarantee that we can raise the required capital to make acquisitions, drill new wells, or repair equipment on any acquired properties, or that undertaking such repairs, acquisitions and drilling program will make us profitable or self-sustaining.

ITEM 3 – QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES

See Note 8 to the financial statements included in this quarterly report on form 10-Q for a discussion of the common stock transactions during the nine months ended September 30, 2009.

Options and Warrants

Our options and warrants activity for the nine months ended September 30, 2009 is as follows:

			Six Months Ended 06/30/09
Weighted Average Strike Price	Expiry Date	No. of Warrants / Options O/S @ 12/31/08	New Grants	Exercises	Expiries	O/S 9/30/09

$0.02	03/09/09	290,067	—	(74,695)	(215,372)	—
$0.02	11/28/09	62,246	—	—	—	62,246
$0.05	06/05/10	561,250	—	—	—	561,250
$0.01	06/22/12	124,492	—	—	—	124,492
$0.01	06/22/13	138,435	—	—	—	138,435
$0.01	06/22/14	124,492	—	—	—	124,492
$0.01	06/22/15	2,300,000	—	—	—	2,300,000
TOTALS		3,600,982	—	(74,695)	(215,372)	3,310,915

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

August 18, 2009, shareholders representing 64% of the voting power of the Company ratified the employment agreement with Mr. Newton and the Accounting Services Agreement with Newton Collaboration, LLC.

On October 9, 2009, Joe Grace and Dan Olson were appointed as directors of the Company.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as filed August 1, 1997 (included as Exhibit 3.1 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

3.2	Bylaws (included as Exhibit 3.2 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Incorporation, as filed August 23, 1997 (included as Exhibit 3.3 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

3.4	Articles of Amendment to the Articles of Incorporation, as filed November 20, 1998 (included as Exhibit 3.4 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

3.5	Articles of Amendment to the Articles of Incorporation, as filed May 16, 2003 (included as Exhibit 3.5 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

4.1	2003 Stock Benefit Plan, dated July, 1, 2003 (included as Exhibit 4.1 to the Form S-8 filed July 23, 2003, and incorporated herein by reference).

4.2	Form of Class A Warrant (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).

4.3	Form of Class B Warrant (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).

4.4	Form of Class C Warrant (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).

4.5	Subscription Agreement between the Company and various subscribers (included as Exhibit 10.1 to the Form SB-2/A filed September 14, 2005, and incorporated herein by reference).

4.6	Subscription Agreement between the Company and various subscribers (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).

14.1	Corporate Code of Ethics (included as Exhibit 14 to From 10-KSB filed March 16, 2004, and incorporated herein by reference).

2.1	Subsidiaries of the registrant (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2009	Treaty Energy Corporation

By: /s/ Randall Newton
Randall Newton
Chief Executive Officer

19