Form 10-K
period 2009-12-31
Treaty Energy Corp
filed 2010-04-15
CIK 1075773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

 FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission file number 000-28015

TREATY ENERGY CORPORATION
 (Name of Small Business Issuer in Its Charter)

NEVADA	86-0884116
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)
440 Louisiana, Suite 1400 Houston, Texas 77002 (Address of principal executive offices, including zip code.)
(713)425-5364 (Registrant's telephone number, including area code)

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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No☑

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity.  Based on the closing sale price on March 16, 2010, the aggregate market value of the voting common stock held by non-affiliates is $9,435,503.

    State the number of shares outstanding of each of the registrant’s classes of common stock as of March 23, 2009: 496,605,424.

    Documents Incorporated by reference: None.

TREATY ENERGY CORPORATION
FORM 10-K
For the Year Ended December 31, 2009

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

At December 31, 2009 we owned a 100% working interest and a 68% revenue interest in two oil leases in Crockett Country, Texas.  As is explained in Note 4 to the financial statements, we failed to hold these leases by production.

Also, as is explained in Note 4, on December 31, 2009, we entered into an arrangement to with Town Oil Co. in Paola, Kansas, to acquire a 100% working interest in 54 leases containing 481 active producing wells and 135 injector wells producing approximately 150 barrels per day.   As of the date of this report, we are still seeking financing for this acquisition.  We are currently seeking financing to close this deal.

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

Our operations are subject to various types of regulation at the federal, state and local levels. This regulation includes requiring permits for drilling wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing of wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used or generated in connection with operations. Our operations are also subject tovarious conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and the unitization or pooling of oil and natural gas properties. In addition, state conservation laws sometimes establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and natural gas we can produce from our wells in a given state and may limit the number of wells or the locations at which we can drill.

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

Our current operating activity is concentrated in Kansas and Tennessee. As a result, we may be disproportionately exposed to the impact of drilling and other delays or disruptions of production from these regions caused by weather conditions, governmental regulation, lack of field infrastructure, or other events which impact this area.

We may continue to incur losses.

We reported a net loss for the years ended December 31, 2009 and 2008 of $1,202,190 and $241,514, respectively.  There is no assurance that we will be able to achieve and maintain profitability.

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

Item 1B. Unresolved Staff Comments

The registrant is not an accelerated filer and is therefore not required to complete this section.

Item 2. Properties

Our administrative offices are located at 440 Louisiana, Suite 1400, Houston, Texas, 77002.   We pay approximately $3,400 per month and our lease runs through October, 2010.

Item 3. Legal Proceedings

On January 29, 2010, a lawsuit was filed in the 22nd Judicial District Court, Parish of St. Tammany, Louisiana naming Treaty Energy Corporation, among others, as a defendant.  The lawsuit alleges certain monies owed for operations on the Crockett County leases prior to their administration by Treaty Energy Corporation.

It is not clear from the lawsuit what damages are being claimed by the plaintiffs.  Moreover, the Company’s legal counsel believes that the 22nd Judicial District Court in the Parish of St. Tammany has no jurisdiction over a lawsuit whose plaintiff and defendant both reside in Texas.  The Company has moved to have the lawsuit moved into the Federal Court system.

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

There were no matters submitted to the shareholders during the fourth quarter of 2009.

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

Fiscal quarter	High	Low

First quarter, 2008	0.442	0.161
Second quarter, 2008	0.185	0.076
Third quarter, 2008	0.265	0.080
Fourth quarter, 2008	0.096	0.040

First quarter, 2009	0.150	0.028
Second quarter, 2009	0.075	0.016
Third quarter, 2009	0.028	0.010
Fourth quarter, 2009	0.023	0.011

At December 31, 2009, there were 496,605,424 shares of our common stock issued and outstanding.

Holders

As of December 31, 2009, we had approximately 1,154 holders of record, including common shares held by brokerage clearing houses, depositories, or otherwise in unregistered form.

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

At December 31, 2008, 352,313 options were granted, fully vested and outstanding.  During the twelve months ended December 31, 2009, all of these options were either exercised or expired.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

During the three months ended December 31, 2009, we issued the following unregistered securities:

On October 15, 2009, we issued 2,015,772 shares of common stock to our Chief Executive Officer pursuant to his employment agreement and recognized $34,268 of compensation expense.

On November 30, 2009, we issued 3,000,000 shares to a director in return for $39,000 in cash.

Item 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this item.

Item 7 .  Management’s Discussion and Analysis and Plan of Operation

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

Going Concern

The accompanying financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $212,511 in 2009 and $240,286 in 2008, and a working capital deficit of $724,162 at December 31, 2009.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board issued guidance which defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements (“Topic 820”).  Topic 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company believes that adoption of this guidance on fair value measurements will not have a significant impact on its statement of operations and financial position.

The Company has adopted guidance issued by the Financial Accounting Standards Board regarding property, plant and equipment (“Topic 360”).   This pronouncement requires us to review for impairment long-lived assets and acquired intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. We assess recoverability of assets to be held and used by comparing their carrying amount to the expected future undiscounted net cash flows they are expected to generate. If an asset or group of assets is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset or group of assets exceeds fair value.  We report long-lived assets meeting the criteria to be considered as held-for-sale at the lower of their carrying amount or fair value less anticipated disposal costs. In the years presented, the Company did not recognize any impairment charges on long-lived assets arising from carrying amount exceeding fair value.

In June, 2006, the Company adopted Financial Accounting Standards Board accounting guidance governing accounting for conditional asset retirement obligations.  According to this guidance, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The Company estimates a fair value of the obligation on each well in which it owns an interest by identifying costs associated with the future dismantlement and removal of production equipment and facilities and the restoration and reclamation of a field’s surface to a condition similar to that existing before oil and natural gas extraction began.

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

In May 2008, the FASB issued The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). This statement becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and is not expected to have a significant impact on our consolidated financial statements.

Results of Operations – Comparison of Years Ended December 31, 2009 versus 2008

Revenues

Our revenues decreased dramatically for the twelve months ended December 31, 2009 versus 2008 ($423 in 2009 versus $33,226 in 2008).  The leases lost in Crockett County, Texas were not replaced by year end.

Expenses

Transportation Costs and Production Taxes

Transportation and production tax expenses were reduced almost to zero due to the loss of the leases in Crockett County, Texas.

Depreciation, Amortization and Depletion

Depreciation, amortization and depletion decreased for the year ended December 31, 2009 versus the same period in 2008.  This decrease is due to the loss of the leases in Crockett County, Texas.

Lease Operating Expenses

Our lease operating expenses were reduced to $42,996 in 2009 from $174,263 in 2008.  This reduction is due to the loss of our leases in Crockett County, Texas.

General and Administrative Expenses

Our general and administrative expenses increased from $70,408 for the twelve months ended December 31, 2008 to $721,561 for the same period in 2009.  This increase resulted from increased officer and director stock-based compensation, additional statutory compliance costs and certain consulting activities.

Interest Expense

Interest expense increased slightly for the twelve months ended December 31, 2009 ($23,757) versus the same period in 2008 ($22,929) owing from slightly higher interest-bearing debt levels.

Net Loss

Our net loss increased for the year ended December 31, 2009 (a net loss of $1,202,190) from the same period in 2008 (a net loss of $241,514) for the reasons set forth above.

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

Plan of Operation

Over the next twelve months we intend to develop the following initiatives:

Acquire Financing for our Kansas Project

We hope to acquire financing to effectively transfer title on the 54 leases in eastern Kansas.  We expect that the 100% working interest there will provide the company with approximately $150,000 per month in cash flows before debt service at a 150 barrel per day production level at $75 per barrel.

Kansas Production Enhancement

Along with the capital to acquire the Kansas leases, we hope to raise an additional $1 million to increase the production levels there.  Many of the leases have never been water-flooded and we expect that properly doing so could increase production by 100% even before we begin drilling.

We currently do not have adequate cash to undertake these plans.

Acquiring Additional Oil and Gas Properties

We are currently evaluating the acquisition of several oil and gas properties in Kansas, Tennessee and Oklahoma.  We hope to acquire one or more of these properties before the end of 2010.

Financing

We hope to finance our production enhancement, drilling and acquisition programs by issuing additional common stock and taking shareholder loans.

There is no guarantee that we can raise the required capital to acquire the Kansas leases, make additional acquisitions, undertake the production enhancement program, or drill any new wells or that undertaking such endeavors will make us profitable or self-sustaining.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 8. Financial Statements and Supplemental Data

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm…………………………………………	14
Balance Sheets – December 31, 2009 and 2008…………………………………………………….	15
Results of Operations for the years ended December 31, 2009 and 2008 and for the period from re entry to the Exploratory Stage (July 1, 2009) to December 31, 2009………………………………...	16
Statement of Changes in Stockholders’ Equity from December 31, 2007 to December 31, 2009…...	17
Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the period from re entry to the Exploratory Stage (July 1, 2009) to December 31, 2009……………………………..	18
Notes to Financial Statements……………………………………………………………………….	20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Treaty Energy Corporation
An Exploratory Stage Company

We have audited the accompanying balance sheets of Treaty Energy Corporation, an Exploratory Stage Company as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders' deficit, and cash flows for the periods then ended, and for the period from re entry to the Exploratory Stage (July 1, 2009) to December 31, 2009.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Treaty Energy Corporation as of December 31, 2009 and 2008, and the results of its operations, changes in stockholders' deficit and cash flows for the periods noted above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

Houston, Texas
www.mkacpas.com

April 13, 2010

TREATY ENERGY CORPORATION

(An Exploratory Stage Company)
Balance Sheets
As of December 31, 2009 and 2008

	Dec 31, 2009	Dec 31, 2008

ASSETS

Cash and equivalents	$-	$971
Accounts receivable	-	7,206
Total current assets	-	8,177

Oil and gas properties (proved), net (successful efforts method of accounting)	-	68,846
Prepaid expenses and other	6,678	-

TOTAL ASSETS	$6,678	$77,023

LIABILITIES

Accounts payable and accrued liabilities	360,020	497,643
Asset retirement obligation	-	22,444
Notes and accrued interest to related parties	201,641	213,781
Notes and accrued interest payable	162,501	-
Total current liabilities	724,162	733,868

TOTAL LIABILITIES	724,162	733,868

STOCKHOLDERS' DEFICIT

Common stock – par value $0.001, 500 million shares authorized. 496,605,424 and 460,061,553 shares issued and outstanding at December 31, 2009 and 2008, respectively.	496,605	460,062
Additional paid in capital	475,688	(629,320)
Accumulated loss - pre exploratory stage	(644,829)	(487,587)
Accumulated loss - exploratory stage	(1,044,948)	-

Total stockholders' deficit	(717,484)	(656,845)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,678	$77,023

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploratory Stage Company)
Statements of Operations
For the Years Ended December 31, 2009 and 2008

	Year Ended December 31,		From Re Entry to the Development Stage (Jul 1, 2009) to Dec 31,
	2009	2008	2009

REVENUES
Sales of oil	$423	$33,226	$-

Total revenues	423	33,226	-

EXPENSES
Lease operating expenses	42,996	174,263	15,183
Transportation costs	455	1,046	(354)
Production taxes	14	1,808	(352)
Impairment of oil and gas properties	411,412	-	411,412
General and administrative	721,561	70,408	612,503
Depreciation, depletion and amortization	1,520	2,623	-
Accretion of asset retirement obligation	898	1,663	-
Interest expense, related parties	23,757	22,929	6,556

Total expenses	1,202,613	274,740	1,044,948

OPERATING LOSS	(1,202,190)	(241,514)	(1,044,948)

NET LOSS	$(1,202,190)	$(241,514)	$(1,044,948)

Net loss per common shares - basic and diluted	$-	$-
Weighted average common shares outstanding - basic and diluted	470,921,214	460,061,553

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploratory Stage Company)
Statement of Changes in Stockholders’ Deficit
For the Period from December 31, 2006 to December 31, 2008

	Common Stock
	Shares	Amount	Additional Paid In Capital	Pre-Development Stage Losses	Development Stage Losses	Total

Balances, December 31, 2007	460,061,553	$460,062	$(304,208)	$-	$(246,073)	$(90,219)

Interest imputed on related party note payable			5,240			5,240
Expenses paid on behalf of the Company by a related party			169,648			169,648
Debt acquired in reverse merger			(500,000)			(500,000)
Net loss, year ended 12/31/08					(241,514)	(241,514)

Balances, December 31, 2008	460,061,553	$460,062	$(629,320)	$-	$(487,587)	$(656,845)

Cashless exercise of options	49,148	49	(49)			-
Cash provided by a related party			104,000			104,000
Expenses paid on behalf of the Company by a related party:
Paid in cash			61,822			61,822
Paid in stock			162,695			162,695

Interest imputed on notes payable			10,090			10,090
Acquisitions of oil and gas properties	7,000,000	7,000	168,000			175,000
Stock for services	4,000,000	4,000	48,400			52,400
Sale of stock for cash	3,000,000	3,000	36,000			39,000
Officer and director compensation	7,886,776	7,886	316,831			324,717
Retirement of debt	14,607,947	14,608	197,219			211,827

Net loss, year ended 12/31/09				(644,829)	(557,361)	(1,202,190)
						-
Balances, December 31, 2009	496,605,424	$496,605	$475,688	$(644,829)	$(1,044,948)	$(717,484)

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploratory Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008

	Year Ended December 31,		From Re Entry to the Development Stage (Jul 1, 2009) to Dec 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(1,202,190)	(241,514)	(1,044,948)

Adjustments to reconcile net loss to net cash provided by / (used in) operating activities
Depreciation, depletion and amortization	1,520	2,623
Impairment of oil and gas assets	411,412	-	411,412
Stock based compensation	377,117	-	377,117
Amortization of discount on related-party note	7,266	14,534	-
Stock compensation earned	-	-	-
Accretion of asset retirement obligation	898	1,663	-
Interest imputed on related-party notes	10,090	5,240	3,906
Gain on early extinguishment of debt	-	-	-
		-	-
Changes in operating assets and liabilities:		-	-
Accounts receivable	7,206	1,332	-
Accounts payable and accrued liabilities	5,883	(24,384)	19,688
Officer and director liabilities	170,392		170,392
Interest payable	4,573	220	2,340
Prepaid expenses	(6,678)	-	(6,678)
	-
Net cash provided by / (used in) operating activities	(212,511)	(240,286)	(66,771)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	-	-	-

Net cash provided by / (used in) investing activities	-	-	-

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploratory Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2009 and 2008
(Continued)

	Year Ended December 31,		From Re Entry to the Development Stage (Jul 1, 2009) to Dec 31,
	2009	2008	2009

CASH FLOWS FROM FINANCING ACTIVITIES

Expenses paid by related-parties-cash	61,822	222,945	2,275
Expenses paid by related-parties-stock	-	-	-
Borrowings from related parties	8,700	-	8,700
Cash contributed by a related party	104,000	-	14,000
Principal payments on related-party notes payable	(1,982)	(15,035)	-
Common stock issued for cash	39,000	-	39,000
Cash contributed by related party	-	-	-
Proceeds from note payable, net of discount	-		-

Net cash provided by / (used in) financing activities	211,540	207,910	63,975

Net increase / (decrease) in cash and cash equivalents	(971)	(32,376)	(2,796)
Cash and cash equivalents, beginning of period	971	33,347	2,796
Cash and cash equivalents, end of period	-	971	-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	1,518	2,967	-
Cash paid for income taxes	-	-	-
Stock issued for retirement of debt	211,827	-	211,827
Acquisitions of oil and gas properties with stock	175,000	-	175,000
Cashless exercise of warrants	49	-	-
Accrued expenses acquired in reverse merger		5,000	-

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploratory Stage Company)
(Formerly Alternate Energy Corp.)
Notes to Financial Statements

Note 1 -   Organization and Nature of Business

Treaty Energy Corporation, formerly known as Alternate Energy Corp., (“Treaty”, “the Company”, “we”, or “us”) was incorporated as COI Solutions, Inc. in the State of Nevada in August, 1997.

We incorporated as COI Solutions, Inc. on August 1, 1997 as a Nevada corporation. On May 22, 2003, we acquired all the assets of AEC I Inc., formerly known as Alternate Energy Corporation, and changed our name to Alternate Energy Corp. We commenced active business operations on June 1, 2003 and were a development stage company under Codification Topic No. 915 developing alternate renewable energy sources.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of 3 months or less to be cash equivalents. The Company’s bank accounts periodically exceed federally insured limits. The Company maintains its deposits with high quality financial institutions and, accordingly, believes its credit risk exposure associated with cash is remote.  There were no cash equivalents as of December 31, 2009 and 2008.

Accounts Receivable

Accounts receivable consists of amounts due for the sale of oil.   Accounts receivable are evaluated for collectability based upon the financial condition of the customer and the age of the amount due.  We have no amounts due us for oil and gas sold at December 31, 2009.

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

Oil Reserves

The process of estimating quantities of natural gas and crude oil reserves is very complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in the financial statement disclosures. We use the unit-of-production method to amortize our oil and gas properties. This method requires us to amortize the capitalized costs incurred in developing a property in proportion to the amount of oil and gas produced as a percentage of the amount of proved reserves contained in the property. Accordingly, changes in reserve estimates as described above will cause corresponding changes in depletion expense recognized in periods subsequent to the reserve estimate revision. As of December 31, 2008, 100% of our reserves were prepared by independent petroleum engineers, Huddleston & Co., Inc., Petroleum and Geological Engineers. See the Supplemental Information (unaudited) in our financial statements for reserve data related to our properties.

As is discussed in Note 4 to the financial statements, at December 31, 2009, we had no oil and gas reserves due to the loss of our leases in Crockett County, Texas.

See Note 6 for a summary of the liabilities for our Asset Retirement Obligations at December 31, 2009 and 2008.

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

See Note 8 for our reconciliation of income tax expense and deferred income taxes as of and for the years ended December 31, 2009 and 2008.

Fair Value Measurement

The Company has adopted guidance contained in Codification Topic No. 820 which defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Topic 820 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. Topic 820 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company believes that the adoption of Topic 820 will not have a material effect on its statements of operations and financial condition.  Topic 820 requires disclosure of assets and liabilities measured at fair value within a three-tiered hierarchy.

The following table shows the Company’s fair value instruments, measured on a recurring basis:

Level	Amount
Level 1:	$-
Level 2: Notes payable and accrued interest to related parties	116,592
Level 3: Notes payable, long term and short term, net of discount	85,049
Totals	201,641

Accounting for the Disposal of Long-Lived Assets

The Company has adopted the guidance contained in Codification Topic 360, “Property, Plant and Equipment”.   This pronouncement requires us to review for impairment long-lived assets, such as property, plant, equipment, and acquired intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. We assess recoverability of assets to be held and used by comparing their carrying amount to the expected future undiscounted net cash flows they are expected to generate. If an asset or group of assets is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset or group of assets exceeds fair value.  We report long-lived assets meeting the criteria to be considered as held-for-sale at the lower of their carrying amount or fair value less anticipated disposal costs. During 2009, the Company impaired $411,412 of assets for costs incurred relating to the acquisitions of producing properties which, as of the date of this report, have not been consummated.

Accounting for Conditional Asset Retirement Obligations

In June, 2006, the Company adopted the accounting guidance with respect to accounting for conditional asset retirement obligations.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The Company estimates a fair value of the obligation on each well in which it owns an interest by identifying costs associated with the future dismantlement and removal of production equipment and facilities and the restoration and reclamation of a production operation’s surface to a condition similar to that existing before oil and natural gas extraction began.

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

At December 31, 2009, we had no asset retirement obligations because we had no producing assets.

In May 2008, the FASB issued “The Hierarchy of Generally Accepted Accounting Principles”, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). This statement becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and is not expected to have a significant impact on our consolidated financial statements.

The Company does not expect any other recent accounting pronouncements to have a material impact on its financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $212,511 in 2009 and $240,286 in 2008, and a working capital deficit of $724,162 at December 31, 2009.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Note 4 – Oil Producing Properties

Leases in Crockett County, Texas

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

Loss of Vago #1 Project

On July 30, 2009, we entered into an agreement to purchase the Vago #1 lease in West Texas from High Ground, Inc in West Texas.  The acquisition was completed with delivery of the purchase price of seven million shares of Company common stock and valued the shares at the closing price on the date of the agreement, or $175,000.

We were unable to obtain due diligence information from High Ground on this acquisition.  We have impaired this property in its entirety and are evaluating our options with respect to the return of the seven million shares.

Converse, Louisiana Loss

On October 29, 2009 we entered into a letter of intent to acquire 56 wells on 600 acres near Converse, Louisiana.  In order to hold the property while the company sought financing, an affiliate posted 10 million shares as collateral.  We were subsequently unable to obtain the financing, and the seller foreclosed on the 10 million shares.  We valued the shares at the closing price on the date of the letter of intent ($0.013 for a value of $130,000) and recorded a loss of $178,036 which included legal fees incurred for closing.

Morgan County, Tennessee

On December 12, 2009, we entered into an agreement with Green Light Energy, a Florida LLC, to acquire four wells in Morgan County, Tennessee for $260,000, offering as consideration a promissory note due February 1, 2010.  As of the date of this report, we have been unsuccessful at obtaining financing to pay the promissory note and the seller has not transferred title to these assets.  The seller has excused the obligation on the promissory note due February 1, 2010.   Although the seller has indicated a continued willingness to sell the properties to the Company, the properties have not been recorded as of December 31, 2009.  Additionally, since financing was not obtained and the properties were not transferred, the Company was under no obligation to pay the seller $260,000 at December 31, 2009.

We incurred certain non-cash costs totaling $14,392 relating to obtaining financing which we have expensed.

A summary of the effect on income of the oil and gas impairments is as follows:

Loss on Impairment

Crockett County Leases	$43,984
Vago #1	175,000
Converse, Louisiana	178,036
Morgan County, Tennessee	14,392
Impairment of oil and gas properties	$411,412

Agreement with Town Oil Company, Kansas

On December 31, 2009, we entered into an agreement with Town Oil Company, Inc. in Paola, Kansas to acquire a 100% working interest in 54 leases containing 481 active producing wells and 135 injector wells producing approximately 150 barrels per day.

Under the arrangement, the Company has until December 31, 2010 to arrange financing.  Since the leases have not conveyed, and since the revenues are not accruing to the Company until the financing is arranged, we have not recognized these assets in the Company books.

We are actively seeking financing for this project.

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

Treaty Energy Corporation, upon merging with Treaty Petroleum, agreed to service the liability while the lease was assigned to Treaty Energy Corporation (see Note 4).  The note was recorded net of a discount of $918,634 and $933,168 at December 31, 2008 and 2007, respectively.  The net note reflected in Treaty Energy’s financial statements as of December 31, 2008 was $77,943.

As is discussed above and in Note 4, we lost the Crockett County, Texas leases due to our failure to hold the leases by production.  At the point the leases were lost, we had net note balance owed of $85,049.  Although the Company has not issued a promissory note in this amount, we continue to carry this liability until we collect evidence that the original note made by Treaty Petroleum, Inc. has been retired.

Notes Payable for Working Capital

During 2008, we made principal and interest payments to our then Corporate Secretary of $993 and $1,007, respectively and accrued additional interest of $1,139.  During 2009, we made no principal and interest payments and accrued an additional interest of $1,161.  At December 31, 2009, principal and interest due on this note was $48,747.

During 2008, we accrued $49,010 to our then operator, High Ground, LLC in connection with their service contract with the Company.  We made principal and interest payments on this note of $13,040 and $1,960, respectively.  During 2009, we accrued an additional $24,000 relating to the operating agreement, and made principal and interest payments of $275 and $1,475, respectively.  At December 31, 2009, principal and interest due on this note was $113,754.

On January 29, 2010, a lawsuit was filed in the 22nd Judicial District Court, Parish of St. Tammany, Louisiana naming Treaty Energy Corporation, among others, as a defendant.  The notes references in the previous two paragraphs are part of the basis of the lawsuit.  With respect to these notes and the lawsuit, Treaty Energy recognizes the liability owed to Mr. Hallin.  However, the amounts owed to High Ground, LLC, our previous operator on the Crockett County, Texas leases is the subject of a countersuit filed by the Company in the United States District Court, Eastern Division of Louisiana.

Note 6 – Asset Retirement Obligation

In June, 2006, the Company adopted accounting guidance relating to accounting for conditional asset retirement obligations. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The Company estimates a fair value of the obligation on each well in which it owns an interest by identifying costs associated with the future dismantlement and removal of production equipment and facilities and the restoration and reclamation of a field’s surface to a condition similar to that existing before oil and natural gas extraction began.

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

Our Asset Retirement obligation at December 31, 2008 was $22,444 and was zero at December 31, 2009 owing to the loss of the Crockett County leases (see Note 4).  We were relieved from all liabilities associated with this property.

Note 7 – Shareholders’ Equity

In April, 2008, we amended our articles of incorporation to increase the number of shares authorized from 250 million to 500 million.

Private Placement Memorandum

In December 2006, Treaty Petroleum, Inc. offered in a Private Placement Memorandum, to sell financing units at $50,000 per unit to accredited investors, each unit consisting of 500,000 shares of Treaty Petroleum, Inc’s common stock and warrants to purchase 250,000 additional shares at $0.40.   The warrants have an exercise period that begins on the day the Company’s common stock is traded on any exchange and expires 18 months thereafter, or June 12, 2010.  The Company retains the right to sell fractional units.

For the years ended December 31, 2008 and 2007, we sold the following units:

	Units Sold	Shares Issued	Warrants Issued	Cash Received

Balance, 1/1/07	0.2500	125,000	62,500	$12,500
Units sold - year ended 12/31/07	1.9950	997,500	498,750	99,750
Units sold - year ended 12/31/08	-	-	-	-
Totals through December 31, 2009	2.2450	1,122,500	561,250	$112,250

No units were sold during 2008 or 2009.

Options and Warrants

Pursuant to the Private Placement Memorandum described above, the Company issued warrants to purchase 561,250 shares of common stock.  The warrants are not exercisable until the first day that the Company’s common stock is traded on a recognized exchange.  They expire 18 months from that date, or June 12, 2010.

As a result of the Reverse Merger explained in Note 10, the exercise period for these warrants began on December 12, 2008.  In March, 2009, we issued 49,148 shares upon cashless exercise of 74,695 options by a consultant to Alternate Energy Corp.  No other options or warrants have been exercised through December 31, 2009.

Although the original warrants were written conveying an option to purchase shares in Treaty Petroleum, Inc. (the predecessor of Treaty Energy Corporation), Treaty Energy intends to honor the warrants as options to purchase the common stock of Treaty Energy Corporation.

Total Potentially Dilutive Securities

In addition to the warrants issued by Treaty Petroleum, Inc. described above, Treaty Energy also inherited certain options and warrants outstanding at the merger date (for a description of the merger, see Note 10).  At December 31, 2008 and 2009, the number of warrants and options that we inherited that were outstanding at December 31, 2008 was 2,687,419 and 352,313, respectively.  At December 31, 2009 warrants and options outstanding were 2,687,419 and zero, respectively, all options inherited from Alternate Energy Corp and outstanding at December 31, 2008 having expired..

The following table summarizes all potentially dilutive securities outstanding at December 31, 2008.

Description	Outstanding at 12/31/08	Outstanding at 12/31/09
Warrants issued during 2007 and 2008 pursuant to Treaty Petroleum private placement and outstanding at 12/31/08. All expire August 12, 2010.	561,250	561,250
Warrants inherited from Alternate Energy Corp. and outstanding at 12/31/08	2,687,419	2,687,419
Options inherited from Alternate Energy Corp. and outstanding at 12/31/08	352,313	-
Total potentially dilutive securities	3,600,982	3,248,669

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

The options inherited from Alternate Energy Corp. and which are outstanding at December 31, 2008 have all expired during 2009.

Shareholder Contribution of Capital

During 2008, an affiliate paid expenses totaling $169,648 on behalf of the Company and elected to have those expenses treated as a contribution of capital.  We recorded the expenses and with an offsetting credit to Additional Paid In Capital in that amount.

During 2009, the affiliate paid expenses of the Company of $224,517, of which $61,822 was paid in cash and $162,695 was paid in common stock of the Company. We recorded the expenses and with an offsetting credit to Additional Paid In Capital in that amount.

2009 Issuances of Common Stock

In March, 2009, we issued 49,148 shares upon cashless exercise of 74,695 options by a consultant to Alternate Energy Corp.

On August 8, 2009, we issued 7 million shares of Company common stock to Highground, Inc. (“Highground”) to acquire the Vago #1 project on the eastern shelf of the Permian Basin in West Texas.  When Highground failed to provide necessary due diligence to complete the required statutory filings, the Company rescinded the deal and requested the return of the shares rendered for consideration.  We therefore impaired the entire property and recorded an impairment expense of $175,000.

On August 17, 2009, we paid a consulting firm 4 million shares.  We valued the shares at the grant date of $0.0131 per share and recorded expense of $52,400.

On August 26, September 8 and October 15, 2009, we paid our Chief Executive Officer 4,221,519 shares, 1,649,485 shares and 2,015,772 shares, respectively.  We valued the shares on the grant date and collectively valued the shares at $84,296.  The unearned portion of the issuance at December 31, 2009 is $27,000 and will be earned over future periods.

On September 30, 2009, we issued 14,607,947 shares to Blaine Froats,  the previous Chief Executive Officer of the Company (then Alternate Energy Corporate) to extinguish the liability the Company recognized to him from the previous operations.  We reduced the debt to him ($211,827) to zero.  We recognized no gain or loss on the retirement since Mr. Froats was a related party.

On November 30, 2009, we issued 3 million shares to a director for cash in the amount of $39,000.

At December 31, 2009, we have 496,605,424 shares issued and outstanding.

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	2009	2008
Deferred tax asset	459,431	71,667
Valuation allowance	(459,431)	(71,667)
Net future income tax asset	-	-

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

Our tax loss carry-forward of $1,312,660 generated during 2008 will begin to expire in 2021.

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

The Company retained the service of an independent petroleum consultant Huddleston & Co., Inc. for estimating proved reserves at December 31, 2008 and none in 2009 since the Company did not have any proved reserves.

The following table sets forth a summary of changes in estimated reserves for 2009 and 2008:

	Year Ended December 31,
Change of reserve quantity information (Bbls)	2009	2008

Proved reserves at beginning of year	10,943	26,268
Revisions of previous estimates	-	(14,675)
Dispositions of properties	(10,943)
Production	-	(650)
Proved reserves at end of year	-	10,943

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

We had no oil and gas producing properties at December 31, 2009.

The following table sets forth our future net cash flows relating to proved oil reserves based on the standardize measure prescribed in SFAS 69:

	As of December 31,
	2009	2008

Future cash inflows (1)	$-	$488,047
Future production costs (2)	-	(241,099)
Future income tax expenses	-	(38,086)
Future net cash flows	-	208,863
10% annual discount for estimated timing of cash flows	-	(83,220)
Standardized measure of discounted future net cash flows relating to proved oil reserves	$-	$125,643

1.	Oil revenues are based on year-end prices (see table below). There is no consideration of risks associated with future production of proved reserves.

2.	Based on economic conditions at year-end and does not include administrative, general, or financing costs.

3.	Future income taxes are computed by applying the statutory tax rate to future net cash flows reduced by the tax basis of the properties.

The following table summarizes the year-end prices used to estimate reserves and future net cash flows in accordance with SEC guidelines.

Year end oil price information	2009	2008
Year-end oil price per barrel	n/a	44.60

Changes in Standardized Measure of Discounted Future Cash Flows

The following table sets forth the principal sources of change in the standardized measure of discounted future net cash flows:

	Year Ended December 31,
	2009	2008

Beginning balance	$125,643	$471,246

Net change in accretion of discount (1)	-	14,808
Sales of oil net of production costs	-	(110,831)
Development cost changes	-	-
Dispositions of oil and gas properties (See Note 4)	(125,643)	-
Revisions in previous quantity estimates (2)	-	(230,527)
Net changes in prices and production costs (3)	-	(311,227)
Changes in estimated future income taxes	-	230,745
Timing and other (4)	-	61,429

Net change in standardized measure of discounted cash flows	(125,643)	(345,603)

Ending balance	$-	$125,643

1.	“Accretion to the discount” – this item is computed using the industry-recognized method as a computation of the 10% of the pre-tax present value of the prior year reserve report.

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

4.	“Other” – This line item reflects reconciling amounts which is made available to capture those timing and other differences.

Capitalized Costs Related to Oil Producing Activities

The following table sets forth the capitalized costs relating to the Company’s oil and natural gas producing activities:

	As of December 31,
	2009	2008

Proved properties	$-	$79,242
Unproved properties	-	-
Total oil producing properties	-	79,242
Less: accumulated depletion	-	(10,396)
Oil producing properties, net	$-	$68,846

Costs Incurred in Oil Producing Activities

We acquired no additional oil producing properties during the years ended December 31, 2009 and 2008.

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

	Year Ended December 31,
	2009	2008

Sales of oil	$423	$33,226

Lease operating expenses	42,996	174,263
Transportation costs	455	1,046
Production taxes	14	1,808
Depreciation, depletion and amortization	1,520	2,623
Accretion of asset retirement obligation	898	1,663
Results of producing activities	$(45,460)	$(148,177)

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

January 1, 2008 to December 12, 2008

REVENUE	-

TOTAL REVENUE	-

EXPENSES
Administrative	220,432
Consulting fees	1,424,128
Professional fees	56,339
Research and development	62,538
Financing expense	58,714
Depreciation	14,539
NET LOSS FROM OPERATIONS	(1,836,690)

OTHER INCOME / (EXPENSES)
Other income	6,254
Gains/(losses) on settlements	(868,237)
NET LOSS	(2,698,673)

COMPREHENSIVE GAINS/(LOSSES)
Unrealized foreign currency translation gains/(losses)	27,034
Unrealized investments gains/(losses)	(26,056)
COMPREHENSIVE LOSS	(2,697,695)

Note 11 – Related-Party Transactions

As is discussed in Note 5, we partially funded our working capital throughout 2009 and 2008 with loans from shareholders, accruing interest payable to them, and paying interest and principal.

Also as discussed in Note 5, we made payments to a shareholder related to the promissory note that arose from the conveyance of the oil producing properties that we acquired from this shareholder.

As is discussed in Note 7, during 2009, a shareholder paid $61,822 in cash expenses on behalf of the Company,  $162,695 of expenses by transferring common stock of the Company to certain vendors and trading partners, and contributed $104,000 in cash to the Company.  During 2008, the same shareholder paid expenses totaling $169,648.  The shareholder elected to have all of above treated as contributed capital.

During 2009, our CEO loaned the Company $8,700.

Note 13 – Subsequent Events

On March 2, 2009, our President and direct, Joe Grace, resigned from the board of directors and from his position as officer of the Company, citing health reasons.  Mr. Grace remains as a consultant to the Company.

On February 1, 2009, our Chief Executive Officer, Randall Newton, loaned the Company an additional $5,932.

The Company has evaluated subsequent events through the date these financial statements were issued.

Note 14 – Commitments and Contingencies

We have leased office space at the Lyric Center in Houston, Texas on a lease which expires October 31, 2010.  We will pay approximately $40,071 during 2010 until the end of the lease.  Thereafter Treaty has no continuing obligation.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.
As of December 31, 2009, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.
As of December 31, 2009, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) Of The Exchange Act

As of December 31, 2009, the directors and executive officers and their positions, are as follows:

Name	Position
Randall Newton	Chairman and Chief Executive Officer
Joe Grace	Corporate Secretary and Director
Dan Olson	Director

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

Randall Newton, Chairman and Chief Executive Officer

Randall Newton is a CPA with a background in corporate finance, SEC filings, strategic planning, mergers and acquisition modeling and analysis, corporate governance and compliance under Sarbanes-Oxley that is complemented by early experience in the financial side of oilfield transportation and international joint ventures in oil & gas exploration.

From 1998 to present Mr. Newton has been the principal of Newton Collaboration, LLC, a Houston Texas-based firm that provides accounting, governance and information systems consulting services to private and public companies, and provided such services to Treaty Energy since its inception. Prior to 1998, Mr. Newton served as corporate controller of Peak USA Energy Services Ltd. of Houston, where he created the Finance Department for a spin-off oilfield transportation joint venture for Nabors Drilling, the world's largest land-rig company and Chesapeake Energy.

Randall Newton received a BBA degree in Accounting and Finance from the University of Texas, and is fluent in Russian, Spanish and French.

Joe Grace, President and Director

Joe Grace has over 40 years of business experience beginning with six years at Gulf Oil. After Gulf, Mr. Grace worked for 15 years in banking beginning with Texas Commerce Bancshares (now Chase), followed by ten years of private company ownership, and three years of public company leadership.

Mr. Grace has been a bank president, CEO of two personally owned companies, CEO and Chairman of one public company and CEO of a second public company. His business interests range from oil and gas, banking and finance, corporate data centers, integrated security centers, digital imaging, specialty engineered products, and wireless broadband services.

In addition, Mr. Grace has assisted companies with business strategies, capital formation, investor relations, marketing concepts, contract development, business development, and personnel evaluations through consulting agreements with several private and public companies for the last ten years. He has also served on the Board of Directors of several companies.

Dan Olson, Director

Dan Olson has over 30 years of experience in both public and private business, and was a co-founder of Small Cap Consulting, LLC in 2004.

Mr. Olson's focus over the years has been on start-up and developmental companies. His ability to guide companies on achievable goals and then see those goals completed has taken him into various business sectors. The implementation of his management strategies has led many companies from concept to reality.

Mr. Olson has managed, owned, and served as a director in both private and public companies. He has also spent a portion of his career in mentoring Chief Executive Officers. He holds a post graduate degree in Economics from North Dakota State University.

Board of Directors and Committees

Our Board of Directors presently consists of three members: Randall Newton, Joe Grace and Dab Olson.  Our Bylaws generally provide for majority approval of directors in order to adopt resolutions.  The Board of Directors may be expanded in the future.  All executive officer compensation, including payroll expenditures, salaries, stock options, stock incentives, and bonuses, must be approved by the unanimous consent of the Board of Directors.  The entire Board of Directors acts as the Audit Committee and the Compensation Committee.

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

The board will consider candidates for director recommended by our shareholders. Candidates recommended by shareholders are evaluated with the same methodology as candidates recommended by management or members of the board. To refer a candidate for director, please send a resume or detailed description of the candidate's background and experience with a letter describing the candidate's interest in the Company to 440 Louisiana, Suite 1400, Houston, Texas 77002. All candidate referrals are reviewed by at least one current board member.

Item 11. Executive Compensation

Summary Compensation

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2009 and 2008, to our officers and directors.

SUMMARY COMPENSATION TABLE
NAME AND PRINCIPAL POSITION	Year Ended December 31,	Base Salary	Option Awards	Dollar Value of Total Compensation for the Covered Fiscal Year

Randall Newton Chairman and CEO	2009	$167,455	$-	$167,455
	2008	-	-	-

Joe Grace President and Director	2009	209,600	-	209,600
	2008	-	-	-

Dan Olson Director	2009	19,650	-	19,650
	2008	-	-	-

Ronda Hyatt Former CEO and Director	2009	-	-	-
	2008	-	-	-

Gary Dunham Former CFO and Director	2009	-	-	-
	2008	-	-	-

David Hallin, Former Secretary and Director	2009	-	-	-
	2008	-	-	-

•	Includes $140,455 of salary accrued or paid and 6 months of earned signing bonus of $27,000.
•	Mr. Grace’s salary was paid in common stock of the Company by an affiliate, but recognized by the Company as a corporate expense.
•	Mr. Olson’s salary was paid in common stock of the Company by an affiliate, but recognized by the Company as a corporate expense

Narrative to Summary Compensation Table

Employment Agreements of Named Executive Officers

Randall Newton, Joe Grace and Dan Olson currently have compensation agreements with the Company.

Mr. Newton’s agreement provides for a monthly payment of $20,833 payable in cash or in stock at the Company’s option.

Mr. Grace’s agreement provides for a one-time payment of 16 million shares for one year of service which began October 20, 2009.  As is discussed in Note 13 to the financial statements, Mr. Grace resigned from this position as an officer and director of the Company on March 2, 2009 citing health reasons.  The Company entered into a two-year consulting agreement with Mr. Grace  under which he will earn the remainder of his one-time payment.

Mr. Olson’s agreement provides for a one-time payment of 1.5 million shares for one year of service which began October 20, 2009.

Long-term Incentive Plans

We do not have any long-term incentive plans, pension plans or any similar compensatory plans for any of our directors or executive officers. Nor do we currently have any intention to initiate any such plans in the near future.

Outstanding Equity Awards at Fiscal Year End

None of our current officers or directors have outstanding equity awards as December 31, 2009.

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

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans

Potential Payments Upon Termination or Change of Control

We do not, as of December 31, 2008, have any material terms , contracts, agreements, plans or arrangements, written or unwritten, that provides for payment(s) to a CEO at, following, or in connection with the resignation, retirement or termination of a CEO, or a change in control of the company or a change in the CEO’s responsibilities following a change in control, with respect to each CEO.

Director Compensation

The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors pursuant to certain agreements we have with them in 2009 and 2008.

Director Compensation Table (2008)
Name	Fees Earned or paid in cash	Stock awards	Option Awards	Non-equity deferred comp. earnings	Non-qualified deferred comp. earnings	All other	Total

Randall Newton	$-	$116,499	$-	$-	$-	$-	$116,499
Joe Grace	-	209,600	-	-	-	-	209,600
Dan Olson	-	19,650	-	-	-	-	19,650
Ronda Hyatt	-	-	-	-	-	-	-
David Hallin	-	-	-	-	-	-	-
Gary Dunham	-	-	-	-	-	-	-

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As is discussed in Note 5 to the financial statements, we partially funded our working capital throughout 2009 and 2008 with loans from shareholders, accruing interest payable to them, and paying interest and principal.

Also as discussed in Note 5 to the financial statements, we made payments to a shareholder related to the promissory note that arose from the conveyance of the oil producing properties that we acquired from this shareholder.

As is discussed in Note 7 to the financial statements, during 2009 a shareholder paid expenses totaling $61,822, contributed $104,000 in cash and paid expenses totaling $162,695 in personal holdings of common stock.  During 2008, that shareholder paid expenses of $169,648.  This shareholder elected to have all of these contributions treated as paid in capital.

Our Chief Executive Officer loaned the company $14,659 during 2009.

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

On September 19, 2009, the three former officers, Ronda Hyatt, David Hallin and Gary Dunham submitted their resignations.

On October 20, 2009 the Company appointed Joe Grace and Dan Olson to the Board of Directors.

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules.

Item 14. Principal Accountant Fees and Services

We paid M&K, CPAS, PLLC audit and review fees of $28,400 for 2009.  For 2008 audit fees, we have paid $25,000 for audit and audit-related fees.

Tax Fees. We have not paid any money for tax related services.

All Other Fees.   We have not paid any money for other fees.

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

Treaty Energy Corporation

Date: April 15, 2010	By: /s/ Randall Newton
Randall Newton
Chairman and Chief Executive Officer