Form 10-Q
period 2010-03-31
Treaty Energy Corp
filed 2010-05-21
CIK 1075773

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________.

Commission file number: 000-28015

TREATY ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	86-0884116
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

440 Louisiana, Suite 1400 Houston, Texas 77002
(Address of principal executive offices)

(713) 425-5377
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The number of shares of the registrant’s common stock outstanding as of April 28, 2010, was 496,605,424.

TREATY ENERGY CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	Mar 31, 2010 (Unaudited)	Dec 31, 2009 (Audited)
ASSETS

Cash and equivalents	$230	$-
Total current assets	230	-

Prepaid expenses and other	6,678	6,678

TOTAL ASSETS	$6,908	$6,678

LIABILITIES

Accounts payable and accrued liabilities	373,131	360,020
Notes and accrued interest to related parties	215,731	201,641
Notes and accrued interest payable	248,720	162,501
Total current liabilities	837,582	724,162

TOTAL LIABILITIES	837,582	724,162

STOCKHOLDERS' DEFICIT

Preferred Stock, par value $0.001, 50 million shares authorized, none issued and outstanding at March 31, 2010 or December 31, 2009	-	-
Common stock – par value $0.001, 500 million shares authorized. 496,605,424 shares issued and outstanding at March 31, 2010 and December 31, 2009.	496,605	496,605
Additional paid in capital	497,210	475,688
Accumulated loss - pre exploration stage	(644,829)	(644,829)
Accumulated loss – exploration stage	(1,179,660)	(1,044,948)

Total stockholders' deficit	(830,674)	(717,484)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,908	$6,678

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Three months ended March 31,		From Re Entry to the Exploration Stage (7/1/09) to 3/31/10
	2010 (Unaudited)	2009 (Unaudited)

REVENUES
Sales of oil	$-	$5,667	$-

Total revenues	-	5,667	-

EXPENSES
Lease operating expenses	-	11,831	15,183
Transportation costs	-	515	(354)
Production taxes	-	14	(352)
Impairment of oil and gas properties		-	411,412
General and administrative	131,589	69,839	744,092
Depreciation, depletion and amortization	-	1,199	-
Accretion of asset retirement obligation	-	449	-
Interest expense	3,123	6,381	9,679

Total expenses	134,712	90,228	1,179,660

NET LOSS	$(134,712)	$(84,561)	$(1,179,660)

Net loss per common shares - basic and diluted	$-	$-
Weighted average common shares outstanding - basic and diluted	496,605,424	460,098,209

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
STATEMENT OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional Paid In Capital	Pre-Development Stage Losses	Development Stage Losses	Total
	Shares	Amount

Balances, December 31, 2008	460,061,553	$460,062	$(629,320)	$-	$(487,587)	$(656,845)

Cashless exercise of options	49,148	49	(49)			-
Cash provided by a related party			104,000			104,000
Expenses paid on behalf of the Company by a related party:
Paid in cash			61,822			61,822
Paid in stock			162,695			162,695

Interest imputed on notes payable			10,090			10,090
Acquisitions of oil and gas properties	7,000,000	7,000	168,000			175,000
Stock for services	4,000,000	4,000	48,400			52,400
Sale of stock for cash	3,000,000	3,000	36,000			39,000
Officer and director compensation	7,886,776	7,886	316,831			324,717
Retirement of debt	14,607,947	14,608	197,219			211,827
Net loss, six months ended 12/31/09				(644,829)	(557,361)	(1,202,190)
						-
Balances, December 31, 2009	496,605,424	$496,605	$475,688	$(644,829)	$(1,044,948)	$(717,484)

Expenses paid by a related party			1,155			1,155
Interest imputed on notes payable			1,953			1,953
Stock based compensation			18,414			18,414
Net loss, three months ended 3/31/10					(134,712)	(134,712)

Balances, March 31, 2010	496,605,424	$496,605	$497,210	$(644,829)	$(1,179,660)	$(830,674)

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,		From Re Entry to the Explortion Stage (7/1/09) to 3/31/10
	2010 (Unaudited)	2009 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(134,712)	(84,561)	(1,179,660)

Adjustments to reconcile net loss to net cash provided by / (used in) operating activities
Depreciation, depletion and amortization	-	1,199	-
Impairment of oil and gas assets	-	-	411,412
Amortization of discount on related-party note	-	3,633	-
Accretion of asset retirement obligation	-	449	-
Stock based compensation	18,414	-	395,531
Interest imputed on related-party notes	1,953	1,717	5,859

Changes in operating assets and liabilities:
Accounts receivable	-	1,962	-
Accounts payable and accrued liabilities	15,820	(37,502)	35,508
Officer and director liabilities	79,031	-	249,423
Interest payable	1,169	-	3,509
Prepaid expenses	-	-	(6,678)

Net cash provided by / (used in) operating activities	(18,325)	(113,103)	(85,096)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by / (used in) investing activities	-	-	-

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Three Months Ended March 31,		From Re Entry to the Development Stage (7/1/09) to 3/31/10
	2010 (Unaudited)	2009 (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Expenses paid by related parties-cash	1,155	68,378	3,430
Expenses paid by related parties-stock		-	-
Borrowings from related parties	17,400	-	26,100
Principal payments on related-party notes payable	-	(483)	-
Common stock issued for cash	-	-	39,000
Cash contributed by related parties	-	60,000	14,000

Net cash provided by / (used in) financing activities	18,555	127,895	82,530

Net increase / (decrease) in cash and cash equivalents	230	14,792	(2,566)
Cash and cash equivalents, beginning of period	-	971	2,796
Cash and cash equivalents, end of period	$230	$15,763	$230

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	-	1,472	-
Cash paid for income taxes	-	-	-
Stock issued for retirement of debt	-	-	211,827
Acquisitions of oil and gas properties with stock	-	-	175,000
Cashless exercise of warrants	-	-	-
Accrued expenses acquired in reverse merger	-	-	-

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

As is more thoroughly discussed in Note 4 to our annual report filed on Form 10-K as of December 31, 2009, during July, 2009, we lost our leases in Crockett County, Texas.  Since those leases constituted the only oil and gas assets the Company had at the time, management has deemed the Company subsequent to that point an “Exploration Stage Company”.

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

TREATY ENERGY CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

All of the Company’s accounting policies are not included in this Form 10-Q.  A more comprehensive set of accounting policies adopted by the Company are included on our Form 10-K as of December 31, 2009 and are herein incorporated by reference.

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

The following table shows the Company’s fair value instruments, measured on a recurring basis:

Level	Amount
Level 1:	$-
Level 2: Notes payable and accrued interest to related parties and third parties	379,402
Level 3: Notes payable, long term and short term, net of discount	85,049
Totals	464,451

Revenue Recognition

Oil revenue is recognized when persuasive evidence of an arrangement exists, our oil is delivered, the fee is fixed and determinate and collectability is reasonably assured.

Stock-Based Compensation

In December of 2004, the Financial Accounting Standards Board issued guidance now codified as Topic 718 (“Topic 18”) which applies to transactions in which an entity exchanges its equity instruments for goods or services and also  applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed Topic 18 methodology and amounts.  Prior periods presented are not required to be restated. The Company adopted Topic 18 at its inception and applied the standard using the modified prospective method.

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

TREATY ENERGY CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in these financial statements, we have had continuing negative cash flows from operations and working capital deficits and have no productive assets as of March 31, 2010.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

NOTE 5 – OIL PRODUCING PROPERTIES

The history of our producing properties is found in Note 4 of our report on Form 10-K as of December 31, 2009, filed on April 15, 2010.  There were no changes to the status of these properties for the three months ended March 31, 2010.

We owned no oil and gas properties at December 31, 2009 or March 31, 2010.

TREATY ENERGY CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE

At March 31, 2010, we have the following liabilities to related and unrelated parties:

Notes and Interest Payable
Notes and interest payable to previous officers and directors	163,671
Liability relating to Crockett County lease	85,049
Total notes and interest payable	$248,720

Notes and Interest Payable to Related Parties
Advances from an affiliate	13,000
Accrued compensation to our current Chairman and CEO	202,732
Total related party notes and interest payable	$215,732

Notes and Interest Payable to Previous Officers and Directors

These liabilities arose principally between January, 2007 and December, 2008 as cash contributions and accrued compensation to officers and directors of Treaty Petroleum, Inc. with whom Treaty Energy Corporation merged in December of 2008.  Some additional compensation was accrued during 2009 until the Crockett County, Texas leases were lost.

On January 29, 2010, a lawsuit was filed in the 22nd Judicial District Court, Parish of St. Tammany, Louisiana naming Treaty Energy Corporation, among others, as a defendant.  The liabilities here form a portion of the basis of this lawsuit.  We continue to accrue interest on these amounts until the court system has determined what liability, if any, Treaty Energy Corporation may have to the previous officers and directors.

Liability relating to the Crockett County Leases
Upon assuming the rights to receive production revenues assigned to Treaty Energy Corporation from Treaty Petroleum, Inc., we agreed to service the note payable to the assignee of the working interest (Treaty Petroleum, Inc.) so long as the Company held the lease.

As is discussed more thoroughly in Note 4 to our annual report on Form 10-K as of December 31, 2009, we lost the Crockett County, Texas leases due to our failure to hold the leases by production.  At the point the leases were lost, we had net note balance owed of $85,049.  Although the Company has not issued a promissory note in this amount, we continue to carry this liability until we collect evidence that the original note made by Treaty Petroleum, Inc. has been retired.

When the Crockett County leases were lost, the assignor of the lease to Treaty Petroleum, Inc. sued the original shareholders of Treaty Petroleum, Inc. in Shelby County, Texas for the amount that was contractually obligated should the lease be lost.  That contractual amount was $150,000.  The plaintiff in this case won a judgment against the shareholders of Treaty Petroleum, Inc. and has been paid the principal due on this note, but has not released Treaty Petroleum, Inc.  The plaintiff is insisting on certain interest and attorney fees before such a release will be forthcoming.

We expect the plaintiff and defendants to resolve this case in the near future and provide a release.  When we receive such a release, this liability will be removed.

Advances from an Affiliate
This liability relates to amounts contributed by a shareholder to pay certain Company expenses.  The shareholder expects to be reimbursed in cash or stock.

Accrued Compensation to our Former Chairman and CEO
This liability arises from our contract with Randall Newton, our former Chairman and CEO pursuant to his employment agreement with the Company, and with Newton Collaboration, LLC, which provides accounting and corporate governance services to us.

On April 26, 2010, Mr. Newton resigned as Chairman and CEO, effective May 7, 2010.  On May 4, 2010, we entered into an arrangement with Mr. Newton whereby Mr. Newton would forgive all of the accrued salary and half of the accrued accounting fees of Newton Collaboration, LLC in exchange for payment of the amounts Mr. Newton loaned to the Company ($14,569) and half of the accrued accounting fees ($22,500) for a total future payment of $37,068.

TREATY ENERGY CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 8 – SHAREHOLDERS’ EQUITY

We are authorized to issue 500 million shares of our common stock.  At December 31, 2009, we had 496,605,424 shares issued and outstanding.  During the three months ended March 31, 2010, we issued no additional shares nor made any changes in our common stock.

Authorization of Preferred Stock

On February 16, 2010, we applied to and were granted a Certificate of Amendment to our Articles of Incorporation as follows:

The authorized capital stock of the Corporation shall include 50,000,000 shares of Class A Convertible Preferred Stock,  par value $0.001 per share, whose terms and conditions may be expressly determined by resolution of the Corporation’s Board of Directors.  These shares of preferred stock may be issuable in various series and may or may not be convertible to common stock, in accordance with the terms of the specific issued series.  The Board of Directors shall have the authority to fix by resolution all other rights.

Shareholder Contribution of Capital

During the three months ended March 31, 2010, an affiliate paid company expenses of $1,155 which was recorded as Additional Paid In Capital.

Imputed Interest

Pursuant to our notes payable to our former corporate secretary and the former operator of the Crockett County leases, the aggregate principal amount of which is $156,545, and which forms a portion of the lawsuit discussed in Note 5 to our annual report filed on Form 10-K as of December 31, 2009, we accrue simple interest at 3% per year.  This resulted in an interest charge collectively of $1,170 for three months ended March 31, 2010.

Management believes that the stated interest on these notes is not equivalent to the Company’s realistic cost of capital.  We therefore imputed an additional 5% interest and charged interest expense with an additional $1,953 for the three months ended March 31, 2010.

Stock –Based Compensation

During 2009, the Company awarded certain officers and directors shares which were to be earned ratably over their respective contracts.  During the three months ended March 31, 2010, $18,414 of this amount was earned and accrued to compensation expense and included in General and Administrative Expenses.  The unearned portion of these amounts at March 31, 2010 is $24,414 and will be earned in future periods.

NOTE 9 – RELATED PARTY TRANSACTIONS

On July 1, 2009, we entered into a contract with Newton Collaboration, LLC, to provide accounting, corporate governance and statutory filing services to the Company.  During the three months ended March 31, 2010, we accrued $15,000 of costs relating to that contract.  As of March 31, 2010, we have not made a payment to Newton Collaboration, LLC for any accounting services.  Newton Collaboration, LLC is owned by our Chairman and Chief Executive Officer, Randall Newton.

Additionally, Mr. Newton is owed $126,955 in unpaid services pursuant to our consulting agreement with him as of March 31, 2010.

Mr. Newton made short-term loans to the Company in the amount of $14,569 which are unpaid as of March 31, 2010.

TREATY ENERGY CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 10 – SUBSEQUENT EVENTS

Resignation of our Chairman and CEO

On April 26, 2010, our Chairman and CEO, Randall Newton, resigned his position as Chairman and Chief Executive Officer citing business opportunities elsewhere.  Mr. Newton will remain a director of the Company.

On May 4, 2010, our Board of Directors appointed Andrew Reid, our President and Chief Operating Officer to the position of Board Chairman and Chief Executive Officer.

We have evaluated subsequent events through the date of issuance of the financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with management’s discussion and analysis contained in our 2009 Annual Report on Form 10-K, as well as the financial statements and notes hereto included in this quarterly report on Form 10-Q. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions, such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Results of Operations

Three Months Ended March 31, 2010, compared with Three Months Ended March 31, 2009

We had no revenues for the three months ended March 31, 2010 compared with $5,667 for the same period in 2009.  This is a result of the loss of the Crockett County, Texas leases.

Our lease operating expenses, transportation expenses are zero for the three months ended March 31, 2010, compared to $11,831 for the same period in 2009.  This is due to the loss of the Crockett County, Texas leases.

General and administrative expenses have increased dramatically.  They increased from $69,839 for the three months ended March 31, 2009 to $131,589, an 88% increase over the same period in 2009.  Most of this increase is a result of an increase in hiring Mr. Newton as our Board Chairman and Chief Executive Officer, from the hiring of a consultant, and from costs associated with statutory compliance and reporting.

Our depreciation, depletion and amortization expenses for the three months ended March 31, 2010 were zero as compared to $1,199 for the same period in 2009 since the costs related to the Crockett County, Texas leases have been lost and therefore, no costs are recorded to depreciate.

Interest expense is lower for the three months ended March 31, 2010 than the same period in 2009.  This is principally due to the suspension of the amortization of discount related to our note payable in connection with the Crockett County, Texas leases.  This debt is the subject of two lawsuits filed in Shelby County, Texas on which the Company was not named as a defendant (see Note 6).

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

Plan of Operation

Over the next twelve months we intend to develop the following initiatives:

Revenue Generation

We expect that the Kansas oil and gas leases, if acquired and financing is obtained, will initially produce between 135 and 150 barrels per day which will immediately add positive cash flows from operations to our negative cash flows currently existing due to our corporate costs.  We expect that our aggressive drilling program will provide additional cash flows in the future.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On January 29, 2010, a lawsuit (Highground et al. versus Ronald L. Blackburn et al.)was filed in the 22nd Judicial District Court, Parish of St. Tammany, Louisiana naming Treaty Energy Corporation, among others, as a defendant.

The lawsuit alleges certain wrongdoings by the defendants (other than Treaty) which have no bearing on our operations since inception.  The lawsuit also alleges certain monies owed to the some of the plaintiffs by the Company.

On March 11, 2010, we filed a Notice of Removal of the state action to the United States District Court, Eastern District of Louisiana, based upon the diversity of all the parties.  The Complainants may challenge the removal, but as of the date of this report have not responded.

On April 11, 2010, the defendants filed a countersuit against the plaintiffs seeking damages against Highground, et al based on misrepresentation of the Crockett County, Texas leases.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances, except as disclosed in this report.

ITEM 1A – RISK FACTORS

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under “Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, filed April 15, 2010.

This information should be considered carefully, together with other information in this report and other reports and materials we file with the Securities and Exchange Commission.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

We issued no common shares during the three months ended March 31, 2010

Options and Warrants

During the three months ended March 31, 2010, no options or warrants have been granted, expired or exercised.

Our options and warrants outstanding at March 31, 2010 is as follows:

Expiry Date	Average Strike Price	No. of Options or Warrants
06/05/10	$0.05	561,250
06/22/12	0.08	124,492
06/22/13	0.08	138,435
06/22/14	0.08	124,492
06/22/15	0.08	2,300,000
Total		3,248,669

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as filed August 1, 1997 (included as Exhibit 3.1 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).
3.2	Bylaws (included as Exhibit 3.2 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).
3.3	Articles of Amendment to the Articles of Incorporation, as filed August 23, 1997 (included as Exhibit 3.3 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).
3.4	Articles of Amendment to the Articles of Incorporation, as filed November 20, 1998 (included as Exhibit 3.4 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).
3.5	Articles of Amendment to the Articles of Incorporation, as filed May 16, 2003 (included as Exhibit 3.5 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).
4.1	2003 Stock Benefit Plan, dated July, 1, 2003 (included as Exhibit 4.1 to the Form S-8 filed July 23, 2003, and incorporated herein by reference).

Exhibit No.	Description of Exhibit

4.2	Form of Class A Warrant (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).
4.3	Form of Class B Warrant (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).
4.4	Form of Class C Warrant (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).
4.5	Subscription Agreement between the Company and various subscribers (included as Exhibit 10.1 to the Form SB-2/A filed September 14, 2005, and incorporated herein by reference).
4.6	Subscription Agreement between the Company and various subscribers (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).
14.1	Corporate Code of Ethics (included as Exhibit 14 to From 10-KSB filed March 16, 2004, and incorporated herein by reference).
2.1	Subsidiaries of the registrant (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Treaty Energy Corporation

Date: May 14, 2010	By: /s/ Randall Newton
Randall Newton
Chief Executive Officer