Form 10-Q
period 2010-06-30
Treaty Energy Corp
filed 2010-08-16
CIK 1075773

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

(504) 599-5684
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

The number of shares of the registrant’s common stock outstanding as of August 15, 2010, was 496,605,424.

TREATY ENERGY CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	June 30, 2010 (Unaudited)	Dec 31, 2009 (Audited)
ASSETS

Cash and equivalents	$12,219	$-
Other receivables	85,000	-
Total current assets	97,219	-

Oil and gas properties (successful efforts method)	137,485	-
Less: accumulated amortization	-	-
Net oil and gas properties	137,485	-

Prepaid expenses and other	6,678	6,678

TOTAL ASSETS	$241,382	$6,678

LIABILITIES

Accounts payable and accrued liabilities	$369,224	$360,020
Notes and accrued interest to related parties	370,387	201,641
Notes and accrued interest payable	380,057	162,501
Total current liabilities	1,119,668	724,162

TOTAL LIABILITIES	1,119,668	724,162

STOCKHOLDERS' DEFICIT

Preferred Stock, par value $0.001, 50 million shares authorized, none issued and outstanding at June 30, 2010 or December 31, 2009	-	-
Common stock – par value $0.001, 500 million shares authorized. 496,605,424 shares issued and outstanding at June 30, 2010 and December 31, 2009.	496,605	496,605
Additional paid in capital	517,577	475,688
Accumulated loss - pre exploration stage	(644,829)	(644,829)
Accumulated loss – exploration stage	(1,247,639)	(1,044,948)

Total stockholders' deficit	(878,286)	(717,484)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$241,382	$6,678

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Six months ended June 30,		Three months ended June 30,
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)	From Re Entry to the Exploration Stage (7/1/09) to 06/30/10
REVENUES
Sales of oil	$-	$7,406	$-	$1,739	$-

Total revenues	-	7,406	-	1,739	-

EXPENSES
Lease operating expenses	12,225	27,813	12,225	15,982	27,408
Transportation costs	-	809	-	294	(354)
Production taxes	-	366	-	352	(352)
Impairment of oil and gas properties	-		-	-	411,412
General and administrative	231,276	109,058	99,687	39,219	843,779
Depreciation, depletion and amortization	-	1,520	-	321	-
Accretion of asset retirement obligation	-	898	-	449	-
Interest expense	6,413	17,201	3,290	10,820	12,969

Total expenses	249,914	157,665	115,202	67,437	1,294,862

Operating income / (loss)	(249,914)	(150,259)	(115,202)	(65,698)	(1,294,862)

OTHER INCOME AND EXPENSE ITEMS
Gains / (losses) on dispositions of properties	47,223	-	-	-	47,223

NET LOSS	$(202,691)	$(150,259)	$(115,202)	$(65,698)	$(1,247,639)

Net loss per common shares - basic and diluted	$-	$-	$-	$-
Weighted average common shares outstanding - basic and diluted	496,605,424	460,092,407	496,605,424	460,110,701

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
STATEMENT OF SHAREHOLDERS’ DEFICIT

	Common Stock		Additional	Pre-Exploration	Exploration
	Shares	Amount	Paid In Capital	Stage Losses	Stage Losses	Total
Balances, December 31, 2008	460,061,553	$460,062	$(629,320)	$-	$(487,587)	$(656,845)

Cashless exercise of options	49,148	49	(49)			-
Cash provided by a related party			104,000			104,000
Expenses paid on behalf of the Company by a related party:
Paid in cash			61,822			61,822
Paid in stock			162,695			162,695

Interest imputed on notes payable			10,090			10,090
Acquisitions of oil and gas properties	7,000,000	7,000	168,000			175,000
Stock for services	4,000,000	4,000	48,400			52,400
Sale of stock for cash	3,000,000	3,000	36,000			39,000
Officer and director compensation	7,886,776	7,886	316,831			324,717
Retirement of debt	14,607,947	14,608	197,219			211,827
Net loss, year ended 12/31/09				(644,829)	(557,361)	(1,202,190)
						-
Balances, December 31, 2009	496,605,424	$496,605	$475,688	$(644,829)	$(1,044,948)	$(717,484)

Expenses paid by a related party			1,155			1,155
Interest imputed on notes payable			3,906			3,906
Stock based compensation			36,828			36,828
Net loss, six months ended 06/30/10					(202,691)	(202,691)

Balances, June 30, 2010 (unaudited)	496,605,424	$496,605	$517,577	$(644,829)	$(1,247,639)	$(878,286)

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,		From Re Entry to the
	2010 (Unaudited)	2009 (Unaudited)	Exploration Stage (7/1/09) to 6/30/10
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(202,691)	$(150,259)	$(1,247,639)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities
Depreciation, depletion and amortization	-	1,520	-
Gain on sales of oil and gas interests	(47,223)	-	(47,223)
Impairment of oil and gas assets	-	-	411,412
Amortization of discount on related-party note	-	7,266	-
Accretion of asset retirement obligation	-	898	-
Stock based compensation	36,828	-	413,945
Interest imputed on related-party notes	3,906	6,184	7,812

Changes in operating assets and liabilities:
Accounts receivable	-	223	-
Accounts payable and accrued liabilities	9,204	(37,805)	28,892
Officer and director liabilities	117,739	-	288,131
Interest payable	2,507	2,233	4,847
Prepaid expenses	-	-	(6,678)

Net cash provided by / (used in) operating activities	(79,730)	(169,740)	(146,501)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and gas properties	(115,975)	-	(115,975)
Development of oil and gas properties	(19,787)	-	(19,787)
Proceeds from sales of oil and gas interests	35,000	-	35,000

Net cash provided by / (used in) investing activities	(100,762)	-	(100,762)

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Six Months Ended June 30,		From Re Entry to the
	2010 (Unaudited)	2009 (Unaudited)	Development Stage (7/1/09) to 6/30/10
CASH FLOWS FROM FINANCING ACTIVITIES
Expenses paid by related parties-cash	1,155	83,547	3,430
Expenses paid by related parties-stock	-	-	-
Borrowings from related parties	158,556	-	167,256
Proceeds from notes payable	75,000	-	75,000
Principal payments on related-party notes payable	(42,000)	(1,982)	(42,000)
Common stock issued for cash	-	-	39,000
Cash contributed by related parties	-	90,000	14,000

Net cash provided by / (used in) financing activities	192,711	171,565	256,686

Net increase / (decrease) in cash and cash equivalents	12,219	1,825	9,423
Cash and cash equivalents, beginning of period	-	971	2,796
Cash and cash equivalents, end of period	$12,219	$2,796	$12,219

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	-	1,472	-
Cash paid for income taxes	-	-	-
Stock issued for retirement of debt	-	-	211,827
Acquisitions of oil and gas properties:
-with stock	-	-	175,000
-with related-party debt	19,500	-	19,500

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

Also discussed in Note 5 to this Form 10-Q is our acquisition activity during the three months ended June 30, 2010.  We acquired a 100 percent working interest in several leases in Tennessee, then subsequently sold various working interests to raise the capital to re-open the wells.  We also entered into a 50/50 Joint Venture with Princess Petroleum Limited, a company organized under the laws of Belize, to develop approximately 200,000 on-shore acres and 1.8 million offshore acres.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements
In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending June 30, 2010.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2009, as reported in Form 10-K filed with the SEC on May 6, 2010.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

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

The following table shows the Company’s fair value instruments, measured on a recurring basis:

Level	Amount
Level 1:	$-
Level 2: Notes payable and accrued interest to related parties and third parties	370,387
Level 3: Notes payable, long term and short term, net of discount	380,057
Totals	$750,444

Revenue Recognition
Oil revenue is recognized when persuasive evidence of an arrangement exists, our oil is delivered, the fee is fixed and determinate and collectibility is reasonably assured.

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

Oil and Gas Properties

We use the successful efforts method for crude oil and natural gas exploration and production activities. All costs for development wells, related plant and equipment, proved mineral interests in crude oil and natural gas properties, and related asset retirement obligation (ARO) assets are capitalized. Costs of exploratory wells are capitalized pending determination of whether the wells found proved reserves. Costs of wells that are assigned proved reserves remain capitalized. Costs also are capitalized for exploratory wells that have found crude oil and natural gas reserves even if the reserves cannot be classified as proved when the drilling is completed, provided the exploratory well has found a sufficient quantity of reserves to justify its completion as a producing well and the company is making sufficient progress assessing the reserves and the economic and operating viability of the project. All other exploratory wells and costs are expensed.

Long-lived assets to be held and used, including proved crude oil and natural gas properties, are assessed for possible impairment by comparing their carrying values with their associated undiscounted future net before-tax cash flows. Events that can trigger assessments for possible impairments include write-downs of proved reserves based on field performance, significant decreases in the market value of an asset, significant change in the extent or manner of use of or a physical change in an asset, and a more-likely-than-not expectation that a long-lived asset or asset group will be sold or otherwise disposed of significantly sooner than the end of its previously estimated useful life. Impaired assets are written down to their estimated fair values, generally their discounted future net before-tax cash flows. For proved crude oil and natural gas properties in the United States, the company generally performs the impairment review on an individual field basis. Outside the United States, reviews are performed on a country, concession, development area or field basis, as appropriate.

Long-lived assets that are held for sale are evaluated for possible impairment by comparing the carrying value of the asset with its fair value less the cost to sell. If the net book value exceeds the fair value less cost to sell, the asset is considered impaired and adjusted to the lower value.

As required under ASC 410, Asset Retirement and Environmental Obligations, the fair value of a liability for an asset retirement obligation (“ARO”) is recorded as an asset and a liability when there is a legal obligation associated with the retirement of a long-lived asset and the amount can be reasonably estimated.  As of June 30, 2010, we have recorded no asset retirement obligations as we are still determining whether our efforts to re-open our recently-acquired shut-in wells in Tennessee will be successful and therefore we do not know if the liability is long-term (which would be the case if the wells are successful) or short-term (which would be the case if they are not).  Once we have re-opened the wells and determined that their production is of commercial quantities, we will record the obligation as an increase in our carrying value of our oil and gas properties and an increase in our asset retirement obligation.

Depreciation and depletion of all capitalized costs of proved crude oil and natural gas producing properties, except mineral interests, are expensed using the unit-of-production method generally by individual field, as the proved developed reserves are produced. Depletion expenses for capitalized costs of proved mineral interests are recognized using the unit-of-production method by individual field as the related proved reserves are produced. Periodic valuation provisions for impairment of capitalized costs of unproved mineral interests are expensed.  As of June 30, 2010, we have not recorded any depreciation and depletion of our acquired oil and gas properties as we have no production from those properties.  When production begins and we determine that the amount of production will be economical to produce, we will begin to record depreciation and depletion.

Gains and losses from dispositions of oil and gas properties is calculated by subtracting the pro-rata carrying value of the working interest in the property from the proceeds of the sale.

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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in these financial statements, we have had continuing negative cash flows from operations and working capital deficits.  Although we have acquired several leases in Tennessee which we are working to bring on line, as of June 30, 2010, we have had no production from them except that which resulted from the initial testing.   These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

NOTE 5 – OIL PRODUCING PROPERTIES

The history of our producing properties is found in Note 4 of our report on Form 10-K as of December 31, 2009, filed on April 15, 2010.

Acquisitions During the Three Months Ended June 30, 2010.

Pickett County, Tennessee
On April 13, 2010, we acquired 100% undivided working interest (82.5% royalty interest) in eight leases in Pickett County, Tennessee in exchange for 1.5 million shares which were contributed by a major shareholder.  These leases are:  Herbert Groce #1, 77 acres;  Herbert Groce #2, 80 acres; Leeta West, 20 acres; Joseph Schwallie, 47 acres; Byron Hill, 18.5 acres, Robin Moody, 18.5 acres, Terry Williams, 18.5 acres and Kimberly Hicks, 18.5 acres.

We valued the 1.5 million shares at the closing price on April 13, 2010 and valued the Tennessee properties at $19,500, or $0.013 per share.  We then divided the purchase price, plus commissions and other costs, equally among the three properties expected to be developed during 2010, and arrived at a cost basis of $10,158 per well.  Finally, we recorded a liability to the major shareholder in the amount of $19,500, the value of the shares given in exchange for the leases.

On June 11, 2010, we entered into an agreement to sell 35% of our working interest in the Joseph Schwallie #1 well to an investor for $20,000 cash.

Also on June 11, 2010, we entered into an agreement to sell another 20% of the Joseph Schwallie #1 well for $55,000 in cash.  Under the terms of this agreement, we are obligated to increase the distributions of cash flows to this investor from 20% to 34% until such time as the investor has received $55,000, after which the distribution obligation will revert to the 20% working interest.  This $55,000 was received in July, 2010.  As of June 30, 2010, we held the amount due from the seller in Other Receivables.

As a result of the two above sales, we recorded a reduction in our historical cost basis of the Joseph Schwallie well from $10,158 to $4,571, recorded a liability in the amount of $55,000 and a gain on the two sales in the amount of $14,413.

On May 27, 2010, we entered into an agreement to sell 50% of our working interest in the Robin Moody #1 well for $20,000 in cash.   Under the terms of this agreement, we are obligated to increase the distributions of cash flows to this investor from 50% to 56% until such time as the investor has received $20,000, after which the distribution obligation will revert to the 50% working interest.

On June 11, 2010, we sold a 20% interest in the Robin Moody lease for $55,000 in cash.  Under the terms of this agreement, we are obligated to increase the distributions of cash flows to this investor from 20% to 29% until such time as the investor has received $55,000, after which the distribution obligation will revert to the 20% working interest.

As a result of the two above sales of our interests in the Robin Moody well #1, we recorded a reduction in our historical cost basis of the Robin Moody lease from $10,158 to $3,047, recorded liabilities in the amount of $75,000 and a loss on the two sales in the amount of $7,111.

On June 18, 2010, we entered into an agreement to sell 50% of our working interest in the Herbert Groce #1 well for $45,000 in cash.   At June 30, 2010, $15,000 had been received.  The remainder was received in July, 2010.  We recorded the sale by reducing the carrying value of our interest in the Herbert Groce #1 well by an amount equal to the pro-rata portion of our historical cost in the property, and recorded a gain of $39,921.

The $85,000 in Other Receivables arising from the $55,000 on the sale of the 20% interest in the Joseph Schwallie #1 well and the $20,000 arising from the sale of the 50% interest in the Herbert Groce #1 well was collected in July, 2010.

Belize Concession and Joint Venture with Princess Petroleum Ltd.
On April 20, 2010, we entered into a 50/50 Joint Venture agreement with Princess Petroleum Limited, a company organized under the laws of Belize to explore for oil and gas on approximately 2 million acres in Belize.  The country of Belize is located in Central America, in the south of the Yucatan Island to the southeast of Mexico. It is surrounded by Mexico in the north, by Guatemala in the west and south and by the Caribbean Sea in the east. Its old name was British Honduras.

A major shareholder of the Company paid $100,000 cash as required under the agreement.  We have recorded our basis in the $100,000 property and the corresponding debt to our shareholder.

NOTE 6 – NOTES PAYABLE

At June 30, 2010, we have the following liabilities to related and unrelated parties:

Notes and Interest Payable
Notes and interest payable to previous officers and directors	164,841
Liability relating to Crockett County leases	85,049
Notes and interest payable related to our Tennessee acquisition	130,167
Total notes and interest payable	$380,057

Notes and Interest Payable to Related Parties
Advances from an affiliate	127,655
Accrued compensation to officers and directors	242,732
Total related party notes and interest payable	$370,387

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

Advances from an Affiliate
This liability relates to amounts contributed by shareholders to pay certain Company expenses and to acquire assets in Belize.  The shareholder expects to be reimbursed in cash or stock.

Accrued Compensation to officers and directors
This liability arises from our contract with Randall Newton, our former Chairman and CEO pursuant to his employment agreement with the Company, and with Newton Collaboration, LLC, which provides accounting and corporate governance services to us.

Also included in this category is $25,000 accrued to our current CEO, Andrew Reid.

NOTE 7 – SHAREHOLDERS’ EQUITY

We are authorized to issue 500 million shares of our common stock.  At December 31, 2009, we had 496,605,424 shares issued and outstanding.  During the six months ended June 30, 2010, we issued no additional shares nor made any changes in our common stock.

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

Shareholder Contribution of Capital
During the six months ended June 30, 2010, an affiliate paid company expenses of $1,155 which was recorded as Additional Paid-In Capital.

Imputed Interest
Pursuant to our notes payable to our former corporate secretary and the former operator of the Crockett County leases, the aggregate principal amount of which is $156,545, and which forms a portion of the lawsuit discussed in Note 5 to our annual report filed on Form 10-K as of December 31, 2009, we accrue simple interest at 3% per year.  This resulted in an interest charge collectively of $2,340 for six months ended June 30, 2010.

Management believes that the stated interest on these notes is not equivalent to the Company’s realistic cost of capital.  We therefore imputed an additional 5% interest and charged interest expense with an additional $3,906 for the six months ended June 30, 2010.

Stock –Based Compensation
During 2009, the Company awarded certain officers and directors shares which were to be earned ratably over their respective contracts.  During the six months ended June 30, 2010, $36,828 of this amount was earned and accrued to compensation expense and included in General and Administrative Expenses.  The unearned portion of these amounts at June 30, 2010 is $6,000 and will be earned in future periods.

NOTE 8 – RELATED PARTY TRANSACTIONS

On July 1, 2009, we entered into a contract with Newton Collaboration, LLC, to provide accounting, corporate governance and statutory filing services to the Company.  During the six months ended June 30, 2010, we accrued $30,000 of costs relating to that contract.  As of June 30, 2010, we have not made a payment to Newton Collaboration, LLC for any accounting services.  Newton Collaboration, LLC is owned by our director, Randall Newton.

Additionally, Mr. Newton is owed $126,955 in unpaid services pursuant to our consulting agreement with him as of June 30, 2010.

Mr. Newton made short-term loans to the Company in the amount of $14,569 which are unpaid as of June 30, 2010.

NOTE 9 – SUBSEQUENT EVENTS

In July, 2010, we sold a 5% interest in our investment in the Joint Venture with Princess Petroleum Limited (2.5% of the total partnership interest) to an investor for $250,000 in cash.

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

Results of Operations

Six Months Ended June 30, 2010, compared with Six Months Ended June 30, 2009
We had no revenues for the six months ended June 30, 2010 compared with $7,406 for the same period in 2009.  This is a result of the loss of the Crockett County, Texas leases which were failing toward the end of the second quarter 2009.

Transportation expense and production taxes are zero for the six months ended June 30, 2010, compared to $1,175 for the same period in 2009.  This is due to the fact that we have not yet produced any salable oil from our Tennessee properties as of the end of June, 2010, but we had small production from the Crockett County leases during the same period in 2009.

Our lease operating expenses for the six months ended June 30, 2010 of $12,225 include the costs of working over the Robin Moody #1 well.  The $27,813 expense for the same period in 2009 included costs of operating the Crockett County leases.

General and administrative expenses have increased dramatically.  They increased from $109,058 for the six months ended June 30, 2009 to $231,276, a 112% increase over the same period in 2009.  Most of this increase is a result of hiring Mr. Newton as our Board Chairman and Chief Executive Officer, from the hiring of a consultant, and from costs associated with statutory compliance and reporting.

Our depreciation, depletion and amortization expenses for the six months ended June 30, 2010 were zero as compared to $1,520 for the same period in 2009 since the costs related to the Crockett County, Texas leases have been lost and therefore, no costs are recorded to depreciate.  Moreover, since there is not yet production from the Tennessee leases, we have not recorded any amortization of our investment in oil and gas properties.

Interest expense is significantly lower for the six months ended June 30, 2010 than the same period in 2009 - $6,413 versus $17,201, respectively.  This is principally due to the suspension of the amortization of discount related to our note payable in connection with the Crockett County, Texas leases.  This debt is the subject of two lawsuits filed in Shelby County, Texas on which the Company was not named as a defendant (see Note 6).

Three Months Ended June 30, 2010, compared with Three Months Ended June 30, 2009
We had no revenues for the three months ended June 30, 2010 compared with $1,739 for the same period in 2009.  We had not fully completed any of the Tennessee wells as of June 30, 2010 whereas we had a small amount of production from the Crockett County leases during the period in 2009.

Transportation expense and production taxes we zero for the three months ended June 30, 2010, compared to $646 for the same period in 2009.  Again, in 2009, we had a small amount of production from Crockett County, but no production as of the end of June, 2010.

Our lease operating expenses for the three months ended June 30, 2010 of $12,225 include the costs of working over the Robin Moody #1 well where is the lease operating expenses for the same period in 2009 consisted of operating the Crockett County leases.

General and administrative expenses have increased dramatically.  They increased from $39,219 for the three months ended June 30, 2009 to $99,687, a 154% increase over the same period in 2009.  Most of this increase is a result of hiring Mr. Newton as our Board Chairman and Chief Executive Officer, from the hiring of a consultant, and from costs associated with statutory compliance and reporting.

Our depreciation, depletion and amortization expenses for the three months ended June 30, 2010 were zero as compared to $321 for the same period in 2009 due to the differences in production in Tennessee and Crockett County, Texas leases explained above.

Interest expense is lower for the six months ended June 30, 2010 than the same period in 2009 - $3,290 versus $10,820, respectively.  This is principally due to the suspension of the amortization of discount related to our note payable in connection with the Crockett County, Texas leases.  This debt is the subject of two lawsuits filed in Shelby County, Texas on which the Company was not named as a defendant (see Note 6).

Liquidity and Capital Resources
Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Currently, we are not able to maintain our existing operations through the existing cash balances and internally generated cash flows from sales of oil production. Additionally, we have lost the only oil and gas lease providing the Company cash flows from operations and have only recently acquired new properties to replace them.  It is not certain that the properties in Tennessee will produce cash flows to cover some or all of our operating costs.  Moreover, we have determined that our existing capital structure is not adequate to fund our planned growth.

We intend to finance our drilling, work over and acquisition program by bank debt, by joint venturing with other strategic partners, and by internally generated cash flows. There can be no assurance that we will be successful in procuring the financing or partnerering we are seeking.  Future cash flows are subject to a number of variables, including the level of production, natural gas prices and successful drilling efforts. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures.

Plan of Operation
Over the next twelve months we intend to develop the following initiatives:

Revenue Generation

Kansas - We expect that the Kansas oil and gas leases, if acquired and financing is obtained, will initially produce between 135 and 150 barrels per day which will immediately add positive cash flows from operations to our negative cash flows currently existing due to our corporate costs.  We expect that our aggressive drilling program will provide additional cash flows in the future.

There is no guarantee that we can raise the funds to accomplish our production goals or consummate our intended acquisitions, or that the expenditures on our existing leases will produce the increases in production we anticipate.

Tennessee – Subsequent to June 30, 2010, we completed the Robin Moody well #1 and should be producing and selling oil in the third quarter of 2010.  Initial indications appear that this well will produce from 10 to 20 barrels per day.  In addition, we are in the process of completing the Herbert Groce #1 well and the Joseph Schwallie #1.  We expect to have similar, if not greater success with the second two re-completions.

Belize - We intend to finance the drilling of one to three wells by selling additional interests in our Joint Venture with Princess Petroleum Limited.

Drilling and Work-Over Programs

Kansas - We have identified approximately 600 locations in eastern Kansas on the oil and gas leases that we have under contract.  If we close the acquisition and obtain the bank financing, we will plan on drilling approximately 400 of these wells in five years.

Several existing leases can be enhanced through water-flooding which will increase pressure and incremental production from existing wells.

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

Change In Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On January 29, 2010, a lawsuit (Highground et al. versus Ronald L. Blackburn et al.)was filed in the 22nd Judicial District Court, Parish of St. Tammany, Louisiana naming Treaty Energy Corporation, among others, as a defendant.

The lawsuit alleges certain wrongdoings by the defendants (other than Treaty) which have no bearing on our operations since inception.  The lawsuit also alleges certain monies owed to some of the plaintiffs by the Company.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

We issued no common shares during the six months ended June 30, 2010

Options and Warrants

During the six months ended June 30, 2010, no options or warrants have been granted, expired or exercised.

Our options and warrants outstanding at June 30, 2010 are as follows:

Expiry Date	Average Strike Price	No. of Options or Warrants
06/22/12	0.08	124,492
06/22/13	0.08	138,435
06/22/14	0.08	124,492
06/22/15	0.08	2,300,000
Total		2,687,419

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

Date: August 16, 2010	Treaty Energy Corporation

By: /s/ Andrew V. Reid
Andrew V. Reid Chief Executive Officer