Form 10-Q
period 2010-09-30
Treaty Energy Corp
filed 2010-11-18
CIK 1075773

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

The number of shares of the registrant’s common stock outstanding as of October 15, 2010, was 496,605,424.

TREATY ENERGY CORPORATION
FORM 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS
TREATY ENERGY CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)

ASSETS

Cash and equivalents	$684	$-
Oil and gas accounts receivable	1,295	-
Total current assets	1,979	-

Oil and gas properties - proved (successful efforts method)	152,549	-
Less: accumulated amortization	(125)	-
Net oil and gas properties	152,424	-

Other property, plant and equipment, net of accumulated depreciation of $29 and $0 at September 30, 2010 and December 31, 2009, respectively	1,730	-

Prepaid expenses and other	26,253	6,678

TOTAL ASSETS	$182,386	$6,678

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Continued)

	September 30, 2010 (Unaudited)	December 31, 2009 (Audited)

LIABILITIES

Accounts payable and accrued liabilities	$358,484	$360,020
Notes and accrued interest to related parties	347,989	201,641
Notes and accrued interest payable	381,728	162,501
Total current liabilities	1,088,201	724,162

TOTAL LIABILITIES	1,088,201	724,162

STOCKHOLDERS' DEFICIT

Preferred stock - par value $0.001, 50 million shares authorized, none issued or outstanding at September 30, 2010 or December 31, 2009.	-	-
Common stock – par value $0.001, 500 million shares authorized. 496,605,424 shares issued and outstanding at September 30, 2010 and December 31, 2009	496,605	496,605
Additional paid in capital	524,444	475,688
Common stock payable	204,000	-
Accumulated loss - pre exploration stage	(644,829)	(644,829)
Accumulated loss - exploration stage	(1,486,035)	(1,044,948)

Total stockholders' deficit	(905,815)	(717,484)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$182,386	$6,678

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Nine months ended September 30,		Three months ended September 30,		From Re Entry to the Development Stage (7/1/09) to 09/30/10
	2010 (Unaudited)	2009 (Unaudited)	2010 (Unaudited)	2009 (Unaudited)	(Unaudited)

REVENUES
Sales of oil	$1,570	$423	$1,570	$-	$1,570

Total revenues	1,570	423	1,570	-	1,570

EXPENSES
Royalties	275			-	275
Lease operating expenses	343,031	27,813	330,806		358,214
Transportation costs	-	455	-		(354)
Production taxes	-	14	-		(352)
Impairment of oil and gas properties	-	218,984	-	218,984	411,412
General and administrative	381,133	277,823	149,857	175,042	993,636
Depreciation, depletion and amortization	154	1,520	154		154
Accretion of asset retirement obligation	-	898	-		-
Interest expense	10,037	20,324	3,624	3,123	16,593

Total expenses	734,630	547,831	484,441	397,149	1,779,578

Operating income / (loss)	(733,060)	(547,408)	(482,871)	(397,149)	(1,778,008)

OTHER INCOME AND EXPENSE ITEMS
Gains / (losses) on dispositions of properties	291,973	-	-	-	291,973

NET LOSS	$(441,087)	$(547,408)	$(482,871)	$(397,149)	$(1,486,035)

Net loss per common shares - basic and diluted	$-	$-	$-	$-
Weighted average common shares outstanding - basic and diluted	496,605,424	463,017,866	496,605,424	468,741,591

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid In	Common Stock	Pre Exploration Stage	Exploration Stage
	Shares	Amount	Capital	Payable	Losses	Losses	Total

Balances, December 31, 2007	460,061,553	$460,062	$(304,208)	$-	$-	$(246,073)	$(90,219)

Interest imputed on related party note payable			5,240				5,240
Expenses paid on behalf of the Company by a related party			169,648				169,648
Debt acquired in reverse merger			(500,000)				(500,000)
Net loss, year ended 12/31/08						(241,514)	(241,514)

Balances, December 31, 2008	460,061,553	$460,062	$(629,320)	-	$-	$(487,587)	$(656,845)

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
STATEMENT OF SHAREHOLDERS’ DEFICIT
(Continued)

	Common Stock		Additional Paid In	Common Stock	Pre-Develop. Stage	Development Stage
	Shares	Amount	Capital	Payable	Losses	Losses	Total

Cashless exercise of options	49,148	49	(49)				-
Cash provided by a related party			104,000				104,000
Expenses paid on behalf of the Company by a related party:
Paid in cash			61,822				61,822
Paid in stock			162,695				162,695

Interest imputed on notes payable			10,090				10,090
Acquisitions of oil and gas properties	7,000,000	7,000	168,000				175,000
Stock for services	4,000,000	4,000	48,400				52,400
Sale of stock for cash	3,000,000	3,000	36,000				39,000
Officer and director compensation	7,886,776	7,886	316,831				324,717
Retirement of debt	14,607,947	14,608	197,219				211,827
Net loss, year ended 12/31/09					(644,829)	(557,361)	(1,202,190)
							-
Balances, December 31, 2009	496,605,424	$496,605	$475,688	-	$(644,829)	$(1,044,948)	$(717,484)

Expenses paid by a related party			1,155				1,155
Interest imputed on notes payable			5,859				5,859
Vesting of deferred compensation			41,742				41,742
Stock payable to consultant				204,000			204,000
Net loss, nine months ended 9/30/10						(441,087)	(441,087)

Balances, September 30, 2010	496,605,424	$496,605	$524,444	$204,000	$(644,829)	$(1,486,035)	$(905,815)

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,		From Re Entry to the Exploration Stage (7/1/09) to
	2010 (Unaudited)	2009 (Unaudited)	9/30/10 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(441,087)	(547,408)	(1,486,035)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion and amortization	154	1,520	154
Gain on sales of oil and gas interests	(291,973)	-	(291,973)
Impairment of oil and gas assets	-	218,984	411,412
Amortization of discount on related-party note	-	7,266	-
Accretion of asset retirement obligation	-	898	-
Stock based compensation	245,742	115,928	622,859
Interest imputed on related-party notes	5,859	8,137	9,765

Changes in operating assets and liabilities:
Accounts receivable	(1,295)	7,206	(1,295)
Accounts payable and accrued liabilities	3,464	5,493	23,152
Officer and director liabilities	171,518	-	341,910
Interest payable	5,878	3,403	8,218
Prepaid expenses	(19,575)	(7,454)	(26,253)

Net cash used in operating activities	(321,315)	(186,027)	(388,086)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and gas properties	(135,475)	-	(135,475)
Development of oil and gas properties	(40,101)	-	(40,101)
Purchases of other fixed assets	(1,759)	-	(1,759)
Proceeds from sales of oil and gas properties	445,000	-	445,000

Net cash provided by investing activities	267,665	-	269,424

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Nine Months Ended September 30,		From Re Entry to the Exploration Stage (7/1/09) to
	2010 (Unaudited)	2009 (Unaudited)	9/30/10 (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses paid by related parties-cash	129,130	85,015	131,405
Borrowings from related parties	(69,796)	8,500	(61,096)
Principal payments on notes payable	(5,000)	-	(5,000)
Principal payments on related-party notes payable	-	(1,982)	-
Common stock issued for cash	-	-	39,000
Cash contributed by related parties	-	94,000	14,000

Net cash provided by financing activities	54,334	185,533	118,309

Net increase / (decrease) in cash and cash equivalents	684	(494)	(2,112)
Cash and cash equivalents, beginning of period	-	971	2,796
Cash and cash equivalents, end of period	$684	$477	$684

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$-	$1,472	$-
Cash paid for income taxes	-	-	-
Shares issued for retirement of debt	-	-	211,827
Shares issued to acquire oil and gas properties	-	-	175,000

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

Also discussed in Note 5 to this Form 10-Q is our acquisition activity during the nine months ended September 30, 2010.  We acquired a 100 percent working interest in several leases in Tennessee, then subsequently sold various working interests to raise the capital to re-open the wells.  We also entered into a 50/50 Joint Venture with Princess Petroleum Limited, a company organized under the laws of Belize, to develop approximately 200,000 on-shore acres and 1.8 million offshore acres.  We subsequently sold a 10% (5% of the total) working interest in our Belize concession for $250,000 in cash.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending September 30, 2010.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2009, as reported in Form 10-K filed with the SEC on May 6, 2010.

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

The following table shows the Company’s fair value instruments, measured on a recurring basis:

Level	Amount
Level 1:	$-
Level 2: Notes payable and accrued interest to related parties and third parties	215,717
Level 3: Notes payable, long term and short term, net of discount	514,000
Totals	$729,717

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

As required under ASC 410, Asset Retirement and Environmental Obligations, the fair value of a liability for an asset retirement obligation (“ARO”) is recorded as an asset and a liability when there is a legal obligation associated with the retirement of a long-lived asset and the amount can be reasonably estimated.  As of September 30, 2010, we have recorded no asset retirement obligations as we are still determining whether our efforts to re-open our recently-acquired shut-in wells in Tennessee will be successful and therefore we do not know if the liability is long-term (which would be the case if the wells are successful) or short-term (which would be the case if they are not).  Once we have re-opened the wells and determined that their production is of commercial quantities, we will record the obligation as an increase in our carrying value of our oil and gas properties and an increase in our asset retirement obligation.  As of September 30, 2010, the amount of our Asset Retirement Obligation cannot be reasonably estimated.

Depreciation and depletion of all capitalized costs of proved crude oil and natural gas producing properties, except mineral interests, are expensed using the unit-of-production method generally by individual field, as the proved developed reserves are produced. Depletion expenses for capitalized costs of proved mineral interests are recognized using the unit-of-production method by individual field as the related proved reserves are produced. Periodic valuation provisions for impairment of capitalized costs of unproved mineral interests are expensed.  As of September 30, 2010, we have recorded only a de minimus amount of depreciation and depletion of our acquired oil and gas properties as we have only a small amount of production from those properties.

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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in these financial statements, we have had continuing negative cash flows from operations and working capital deficits.  Although we have acquired several leases in Tennessee which we are working to bring on line and render economical wells, as of September 30, 2010, we have had only minimal production from them.   These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

NOTE 5 – OIL PRODUCING PROPERTIES

The history of our producing properties is found in Note 4 of our report on Form 10-K as of December 31, 2009, filed on April 15, 2010.

Acquisitions During the Nine Months Ended September 30, 2010.

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

On July 15, 2010, we sold a 10% interest (5% total) working interest in our Belize concession for $250,000 in cash.  We reduced our carrying value proportionally and recorded a gain on the sale of $244,750.

NOTE 6 – NOTES PAYABLE

At September 30, 2010, we have the following liabilities to related and unrelated parties:

Notes and Interest Payable
Notes and interest payable to previous officers and directors	166,011
Liability relating to Crockett County leases	85,049
Notes and interest payable related to our Tennessee acquisition	130,668
Total notes and interest payable	$381,728

Notes and Interest Payable to Related Parties
Advances from affiliates	38,755
Accrued compensation to officers and directors	309,234
Total related party notes and interest payable	$347,989

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

Accrued Compensation to officers and directors

This liability arises from our contract with Randall Newton, our former Chairman and CEO and Andrew Reid, our current CEO pursuant to their employment agreement with the Company, and with Newton Collaboration, LLC, which provides accounting and corporate governance services to us.

NOTE 7 – SHAREHOLDERS’ EQUITY

We are authorized to issue 500 million shares of our common stock.  At December 31, 2009, we had 496,605,424 shares issued and outstanding.  During the nine months ended September 30, 2010, we issued no additional shares nor made any changes in our common stock.

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

Shareholder Contribution of Capital

During the nine months ended September 30, 2010, an affiliate paid company expenses of $1,155 which was recorded as Additional Paid-In Capital.

Imputed Interest

Pursuant to our notes payable to our former corporate secretary and the former operator of the Crockett County leases, the aggregate principal amount of which is $156,545, and which forms a portion of the lawsuit discussed in Note 5 to our annual report filed on Form 10-K as of December 31, 2009, we accrue simple interest at 3% per year.  This resulted in an interest charge collectively of $3,510 for nine months ended September 30, 2010.

Management believes that the stated interest on these notes is not equivalent to the Company’s realistic cost of capital.  We therefore imputed an additional 5% interest and charged interest expense with an additional $5,859 for the nine months ended September 30, 2010.

Stock –Based Compensation

During 2009, the Company awarded certain officers and directors shares which were to be earned ratably over their respective contracts.  During the nine months ended September 30, 2010, $41,742 of this amount was earned and accrued to compensation expense and included in General and Administrative Expenses.  The unearned portion of these amounts at September 30, 2010 is $1,086 and will be earned in future periods.

Stock Payable Relating to our GeologicalWork in Belize

On July 28, 2010, we signed an agreement with a contractor to provide satellite data on Belize prospects, proprietary 3-S seismic and certain other geological data to determine the location of our first well in Belize.  As part of the compensation package, we agreed to pay 15 million shares if our authorized capital would permit.  We valued the promise to pay these 15 million shares at the closing price on the measurement date and charged Lease Operating Expenses with $204,000.

A major shareholder agreed to pay any amounts of shares that Treaty is unable to due to lack of authorized capital.

NOTE 8 – RELATED PARTY TRANSACTIONS

On July 1, 2009, we entered into a contract with Newton Collaboration, LLC, to provide accounting, corporate governance and statutory filing services to the Company.  During the nine months ended September 30, 2010, we accrued $45,000 of costs relating to that contract.  As of September 30, 2010, we have paid Newton Collaboration, LLC $12,500 towards the balance.  Newton Collaboration, LLC is owned by our director, Randall Newton.

Additionally, Mr. Newton is owed $126,955 in unpaid services pursuant to our consulting agreement with him as of September 30, 2010.

Mr. Newton made short-term loans to the Company in the amount of $14,569 which are unpaid as of September 30, 2010.

NOTE 9 – SUBSEQUENT EVENTS

In October, 2010, we completed a private placement memorandum to offer up to $12 million of 12% Series A Senior Secured Convertible Bonds due December 1, 2017 (the “Convertible Bonds”).  The Convertible Bonds are offered in denominations of $100,000 each, with a minimum purchase of 1 Convertible Bond.  The Convertible Bonds are being issued at a discount of $7,500 to the face amount of $100,000.  This discount, together with the 12% interest rate, produces an effective yield of 14%.  The Convertible Bonds will pay interest semi-annually in arrears and will be secured by first mortgages or first deeds of trust on the properties acquired by the Company with the net proceeds of the Offering.  The Convertible Bonds will be convertible, at the Holder’s option, beginning December 1, 2013.

As of the date of this report, we have not yet sold any of the Convertible Bonds.

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

Results of Operations

Nine Months Ended September 30, 2010, compared with Nine Months Ended September 30, 2009

We had minor revenues in both years.  In 2009, we lost the Crockett County leases and show a residual $423 in revenues.   In 2010, we show revenues of $1,570 from one of our Tennessee wells

Transportation expense and production taxes are zero for the nine months ended September 30, 2010, compared to $455 for the same period in 2009.  This is due to the fact that we have only begun to produce oil from our Tennessee properties as of the end of September, 2010, and we had small production from the Crockett County leases during the same period in 2009.

Our lease operating expenses for the nine months ended September 30, 2010 of $343,031 include the costs of working over the Robin Moody #1 and Joseph Schwallie #1 wells.  Also included is $308,500 relating to our gathering of seismic date in Belize.  The $27,813 expense for the same period in 2009 included costs of operating the Crockett County leases.

General and administrative expenses have increased dramatically.  They increased from $277,823 for the nine months ended September 30, 2009 to $381,258 for same period in 2009.  Most of this increase is a result of hiring executive officers and from the hiring of a consultant, and from costs associated with statutory compliance and reporting.

Our depreciation, depletion and amortization expenses for the nine months ended September 30, 2010 were $29 as compared to $1,520 for the same period in 2009 since the costs related to the Crockett County, Texas leases have been lost and therefore, no costs are recorded to depreciate on that property.  Moreover, we have only begun to produce from our Tennessee wells and have recorded only a small amount of depreciation on that property.

Interest expense is significantly lower for the nine months ended September 30, 2010 than the same period in 2009 - $10,037 versus $20,324, respectively.  This is principally due to the suspension of the amortization of discount related to our note payable in connection with the Crockett County, Texas leases.  This debt is the subject of two lawsuits filed in Shelby County, Texas on which the Company was not named as a defendant (see Note 6).

Three Months Ended September 30, 2010, compared with Three Months Ended September 30, 2009

We had a small amount of production and sales during the three months ended September 30, 2010, compared with none during the same period in 2009.

Transportation expense and production taxes were zero for the three months ended September 30, 2010, and for the same period in 2009.

Our lease operating expenses for the three months ended September 30, 2010 of $330,806 include the costs of gathering seismic date in Belize and of working over the Robin Moody #1 and Joseph Schwallie #1 wells.  We had no such activity during the same period in 2009.

General and administrative expenses have been reduced from $175,042 for the three months ended September 30, 2009 to $149,982 for the same period in 2010 owing mostly to reduced officer and director salaries.

Our depreciation, depletion and amortization expenses for the three months ended September 30, 2010 and 2009 were $29 and zero, respectively.  In 2009 we had already lost the Crockett County leases and in 2010 we have only begun to produce from our Tennessee wells.

Interest expense is higher for the three months ended September 30, 2010 - $3,624 than the same period in 2009 - $3,123.  This is due to the inclusion of the interest-bearing note on our Tennessee property.

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

We intend to finance our drilling, work over and acquisition program by bank debt, by joint venturing with other strategic partners, and by internally generated cash flows. There can be no assurance that we will be successful in procuring the financing or partnering we are seeking.  Future cash flows are subject to a number of variables, including the level of production, natural gas prices and successful drilling efforts. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures.

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

Tennessee – In July, 2010, we completed the Robin Moody well #1 and Joseph Schwallie #1 wells.  After initial flow rates that exceeded expectations, the Robin Moody #1 well declined to 1 barrel per day.  We are currently evaluating whether to acidize the well to improve production.  The Joseph  Schwallie #1 well was acidized and is currently producing gas.  We expect that the existence of the gas production is an indication that oil will be produced in the near future.

Belize - We intend to finance the drilling of one to three wells by selling additional interests in our Joint Venture with Princess Petroleum Limited and through the sale of debt.  We are currently undertaking geological and geophysical studies in Belize to determine the location of our first well.

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

As is discussed in Note 9, we completed a Private Placement Memorandum to raise a maximum of $12 million.  We hope to use the proceeds of this offering to acquire the properties in Kansas, and Tennessee, and to drill our wells in Belize once the geological work is completed.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 11, 2010, we filed a Notice of Removal of the state action to the United States District Court, Eastern District of Louisiana, based upon the diversity of all the parties.  The case has been moved to the United States District Court.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

We issued no common shares during the nine months ended September 30, 2010

Options and Warrants

During the nine months ended September 30, 2010, no options or warrants have been granted, expired or exercised.

Our options and warrants outstanding at September 30, 2010 are as follows:

Expiry Date	Average Strike Price	No. of Options or Warrants
06/22/12	0.08	124,492
06/22/13	0.08	138,435
06/22/14	0.08	124,492
06/22/15	0.08	2,300,000
Total		2,687,419

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)

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

Treaty Energy Corporation

Date: November 15, 2010	By:	/s/ Andrew V. Reid
Andrew V. Reid
Chief Executive Officer