Form 10-K
period 2010-12-31
Treaty Energy Corp
filed 2011-04-15
CIK 1075773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

 FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number 000-28015

TREATY ENERGY CORPORATION
 (Name of Small Business Issuer in Its Charter)

NEVADA	86-0884116
(State or other jurisdiction of incorporation or organization)	(Employer Identification No.)

201 St. Charles Ave., Suite 2558
New Orleans, LA 70170
(Address of principal executive offices, including zip code.)

(504) 599-5684
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity.  Based on the closing sale price on April 11, 2011 ($0.0144 per share), the aggregate market value of the voting common stock held by non-affiliates (399,860,796)) is $5,757,000.

State the number of shares outstanding of each of the registrant’s classes of common stock as of April 12, 2011: 574,649,907.

Documents Incorporated by reference: None.

TREATY ENERGY CORPORATION
FORM 10-K
For the Year Ended December 31, 2010

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

Our current operating activity is concentrated in Kansas, Tennessee and Belize. As a result, we may be disproportionately exposed to the impact of drilling and other delays or disruptions of production from these regions caused by weather conditions, governmental regulation, lack of field infrastructure, or other events which impact this area.

We may continue to incur losses.

We reported a net loss for the years ended December 31, 2010 and 2009 of $769,679 and $1,202,190, respectively.  There is no assurance that we will be able to achieve and maintain profitability.

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

ITEM 2. PROPERTIES

Our administrative offices are located at 201 St. Charles Ave., Suite 2558, New Orleans, LA 70170.   Our office rent is paid by an affiliate and we are not required to reimburse.

ITEM 3. LEGAL PROCEEDINGS

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

On April 11, 2010, the defendants filed a countersuit against the plaintiffs seeking damages against Highground, et al based on misrepresentation of the Crockett County, Texas leases.  The lawsuit is in recess as of the date of this filing and should reconvene in May, 2011.

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

There were no matters submitted to the shareholders during the fourth quarter of 2010.

PART II - OTHER INFORMATION

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares currently trade on the electronic OTCMarkets (OTC.BB), a regulated quotation service, under the symbol "TECO."  Listed below are the highest and lowest bid prices for our common stock for each calendar quarter for 2010 and 2009 as reported on the OTCBB, and represents inter-dealer quotations, without retail markup, markdown, or commission and may not be reflective of actual transactions.

Fiscal quarter	High	Low

First quarter, 2009	0.150	0.028
Second quarter, 2009	0.075	0.016
Third quarter, 2009	0.028	0.010
Fourth quarter, 2009	0.023	0.011

First quarter, 2010	0.026	0.006
Second quarter, 2010	0.023	0.010
Third quarter, 2010	0.015	0.010
Fourth quarter, 2010	0.014	0.007

At December 31, 2010, there were 496,605,424 shares of our common stock issued and outstanding.

Holders

As of December 31, 2010, we had approximately 1,266 holders of record, including common shares held by brokerage clearing houses, depositories, or otherwise in unregistered form.

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

Securities Authorized for Issuance under Equity Compensation Plans

On February 28, 2011 Treaty Energy adopted a stock option plan that is accounted for based on Accounting Standards  Codification No. 718, Compensation – Stock Compensation. The plan allows the Company to grant stock and options to persons employed or associated with the Company, including, without limitation, any employee, attorney, accountant, consultant or advisor up to an aggregate of 10,000,000 common shares.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We issued no shares during the year ended December 31, 2010.

Subsequent to December 31, 2010, we issued 2,796,609 shares for cash, 66,747,874 shares for services, and 8,500,000 shares to acquire an aircraft for use in our Belize project

ITEM 6. SELECTED FINANCIAL DATA

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

Going Concern

The accompanying financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $330,851 in 2010 and $212,511 in 2009, and a working capital deficit of $1,485,551 at December 31, 2010.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

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

In December 2010, the FASB Accounting Standards Update 2010-29 Business Combinations Topic 805, which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption did not have an impact on the Company’s financial position and results of operations.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

Results of Operations – Comparison of Years Ended December 31, 2009 versus 2008

Revenues

Both 2009 and 2010 have insignificant amounts of revenues.  The revenues recognized in early 2009 were from the Crockett County, Texas leases which were lost during 2009 due to lack of production.  The 2010 revenues were from our Tennessee wells which, as of the publication of this report, have not yet been fully brought back onto production.

Expenses

Depreciation, Amortization and Depletion

Depreciation, amortization and depletion decreased for the year ended December 31, 2010 versus the same period in 2009.  This decrease is due to the loss of the leases in Crockett County, Texas.  Our Tennessee wells have not yet been fully brought onto production.

Lease Operating Expenses

Our lease operating expenses are up significantly from 2009, $459,820 versus $42,996, principally due to our seismic work in Belize.

General and Administrative Expenses

Our general and administrative expenses decreased from $721,561 in 2009 versus $559,298 for the same period in 2010.  This decrease results from reduced officer and director salaries, reduced legal and accounting costs.

Interest Expense

Our interest expense is significantly higher in 2010 versus 2009, principally due to higher debt levels.

Net Loss

Our net loss increased for the year ended December 31, 2010 (a net loss of $769,679) from the same period in 2009 (a net loss of $1,202,190) for the reasons set forth above.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	15
Balance Sheets – December 31, 2010 and 2009	16
Results of Operations for the years ended December 31, 2010 and 2009 and for the period from re entry to the Exploratory Stage (July 1, 2009) to December 31, 2010	17
Statement of Changes in Stockholders’ Deficit from December 31, 2007 to December 31, 2010	18
Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the period from re entry to the Exploratory Stage (July 1, 2009) to December 31, 2010	20
Notes to Financial Statements	22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Treaty Energy Corporation
(An Exploratory Stage Company)

We have audited the accompanying balance sheets of Treaty Energy Corporation, (an Exploratory Stage Company) as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders' deficit, and cash flows for the periods then ended, and for the period from re entry to the Exploratory Stage (July 1, 2009) to December 31, 2010.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Treaty Energy Corporation as of December 31, 2010 and 2009, and the results of its operations, changes in stockholders' deficit and cash flows for the periods noted above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
Houston, Texas
www.mkacpas.com

April 15, 2011

TREATY ENERGY CORPORATION

(An Exploratory Stage Company)
Balance Sheets
As of December 31, 2010 and 2009

	Dec 31, 2010	Dec 31, 2009

ASSETS

Cash and equivalents	$148	$-
Total current assets	148	-

Oil and gas properties (unproved), net (successful efforts method of accounting)	252,424	-
Prepaid expenses and other	-	6,678
Other property, plant and equipment, net	1,759	-

TOTAL ASSETS	$254,331	$6,678

LIABILITIES

Accounts payable and accrued liabilities	$469,775	$360,020
Notes and accrued interest to related parties	481,646	201,641
Notes and accrued interest payable	534,278	162,501
Total current liabilities	1,485,699	724,162

TOTAL LIABILITIES	1,485,699	724,162

STOCKHOLDERS' DEFICIT

Common stock – par value $0.001, 500 million shares authorized. 496,605,424 shares issued and outstanding at December 31, 2010 and 2009.	496,605	496,605
Additional paid in capital	527,483	475,688
Common stock payable	204,000	-
Accumulated loss - pre exploratory stage	(644,829)	(644,829)
Accumulated loss - exploratory stage	(1,814,627)	(1,044,948)

Total stockholders' deficit	(1,231,368)	(717,484)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$254,331	$6,678

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploratory Stage Company)
Statements of Operations
For the Years Ended December 31, 2010 and 2009
And from Re-entry to the Exploratory Stage (July 1, 2009)
to December 31, 2010

	Year Ended December 31,		From Re Entry to the Exploratory Stage (Jul 1, 2009) to
	2010	2009	Dec 31, 2010

REVENUES
Sales of oil	$1,570	$423	$1,570

Total revenues	1,570	423	1,570

EXPENSES
Royalties	1,122		1,122
Lease operating expenses	460,137	42,996	475,320
Transportation costs	-	455	(354)
Production taxes	-	14	(352)
Impairment of oil and gas properties	-	411,412	411,412
General and administrative	559,298	721,561	1,171,801
Depreciation, depletion and amortization	125	1,520	125
Accretion of asset retirement obligation	-	898	-
Interest expense	42,540	23,757	149,096

Total expenses	1,063,222	1,202,613	2,108,170

OPERATING LOSS	(1,061,652)	(1,202,190)	(2,106,600)

Gains on dispositions of properties	291,973	-	291,973

NET LOSS	$(769,679)	$(1,202,190)	$(1,814,627)

Net loss per common shares - basic and diluted	$-	$-
Weighted average common shares outstanding - basic and diluted	496,605,424	470,921,214

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploratory Stage Company)
Statement of Changes in Stockholders’ Deficit
For the Period from December 31, 2007 to December 31, 2010

	Common Stock		Additional Paid In	Common Stock	Pre -Development	Development Stage
	Shares	Amount	Capital	Payable	Stage Losses	Losses	Total
Balances, December 31, 2007	460,061,553	$460,062	$(304,208)	$-	$-	$(246,073)	$(90,219)

Interest imputed on related party note payable			5,240				5,240
Expenses paid on behalf of the Company by a related party			169,648				169,648
Debt acquired in reverse merger			(500,000)				(500,000)
Net loss, year ended 12/31/08						(241,514)	(241,514)

Balances, December 31, 2008	460,061,553	460,062	(629,320)	-	-	(487,587)	(656,845)

Cashless exercise of options	49,148	49	(49)				-
Cash provided by a related party			104,000				104,000
Expenses paid on behalf of the Company by a related party:
Paid in cash			61,822				61,822
Paid in stock			162,695				162,695

Interest imputed on notes payable			10,090				10,090
Acquisitions of oil and gas properties	7,000,000	7,000	168,000				175,000
Stock for services	4,000,000	4,000	48,400				52,400
Sale of stock for cash	3,000,000	3,000	36,000				39,000
Officer and director compensation	7,886,776	7,886	316,831				324,717
Retirement of debt	14,607,947	14,608	197,219				211,827
Net loss, year ended December 31, 2009					(644,829)	(557,361)	(1,202,190)
							-
Balances, December 31, 2009	496,605,424	$496,605	$475,688		$(644,829)	$(1,044,948)	$(717,484)

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploratory Stage Company)
Statement of Changes in Stockholders’ Deficit
For the Period from December 31, 2007 to December 31, 2010
(Continued)

	Common Stock		Additional Paid In Capital	Common Stock Payable	Pre-Development Stage Losses	Development Stage Losses	Total
Expenses paid by a related party			1,155				1,155
Interest imputed on notes payable			7,812				7,812
Vesting of deferred compensation			42,828				42,828
Stock payable to consultant				204,000			204,000
Net loss, for year ended 12/31/10						(769,679)	(769,679)

Balances, December 31, 2010	496,605,424	$ 496,605	$527,483	$204,000	$ (644,829)	$(1,814,627)	$(1,231,368)

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploratory Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	Year Ended December 31,		From Re Entry to the Exploratory Stage (7/1/09) to
	2010	2009	12/31/10

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(769,679)	$(1,202,190)	$(1,814,627)

Adjustments to reconcile net loss to net cash provided by / (used in) operating activities
Depreciation, depletion and amortization	125	1,520	125
Gain on sales of oil and gas interests	(291,973)	-	(291,973)
Impairment of oil and gas assets	-	411,412	411,412
Amortization of discount on production note	21,254	7,266	21,254
Accretion of asset retirement obligation	-	898	-
Stock based compensation	246,828	377,117	623,945
Interest imputed on related-party notes	7,812	10,090	11,718
			-
Changes in operating assets and liabilities:			-
Accounts receivable	-	7,206	-
Accounts payable and accrued liabilities	174,957	5,883	194,645
Officer and director liabilities	257,972	170,392	428,364
Interest payable	15,174	4,573	17,514
Prepaid expenses	6,678	(6,678)	-

Net cash used in operating activities	(330,851)	(212,511)	(397,622)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and gas properties	(235,475)	-	(235,475)
Development of oil and gas properties	(40,101)	-	(40,101)
Purchases of other fixed assets	(1,759)	-	(1,759)
Proceeds from sales of oil and gas properties	445,000	-	445,000
Net provided by in investing activities	167,665	-	167,665

TREATY ENERGY CORPORATION
(An Exploratory Stage Company)
Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009
(Continued)

			From Re Entry to the
	Year Ended December 31,		Exploratory Stage
	2010	2009	(7/1/09) to 3/31/09

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses paid by related parties-cash	129,130	61,822	131,405
Expenses paid by related parties-stock	-	-	-
Net borrowings (repayments) to related parties	(82,796)	112,700	(60,096)
Repayments to related parties	-	-
Proceeds from notes payable	122,000	-	122,000
Principal payments on notes payable	(5,000)	-	(5,000)
Principal payments on related-party notes payable	-	(1,982)	-
Common stock issued for cash	-	39,000	39,000
			-

Net cash provided by financing activities	163,334	211,540	227,309

Net increase / (decrease) in cash and cash equivalents	148	(971)	(2,648)
Cash and cash equivalents, beginning of period	-	971	2,796
Cash and cash equivalents, end of period	$148	$-	$148

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	-	1,518	-
Cash paid for income taxes	-	-	-
Shares issued for retirement of debt	-	211,827	211,827
Shares issued to acquire oil and gas properties	-	175,000	175,000

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

Upon merging with Treaty Petroleum, Inc. we acquired producing properties in Crockeet County, Texas.  During 2009, we lost those leases due to a lack of production.  We therefore re-entered to the exploratory phase on July 1, 2009.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of 3 months or less to be cash equivalents. The Company’s bank accounts periodically exceed federally insured limits. The Company maintains its deposits with high quality financial institutions and, accordingly, believes its credit risk exposure associated with cash is remote.  There were no cash equivalents as of December 31, 2010 and 2009.

Accounts Receivable

Accounts receivable consists of amounts due for the sale of oil.   Accounts receivable are evaluated for collectability based upon the financial condition of the customer and the age of the amount due.  We have no amounts due us for oil and gas sold at December 31, 2010 or 2009.

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

Oil Reserves

The process of estimating quantities of natural gas and crude oil reserves is very complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. The data may also change substantially over time as a result of numerous factors including, but not limited to, additional development activity, evolving production history and continual reassessment of the viability of production under varying economic conditions. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the subjective decisions and variances in available data for various fields make these estimates generally less precise than other estimates included in the financial statement disclosures. We use the unit-of-production method to amortize our oil and gas properties. This method requires us to amortize the capitalized costs incurred in developing a property in proportion to the amount of oil and gas produced as a percentage of the amount of proved reserves contained in the property. Accordingly, changes in reserve estimates as described above will cause corresponding changes in depletion expense recognized in periods subsequent to the reserve estimate revision..

As is discussed in Note 4 to the financial statements, at December 31, 2010 and 2009, we had no proved oil and gas reserves.

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

See Note 8 for our reconciliation of income tax expense and deferred income taxes as of and for the years ended December 31, 2010 and 2009.

Fair Value Measurement

In September 2006, the FASB issued ASC (Accounting Standards Codification) 820, Fair Value Measurements and Disclosures.  ASC 820 defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. ASC 820 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. ASC 820 is effective for fiscal years beginning after November 15, 2007.

ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tiered fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

•	Level 1. Observable inputs such as quoted market prices in active markets.
•	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly:, and
•	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table presents assets and liabilities that are measured and recognized at fair value on a non-recurring basis:

	Level
Description	1	2	3

Notes and accrued interest to related parties	$-	$-	$481,646
Notes and accrued interest	-	-	534,578

Our outstanding related-party and non-related party debts are carried at their carrying values which approximate market.

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

At December 31, 2010, we had no asset retirement obligations because our wells in Tennessee are currently under evaluation for their productive potential and  their productive lives.

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

In December 2010, the FASB Accounting Standards Update 2010-29 Business Combinations Topic 805, which requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. Effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption did not have an impact on the Company’s financial position and results of operations.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.”  The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update.  The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $212,511 in 2009, $330,851 in 2010, and a working capital deficit of $1,485,551 at December 31, 2010.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

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

Note 5 – Notes Payable to Related Parties

At December 31, 2010, we have the following liabilities to related and unrelated parties:

Notes and Interest Payable
Notes and interest payable to previous officers and directors	167,178
Liability relating to Crockett County leases	106,303
Notes and interest payable related to our Tennessee acquisition	238,797
Other	22,000
Total notes and interest payable	$534,278

Notes and Interest Payable to Related Parties
Advances from affiliates	164,722
Accrued compensation to officers and directors	316,924
Total related party notes and interest payable	$481,646

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

As is discussed more thoroughly in Note 4 to our annual report on Form 10-K as of December 31, 2009, we lost the Crockett County, Texas leases due to our failure to hold the leases by production.  At the point the leases were lost, we had net note balance owed of $106,303.  Although the Company has not issued a promissory note in this amount, we continue to carry this liability until we collect evidence that the original note made by Treaty Petroleum, Inc. has been retired.  During the year ended December 31, 2010, we amortized an additional $21,554 of the note discount to interest expense.

Advances from an Affiliate

This liability relates to amounts contributed by shareholders to pay certain Company expenses and to acquire assets in Belize.  The shareholder expects to be reimbursed in cash or stock.

Accrued Compensation to officer – related party

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

Our Asset Retirement Obligation was zero at December 31, 2009.  During 2010, we acquired properties in Tennessee (see Note 4).  As of December 31, 2010, we have not recorded any Asset Retirement Obligation related to the wells in Tennessee because until we bring the wells on to a level of commercially viable production, we cannot estimate the reserves nor the lives of the wells.

Note 7 – Shareholders’ Equity

On January 31, 2011, we amended our articles of incorporation to increase the number of shares authorized from 500 million to 750 million.

We began 2009 with 460,061,553 shares issued and outstanding.  During the year ended December 31, 2009, we issued shares as follows:

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

At December 31, 2009, we had 496,605,424 shares issued and outstanding.  No shares were issued during the year ended December 31, 2010.

Options and Warrants

Options and warrants outstanding at December 31, 2009 and 2010 are as follows:

	12/31/09	12/31/10
Outstanding at beginning of period	3,600,982	3,248,669
New grants	-	-
Exercises	(74,695)	-
Expiries	(277,618)	(561,250)
Outstanding at end of period	3,248,669	2,687,419

These potentially dilutive securities expire as follows:
Strike Price	Date Granted	Term	Expiry Date	No. of Warrants / Options

$0.01	06/22/05	7 Yr	06/22/12	124,492
$0.01	06/22/06	7 Yr	06/22/13	138,435
$0.01	06/22/07	7 Yr	06/22/14	124,492
$0.01	03/31/08	7 Yr	06/22/18	2,300,000

Total				2,687,419

Shareholder Contribution of Capital

During 2009, affiliates paid expenses of the Company of $224,517, of which $61,822 was paid in cash and $162,695 was paid in common stock of the Company. We recorded the expenses and with an offsetting credit to Additional Paid In Capital in that amount.

During 2010, affiliates paid $1,155 of cash expenses of the Company.  We recorded the expenses and with an offsetting credit to Additional Paid In Capital in that amount.

In July, 2010, we signed an agreement with a geological survey firm to produce the seismic study for our Belize project.  Among the terms of that agreement was our obligation to pay the firm 15 million shares of common stock.  We recorded the obligation in the equity section of our balance sheet as “Stock Payable” and valued the obligation at the closing price on the date of the agreement at $204,000.

On November 10, 2010, a major shareholder guaranteed payment of these shares.

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	2010	2009
Deferred tax asset	774,420	459,431
Valuation allowance	(774,420)	(459,431)
Net future income tax asset	-	-

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

Our tax loss carry-forward of $2,312,000 will begin to expire in 2021.

Note 9 – Supplemental Information on Oil Producing Properties (Unaudited)

Supplemental Reserve Information

Throughout 2010, we had no proved properties.  Therefore no supplemental reserve information is provided.

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

We had no proved oil and gas producing properties at December 31, 2010.

Capitalized Costs Related to Oil Producing Activities

The following table sets forth the capitalized costs relating to the Company’s oil and natural gas producing activities:

	As of December 31,
	2010	2009

Proved properties	$-	$-
Unproved properties	152,549	-
Total oil producing properties	152,549	-
Less: accumulated depletion	(125)	-
Oil producing properties, net	$152,424	$-

Results of Operations

The Company’s results of operations related to oil and natural gas activities are set forth below. The following table includes revenues and expenses associated directly with our unproved oil and natural gas producing activities. It does not include any interest costs, general and administrative costs or provision for income taxes due to the net operating loss carry-forward, and therefore, is not necessarily indicative of the contribution to consolidated net operating results of our oil and natural gas operations.

	Year Ended December 31,
	2009	2009

Sales of oil	$1,570	$423

Royalties	1,122
Lease operating expenses	459,820	42,996
Transportation costs	-	455
Production taxes	-	14
Depreciation, depletion and amortization	442	1,520
Accretion of asset retirement obligation	-	898
Results of producing activities	$(459,814)	$(45,460)

Note 10 – Restatement of Quarters Ended June 30, 2010 and September 30, 2010 (Unaudited)

On March 30, 2011, Treaty’s Board of Directors (“Board”) concluded that the Company’s financial statements contained in its quarterly reports for the period ended June 30, 2010 and September 30, 2010 should no longer be relied upon.

In the previous reports, the Company had recorded its basis in its Belize joint venture with Princess Petroleum Limited as $100,000, which was recorded as having been paid by a principal shareholder. However, the Company has discovered that the principal shareholder sold 20,000,000 shares of his Company stock to certain investors for $100,000. In addition to the sale of this stock, Treaty agreed to repay these investors $100,000 pursuant to a promissory note entered into on the same date. We recorded this note, increased our carrying value of our property in Belize, and recorded additional interest expense.

The following restated balance sheets,  income statements and cash flow statements as of and for the three and six months ended June 30, 2010 and September 30, 2010  reflect the adjustments to the account as a result of this oversight.

Unaudited Financial Statements as of June 30, 2010

Treaty Energy Corporation
Restated Balance Sheet
June 30, 2010
(Unaudited)

	June 30, 2010 As Originally Reported (Unaudited)	Note Payable	Accrued Interest	June 30, 2010 As Restated (Unaudited)

ASSETS

Cash and equivalents	$12,219			$12,219
Other receivables	85,000			85,000
Total current assets	97,219	-	-	97,219

Oil and gas properties - proved (successful efforts method)	137,485	100,000		237,485
Less: accumulated amortization	-			-
Net oil and gas properties	137,485	100,000	-	237,485

Prepaid expenses and other	6,678			6,678

TOTAL ASSETS	241,382	100,000	-	341,382

LIABILITIES

Accounts payable and accrued liabilities	369,224			369,224
Notes and accrued interest to related parties	370,387			370,387
Notes and accrued interest payable	380,057	100,000	2,082	482,139
Total current liabilities	1,119,668	100,000	2,082	1,221,750

TOTAL LIABILITIES	1,119,668	100,000	2,082	1,221,750

STOCKHOLDERS' DEFICIT

Preferred stock - par value $0.001, 50 million shares authorized, none issued or outstanding at June 30, 2010	-			-
Common stock – par value $0.001, 500 million shares authorized. 496,605,424 shares issued and outstanding at June 30, 2010 and December 31, 2009.	496,605			496,605
Additional paid in capital	517,577			517,577
Accumulated loss - pre exploration stage	(644,829)			(644,829)
Accumulated loss - exploration stage	(1,247,639)		(2,082)	(1,249,721)

Total stockholders' deficit	(878,286)	-	(2,082)	(880,368)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$241,382	$100,000	$-	$341,382

Treaty Energy Corporation
Restated Results of Operations
Six Months Ended June 30, 2010
(Unaudited)

	Six Months Ended June 30, 2010 As Originally Reported (Unaudited)	Additional Interest	Six Months Ended June 30, 2010 As Restated (Unaudited)

REVENUES
Sales of oil	$-		$-

Total revenues	-	-	-

EXPENSES
Lease operating expenses	12,225		12,225
Transportation costs	-		-
Production taxes	-		-
Impairment of oil and gas properties	-		-
General and administrative	231,276		231,276
Depreciation, depletion and amortization	-		-
Accretion of asset retirement obligation	-		-
Interest expense	6,413	2,082	8,495

Total expenses	249,914	2,082	251,996

Operating income / (loss)	(249,914)	(2,082)	(251,996)

OTHER INCOME AND EXPENSE ITEMS
Gains / (losses) on dispositions of properties	47,223		47,223

NET LOSS	$(202,691)	(2,082)	$(204,773)

Net loss per common shares - basic and diluted	$-		$-
Weighted average common shares outstanding - basic and diluted	496,605,424		496,605,424

Treaty Energy Corporation
Restated Statement of Cash Flows
Six Months Ended June 30, 2010
(Unaudited)

	Six Months Ended June 30, 2010 As Originally Reported (Unaudited)	Note Payable	Accrued Interest	Six Months Ended June 30, 2010 As Restated (Unaudited)

Net loss	$(202,691)		$(2,082)	$(204,773)
				-
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities				-
Gain on sales of oil and gas interests	(47,223)			(47,223)
Stock based compensation	36,828			36,828
Interest imputed on related-party notes	3,906			3,906
				-
Changes in operating assets and liabilities:				-
Accounts payable and accrued liabilities	9,204			9,204
Officer and director liabilities	117,739			117,739
Interest payable	2,507		2,082	425

Net cash provided by / (used in) operating activities	(79,730)	-	-	(79,730)

Acquisitions of oil and gas properties	(115,975)	(100,000)		(215,975)
Development of oil and gas properties	(19,787)			(19,787)
Proceeds from sales of oil and gas properties	35,000			35,000

Net cash provided by / (used in) investing activities	(100,762)	(100,000)	-	(200,762)

Expenses paid by related parties-cash	1,155			1,155
Borrowings from related parties	158,556			158,556
Proceeds from notes payable	75,000	100,000		175,000
Principal payments on related-party notes payable	(42,000)			(42,000)

Net cash provided by / (used in) financing activities	192,711	100,000	-	292,711

Net increase / (decrease) in cash and cash equivalents	12,219			12,219
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	$12,219	$-	$-	$12,219

Acquisition of oil and gas properties with related party debt	19,500			19,500

Unaudited Financial Statements as of September 30, 2010

Treaty Energy Corporation
Restated Balance Sheet
September 30, 2010
(Unaudited)

	September 30, 2010 As Originally Reported (Unaudited)	Note Payable	Accrued Interest	June 30, 2010 As Restated (Unaudited)
ASSETS

Cash and equivalents	$684			$684
Oil and gas accounts receivable	1,295			1,295
Total current assets	1,979	-	-	1,979

Oil and gas properties - proved (successful efforts method)	152,549	100,000		252,549
Less: accumulated amortization	(125)			(125)
Net oil and gas properties	152,424	100,000	-	252,424

Other property, plant and equipment, net of accumulated depreciation of $29 and $0 at September 30, 2010 and December 31, 2009, respectively	1,730			1,730

Prepaid expenses and other	26,253			26,253

TOTAL ASSETS	182,386	100,000	-	282,386

LIABILITIES

Accounts payable and accrued liabilities	358,484			358,484
Notes and accrued interest to related parties	347,989			347,989
Notes and accrued interest payable	381,728	100,000	4,603	486,331
Total current liabilities	1,088,201	100,000	4,603	1,192,804

TOTAL LIABILITIES	1,088,201	100,000	4,603	1,192,804

STOCKHOLDERS' DEFICIT

Preferred stock - par value $0.001, 50 million shares authorized, none issued or outstanding at June 30, 2010	-			-
Common stock – par value $0.001, 500 million shares authorized. 496,605,424 shares issued and outstanding at September 30, 2010 and December 31, 2009.	496,605			496,605
Additional paid in capital	524,444			524,444
Common stock payable	204,000			204,000
Accumulated loss - pre exploration stage	(644,829)			(644,829)
Accumulated loss - exploration stage	(1,486,035)	-	(4,603)	(1,490,638)

Total stockholders' deficit	(905,815)	-	(4,603)	(910,418)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$182,386	$100,000	$-	$282,386

Treaty Energy Corporation
Restated Statement of Operations
Nine Months Ended September 30, 2010
(Unaudited)

	Nine Months Ended Sep 30, 2010 As Originally Reported (Unaudited)	Additional Interest	Nine Months Ended Sep 30, 2010 As Restated (Unaudited)

REVENUES
Sales of oil	$1,570	$-	$-

Total revenues	1,570	-	-

EXPENSES
Royalties	275		275
Lease operating expenses	343,031		343,031
Transportation costs	-		-
Production taxes	-		-
Impairment of oil and gas properties	-		-
General and administrative	381,133		381,133
Depreciation, depletion and amortization	154		154
Accretion of asset retirement obligation	-		-
Interest expense	10,037	4,603	14,640

Total expenses	734,630	4,603	739,233

Operating income / (loss)	(733,060)	(4,603)	(737,663)

OTHER INCOME AND EXPENSE ITEMS
Gains / (losses) on dispositions of properties	291,973		291,973

NET LOSS	$(441,087)	$(4,603)	$(445,690)

Net loss per common shares - basic and diluted	$-		$-
Weighted average common shares outstanding - basic and diluted	496,605,424		496,605,424

Treaty Energy Corporation
Restated Statement of Cash Flows
Nine Months Ended September 30, 2010
(Unaudited)

	Sep 30, 2010 As Originally Reported (Unaudited)	Note Payable	Accrued Interest	Sep 30, 2010 As Restated (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(441,087)		$(4,603)	$(445,690)

Adjustments to reconcile net loss to net cash provided by / (used in) operating activities
Depreciation, depletion and amortization	154			154
Gain on sales of oil and gas interests	(291,973)			(291,973)
Stock based compensation	245,742			245,742
Interest imputed on related-party notes	5,859			5,859
				-
Changes in operating assets and liabilities:				-
Accounts receivable	(1,295)			(1,295)
Accounts payable and accrued liabilities	3,464			3,464
Officer and director liabilities	171,518			171,518
Interest payable	5,878		4,603	10,481
Prepaid expenses	(19,575)			(19,575)

Net cash provided by / (used in) operating activities	(321,315)		-	(321,315)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and gas properties	(135,475)	(100,000)		(235,475)
Development of oil and gas properties	(40,101)			(40,101)
Purchases of other fixed assets	(1,759)			(1,759)
Proceeds from sales of oil and gas properties	445,000			445,000

Net cash provided by / (used in) investing activities	267,665	(100,000)	-	167,665

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses paid by related parties-cash	129,130			129,130
Borrowings from related parties	(69,796)			(69,796)
Proceeds from notes payable	-	100,000		100,000
Principal payments on notes payable	(5,000)			(5,000)

Net cash provided by / (used in) financing activities	54,334	100,000	-	154,334

Net increase / (decrease) in cash and cash equivalents	684			684
Cash and cash equivalents, beginning of period	-			-
Cash and cash equivalents, end of period	684	$-	$-	$684

SUPPLEMENTAL CASH FLOW INFORMATION
Acquisition of oil and gas properties with related party debt	19,500			19,500

Note 11 – Related-Party Transactions

As is discussed in Note 5, we partially funded our working capital throughout 2010 and 2009 with loans from shareholders, accruing interest payable to them, and paying interest and principal.

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

During 2009, our then CEO, Randall Newton, loaned the Company $8,700.

During 2010, we made cash payments to a major shareholder of $101,900 against his outstanding balance owed to him at December 31, 2009 of $125,955.

Also during 2010, a major shareholder engaged in several related-party transactions:

•	Paid expenses on behalf of the Company totaling $22,480.
•	Received cash payments of $123,900.
•	Purchased oil and gas properties on the Company’s behalf totaling $119,500.

Also, during 2010, our then CEO, Randall Newton, contributed $8,641 in cash and paid expenses of the Company totaling $15,192.

Also during 2010, and affiliate Company controlled by Andrew Reid our CEO, loaned the Company $85,455,  paid expenses on behalf of the Company of $18,310  and received $25,000 in cash payments.

Outstanding related party debts at December 31, 2010 were as follows:

Major shareholder	$24,055
Andrew Reid, Chief Executive Officer	79,000
Randall Newton, our previous CEO	237,924
A company controlled by our CEO	138,967
Other	1,700
Total	$481,647

Note 13 – Subsequent Events

From January 1, 2011 to April 12, 2011, we issued 2,796,609 shares for cash, 66,747,874 for services, and 8,500,000 to acquire an aircraft for use in our Belize project.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.
As of December 31, 2010, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.
As of December 31, 2010, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of December 31, 2010, the directors and executive officers and their positions, are as follows:

Name	Position
Andrew Reid	Chairman and Chief Executive Officer
Corporate Secretary and Director
Dan Olson	Director

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

Andrew Reid, Chairman and Chief Executive Officer

Andrew V. Reid has served as President and Director of Treaty Energy Corporation since March 2010 and appointed to serve in the additional roles Chairman and CEO of the Company since April 2010.

Andrew Reid has more than 20 years of corporate finance and management experience.  In 2006 Mr. Reid started NOLA Commercial Finance Inc., a commercial finance company.  During the past 4 years he has focused on helping small regional Oil & Gas companies with debt and equity funding.  He has helped fund in excess of $50 million for various types of income producing properties.

In 1998 Mr. Reid started his own investment firm where he focused on the Oil & Gas Industry.  In 2004 he sold the business to spend more time with family, but continued to do consulting work.

Mr. Reid grew up in the Houston, Texas and went on to attend St. Edwards University and the University of Texas in Austin.  After college, he joined the GMS Group LLC in Houston, a small boutique investment firm his father helped found.  There Mr. Reid specialized in municipal and corporate debt finance, mergers, and restructurings.

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

Paul Fourt, Jr., Director

Paul L. Fourt, Jr. has served as a Director of Treaty Energy Corporation in May 2010.

Mr. Fourt is currently Managing Partner of the Law Offices of Paul L. Fourt, Jr. of Brownsville, Texas, a general practice law firm with a main focus on civil and criminal litigation.  From 1999 to 2000 M. Fourt served as an Assistant District Attorney in the Dallas County District Attorney Office.

In prior years, Mr. Fourt was affiliated with a number of Texas law firms, and handled a broad spectrum of legal cases, giving him the broad legal credentials that have prepared him for his current responsibilities.

Mr. Fourt has a J.D. Degree from Oklahoma City University School of Law and a B.A. Degree in History from the University of Texas at Austin

Board of Directors and Committees

Our Board of Directors presently consists of three members: Andrew V. Reid, Dan Olson and Paul Fort, Jr.  Our Bylaws generally provide for majority approval of directors in order to adopt resolutions.  The Board of Directors may be expanded in the future.  All executive officer compensation, including payroll expenditures, salaries, stock options, stock incentives, and bonuses, must be approved by the unanimous consent of the Board of Directors.  The entire Board of Directors acts as the Audit Committee and the Compensation Committee.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2009 and 2008, to our officers and directors.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended 12/31	Base Salary	Option Awards	Dollar Value of Total Compensation for the Covered Fiscal Year

Andrew V. Reid	2010	$95,000	$-	$95,000
Chairman and CEO	2009	-	-	-

Dan Olson	2010	-	-	-
Director	2009	19,650	-	19,650

Paul Fourt, Jr.	2010	-	-	-
Director	2009	-	-	-

John Barksdale	2010	20,000	-	20,000
President	2009	-	-	-

Randall Newton	2010	97,499	-	97,499
Former Chairman and CEO	2009	167,455	-	167,455

Joe Grace	2010	-	-	-
Former President and Director	2009	209,600	-	209,600

•	Mr. Grace’s salary was paid in common stock of the Company by an affiliate, but recognized by the Company as a corporate expense.
•	Mr. Olson’s salary was paid in common stock of the Company by an affiliate, but recognized by the Company as a corporate expense

Narrative to Summary Compensation Table

Employment Agreements of Named Executive Officers

Andrew V. Reid and John Barksdale currently have compensation agreements with the Company.

Mr. Reid’s agreement provides for cash payment of $10,000 per month.

Mr. Barksdale’s agreement provides for cash payment of $5,000 per month.

Long-term Incentive Plans

We do not have any long-term incentive plans, pension plans or any similar compensatory plans for any of our directors or executive officers. Nor do we currently have any intention to initiate any such plans in the near future.

Outstanding Equity Awards at Fiscal Year End

None of our current officers or directors has outstanding equity awards as December 31, 2010.

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

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plans

Potential Payments Upon Termination or Change of Control

We do not, as of December 31, 2010, have any material terms , contracts, agreements, plans or arrangements, written or unwritten, that provides for payment(s) to a CEO at, following, or in connection with the resignation, retirement or termination of a CEO, or a change in control of the company or a change in the CEO’s responsibilities following a change in control, with respect to each CEO.

Director Compensation

The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors pursuant to certain agreements we have with them in 2010 and 2009.

DIRECTOR COMPENSATION TABLE
Name and Principal Position	Year Ended 12/31	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-equity Deferred Comp. Earnings	Non-Qualified Deferred Comp. Earnings	All Other	Total

Andrew V. Reid	2010	$95,000	$-	$-	$-	$-	$-	$95,000
Chairman	2009	-	-	-	-	-	-	-

Dan Olson	2010	-	-	-	-	-	-	-
Director	2009	-	19,650	-	-	-	-	19,650

Paul Fourt, Jr.	2010	-	-	-	-	-	-	-
Director	2009	-	-	-	-	-	-	-

Randall Newton	2010	-	-	-	-	-	-	-
Former Chairman	2009	-	116,499	-	-	-	-	116,499

Joe Grace	2010	-	-	-	-	-	-	-
Former Director	2009	-	209,600	-	-	-	-	209,600

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

Name of Beneficial Owner	Address	Amount and Nature of Beneficial Ownership	% of Class

Ron Blackburn	201 St. Charles Ave., Suite 2558	67,353,946	13.6%
	New Orleans, LA 70170

Richard Daniel Bass, Jr.	201 St. Charles Ave., Suite 2558	32,500,000	6.5%
	New Orleans, LA 70170

Directors and officers as a group (4 persons)1	201 St. Charles Ave., Suite 2558	-	0.0%
	New Orleans, LA 70170

(1)	Applicable percentage owned is based on 496,605,424 shares outstanding at December 31, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

As is discussed in Note 7 to the financial statements, during 2009 Ron Blackburn paid expenses totaling $61,822, contributed $104,000 in cash and paid expenses totaling $162,695 in personal holdings of common stock.  During 2010, Mr. Blackburn paid $22,480 of expenses on the Company’s behalf, purchased oil and gas properties on our behalf totaling $119,500, and was paid $123,900 in cash.  At December 31, 2010, Mr. Blackburn owns 13.6% of the outstanding stock of the Company.

During 2010, an affiliate company controlled by our Chief Executive Officer, Andrew Reid, loaned the Company $85,455, paid $18,310 of expenses on our behalf and was repaid $25,000.

Director Independence

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules.

We have however, adopted our own rules governing director independence.  That is, a director is deemed not independent if

•	The director owns more than 5% of the outstanding common stock of the Company.
•	The director is an officer of the Company

Our directors and their independence at December 31, 2010 is as follows:

Andrew V. Reid, Chairman – not independent
Paul Fourt, Jr. – Director –independent
Dan Olson – Director - independent

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We paid M&K, CPAS, PLLC audit and review fees of $28,400 for 2009 and $45,517 for 2010.

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

Treaty Energy Corporation

Date: April 15, 2011	By: /s/ Andrew V. Reid
Andrew V. Reid
Chairman and Chief Executive Officer