Form 10-Q
period 2011-03-31
Treaty Energy Corp
filed 2011-05-16
CIK 1075773

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

The number of shares of the registrant’s common stock outstanding as of May 2, 2011, was 574,649,907.

TREATY ENERGY CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)

ASSETS

Cash and equivalents	$-	$148
Oil and gas accounts receivable	-	-
Total current assets	-	148

Oil and gas properties (unproved), net (successful efforts method of accounting)	252,424	252,424

Other property, plant and equipment, net	106,381	1,759
Prepaid expenses and other	50,000	-
TOTAL ASSETS	$408,805	$254,331

LIABILITIES

Accounts payable and accrued liabilities	$373,561	$469,775
Notes and accrued interest to related parties	378,724	481,646
Notes and accrued interest payable	537,728	534,278
Total current liabilities	1,290,013	1,485,699

TOTAL LIABILITIES	$1,290,013	$1,485,699

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Continued)

	March 31, 2011 (Unaudited)	December 31, 2010 (Audited)

STOCKHOLDERS' DEFICIT

Preferred stock - par value $0.001, 50 million shares authorized, none issued or outstanding at March 31, 2011	$-	$
Common stock – par value $0.001, 750 million shares authorized. 573,149,907 and 496,605,424 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively.	573,150		496,605
Additional paid in capital	1,250,823		527,483
Common stock payable	-		204,000
Accumulated loss - pre exploration stage	(644,829)		(644,829)
Accumulated loss - exploration stage	(2,060,352)		(1,814,627)

Total stockholders' deficit	(881,208)		(1,231,368)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$408,805		$254,331

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

			From Re Entry to the
	Three Months Ended March 31,		Development Stage
	2011 (Unaudited)	2010 (Unaudited)	(7/1/09) to 03/31/11

Sales of oil	$-	$-	$1,570

Total revenues	-	-	1,570

Royalties	-	-	1,122
Lease operating expenses	106,715	-	582,035
Transportation costs	-	-	(354)
Production taxes	-	-	(352)
Impairment of oil and gas properties	-	-	411,412
General and administrative	142,548	131,589	1,314,349
Depreciation, depletion and amortization	2,346	-	2,471
Interest expense	11,403	3,123	60,499

Total expenses	263,012	134,712	2,371,182

Operating income / (loss)	(263,012)	(134,712)	(2,369,612)

Gains / (losses) on dispositions of properties	-	-	291,973
Gains / (losses) on retirement of debt	17,287	-	17,287

NET LOSS	$(247,725)	$(134,712)	$(2,060,352)

Net loss per common shares - basic and diluted	$-	$-
Weighted average common shares outstanding - basic and diluted	515,356,400	496,605,424

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)

			Additional	Common	Pre-Develop.
	Common Stock		Paid In	Stock	Stage	Develop. Stage
	Shares	Amount	Capital	Payable	Losses	Losses	Total

Balances, December 31, 2007	460,061,553	$460,062	$(304,208)	$	$-	$(246,073)	$(90,219)

Interest imputed on related party note payable			5,240				5,240
Expenses paid on behalf of the Company by a related party			169,648				169,648
Debt acquired in reverse merger			(500,000)				(500,000)
Net loss, year ended 12/31/08						(241,514)	(241,514)

Balances, December 31, 2008	460,061,553	460,062	(629,320)		-	(487,587)	(656,845)

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)
(Continued)

			Additional	Common	Pre-Develop.
	Common Stock		Paid In	Stock	Stage	Develop. Stage
	Shares	Amount	Capital	Payable	Losses	Losses	Total

Cashless exercise of options	49,148	49	(49)				-
Cash provided by a related party			104,000				104,000
Expenses paid on behalf of the Company by a related party:
Paid in cash			61,822				61,822
Paid in stock			162,695				162,695

Interest imputed on notes payable			10,090				10,090
Acquisitions of oil and gas properties	7,000,000	7,000	168,000				175,000
Stock for services	4,000,000	4,000	48,400				52,400
Sale of stock for cash	3,000,000	3,000	36,000				39,000
Officer and director compensation	7,886,776	7,886	316,831				324,717
Retirement of debt	14,607,947	14,608	197,219				211,827
Net loss, year ended 12/31/09					(644,829)	(557,361)	(1,202,190)

Balances, December 31, 2009	496,605,424	496,605	475,688		(644,829)	(1,044,948)	(717,484)

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
STATEMENT OF SHAREHOLDERS’ DEFICIT
(Unaudited)
(Continued)

			Additional	Common	Pre-Develop.
	Common Stock		Paid In	Stock	Stage	Develop. Stage
	Shares	Amount	Capital	Payable	Losses	Losses	Total

Expenses paid by a related party	-	-	1,155	-			1,155
Interest imputed on notes payable	-	-	7,812	-			7,812
Vesting of deferred compensation	-	-	42,828	-			42,828
Stock payable to consultant	-	-	-	204,000			204,000
Net loss, for year ended 12/31/10	-	-	-	-		(769,679)	(769,679)

Balances, December 31, 2010	496,605,424	496,605	527,483	204,000	(644,829)	(1,814,627)	(1,231,368)

Interest imputed on notes payable			1,953	-			1,953
Purchase of equipment	8,500,000	8,500	63,750	-			72,250
Stock issued for services	31,847,874	31,848	314,384	(204,000)			142,232
Stock issued for director and officer services	11,900,000	11,900	124,800	-			136,700
Retirement of debt	14,000,000	14,000	168,000	-			182,000
Stock issued for cash	10,296,609	10,297	50,453	-			60,750

Net loss						(245,725)	(245,725)
Balances, March 31, 2011	573,149,907	$573,150	$1,250,823	$-	$(644,829)	$(2,060,352)	$(881,208)

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Re Entry to the
	Three Months Ended Mar 31,		Development Stage
	2011	2010	(7/1/09) to 3/31/11

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(245,725)	$(134,712)	$(2,060,352)

Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation, depletion and amortization	2,346	-	2,471
Gain on sales of oil and gas interests	-	-	(291,973)
Gain on retirement of debt	(17,287)	-	(17,287)
Impairment of oil and gas assets	-	-	411,412
Amortization of discount on production note	5,313	-	26,567
Accretion of asset retirement obligation	-	-	-
Stock based compensation	42,200	18,414	666,145
Interest imputed on related-party notes	1,953	1,953	13,671

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(24,874)	15,820	169,772
Officer and director liabilities	30,000	79,031	458,364
Interest payable	(1,863)	1,169	15,651
Prepaid expenses	(50,000)	-	(50,000)

Net cash provided by / (used in) operating activities	(257,937)	(18,325)	(655,559)

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Three Months Ended Mar 31,		From Re Entry to the Development Stage
	2011	2010	(7/1/09) to 3/31/11
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and gas properties	-	-	(235,475)
Development of oil and gas properties	-	-	(40,101)
Purchases of other fixed assets	(34,718)	-	(36,477)
Proceeds from sales of oil and gas properties	-	-	445,000
Net cash provided by / (used in) investing activities	(34,718)	-	132,947

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses paid by related parties-cash	-	1,155	131,405
Net borrowings (repayments) to related parties	231,757	17,400	171,661
Proceeds from notes payable	-		122,000
Principal payments on notes payable	-		(5,000)
Common stock issued for cash	60,750		99,750

Net cash provided by / (used in) financing activities	292,507	18,555	519,816

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Three Months Ended Mar 31,		From Re Entry to the Development Stage
	2011	2010	(7/1/09) to 3/31/11
Net increase / (decrease) in cash and cash equivalents	(148)	230	(2,796)
Cash and cash equivalents, beginning of period	148	-	2,796
Cash and cash equivalents, end of period	$-	$230	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$6,000	$-	$6,000
Cash paid for income taxes	-	-	-
Shares issued for retirement of debt	622,732	-	834,559
Shares issued to acquire oil and gas properties	-	-	175,000
Acquisition of oil and gas properties with related party debt	19,500	-	19,500
Acquisition of other assets with stock	72,250		72,250

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

Upon merging with Treaty Petroleum, Inc. we acquired producing properties in Crockett County, Texas.  During 2009, we lost those leases due to a lack of production.  We therefore re-entered to the exploratory phase on July 1, 2009.

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

All of the Company’s accounting policies are not included in this Form 10-Q.  A more comprehensive set of accounting policies adopted by the Company are included on our Form 10-K as of December 31, 2010 and are herein incorporated by reference.

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

The following table shows the Company’s fair value instruments, measured on a recurring basis:

Level	03/31/11	12/31/10
Level 1:	$-	$-

Level 2:	-	-

Level 3:
Notes and accrued interest to related parties	378,724	481,646
Notes and accrued interest	537,728	534,578

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

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in these financial statements, we have had continuing negative cash flows from operations and working capital deficits and have few productive assets as of March 31, 2011.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

NOTE 5 – OIL AND GAS PROPERTIES

As of December 31, 2010 and March 31, 2011, we did not have any producing properties.  Although we have acquired properties in Tennessee and Belize, they are not yet producing.  Except for continued seismic studied in Belize, the status of these properties remains unchanged from December 31, 2010.  For a more complete discussion of our recent acquisitions, see Note 4 to the financial statements as of December 31, 2010, filed on our Form 10-K on April 15, 2011.

NOTE 6 – NOTES PAYABLE

At March 31, 2011, we have the following liabilities to related and unrelated parties:

	March 31, 2011	December 31, 2010

Notes and Interest Payable
Notes and interest payable to previous officers and directors	$168,351	$167,178
Liability relating to Crockett County lease	111,616	106,303
Liabilities relating to our acquisitions in Tennessee	153,670	238,797
Liabilities relating to our Belize project	104,091	-
Other	-	22,000
Total notes and interest payable	$537,728	$534,278

Notes and Interest Payable to Related Parties
Advances from affiliates	372,424	164,722
Accrued compensation to officers and directors	6,300	316,924
Total related party notes and interest payable	$378,724	$481,646

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

On January 29, 2010, a lawsuit (Highground et al. versus Ronald L. Blackburn et al.) was filed in the 22nd Judicial District Court, Parish of St. Tammany, Louisiana naming Treaty Energy Corporation, among others, as a defendant.  The lawsuit alleges certain wrongdoings by the defendants (other than Treaty) which have no bearing on our operations since inception.  The lawsuit also alleges certain monies owed to some of the plaintiffs by the Company.

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

As is discussed more thoroughly in Note 4 to our annual report on Form 10-K as of December 31, 2010, we lost the Crockett County, Texas leases due to our failure to hold the leases by production.  At the point the leases were lost, we had net note balance owed of $85,049.  Although the Company has not issued a promissory note in this amount, we continue to carry this liability until we collect evidence that the original note made by Treaty Petroleum, Inc. has been retired.  During the three months ended March 31, 2011, we amortized $5,313 of the discount on this note to interest expense.

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

Accrued Compensation to Officers and Directors
Accrued Compensation to Officers and Directors includes compensation amounts unpaid as of March 31, 2011.

NOTE 8 – SHAREHOLDERS’ EQUITY

We are authorized to issue 750 million shares of our common stock.  At December 31, 2010, we had 496,605,424 shares issued and outstanding.  During the three months ended March 31, 2011, we issued the following shares:

•	On February 14, 2011, we issued 10,296,609 shares for cash and received $60,750.
•	On March 1, 2011, we issued 1 million shares to a consultant. We valued the shares at the closing price on the date of grant and recorded a charge to general and administrative expense of $8,200.
•
Also on March 1, 2011, we issued 2,250,000 shares to our previous operator in Tennessee to settle contractual amounts owed by us to him.  We valued the shares at the closing price on the grant date and reduced his liability from $20,000 to $1,550.

•
On March 3, 2011, we issued 23,500,000 shares to our seismic consultant in Belize.  15 million of these shares were for services rendered in 2010.  We reduced our stock payable to the consultant from $204,000 to zero.  8.5 million of these shares were in payment of an aircraft for use on our Belize project.  These shares were valued at the closing price on the date of grant and we recorded our cost basis in the aircraft at $72,250.

•
Also on March 3, 2011, we issued 13,597,874 shares to a consultant for work performed during 2009 and 2010.  We valued the shares at the closing price on the grant date, reduced the liability from $94,345 to $23,500 and recorded a loss on retirement of debt in the amount of $69,737.

•
On March 16, 2011, we issued 4 million shares to a previous director and recorded.  We valued the shares at the closing price on the grant date and charged general and administrative expenses with $34,000.

•
On March 29, 2010, we issued 14 million shares to our previous CEO and Chairman, Randall Newton, for work performed during 2009 and 2010, and repayment of cash contributions made by him.  We valued the shares at the closing price on the grant date, reduced our liability to him from $269,024 to zero, and recorded a gain on retirement of debt of $87,024.

•
On March 31, 2011, we issued 7,900,000 shares to our current CEO and Chairman, Andrew Reid in payment for services.  We valued the shares at the closing price on the grant date, and reduced our liability to him from $109,000 to $6,300.

Imputed Interest

Pursuant to our notes payable to our former corporate secretary and the former operator of the Crockett County leases, the aggregate unpaid principal amount of which is $156,545, and which forms a portion of the lawsuit discussed in Note 5 to our annual report filed on Form 10-K as of December 31, 2010, we accrue simple interest at 3% per year.  This resulted in an interest charge collectively of $1,671 for three months ended March 31, 2011.

Management believes that the stated interest on these notes is not equivalent to the Company’s realistic cost of capital.  We therefore imputed an additional 5% interest and charged interest expense with an additional $1,953 for the three months ended March 31, 2011.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2011, we had the following transactions with related parties:

•	We paid $24,427 in cash to a major shareholder in repayment of cash contributions previously made.

•	We accrued $30,000 in compensation costs to our Chairman and CEO and paid him 7.9 million shares, reducing his balance from $109,000 to $6,300.

•
We issued 14 million shares to our previous CEO and Chairman, Randall Newton, for work performed during 2009 and 2010, and repayment of cash contributions made by him.  We valued the shares at the closing price on the grant date, reduced our liability to him from $269,024 to zero, and recorded a gain on retirement of debt of $87,024.

•	We borrowed $312,506 from an entity owned by our Chairman and CEO, Andrew Reid, and repaid $80,750 in cash. At March 31, 2011, our debt to that entity is $370,723.

NOTE 10 – SUBSEQUENT EVENTS

On April 8, 2011, we acquired C&C Petroleum Management, LLC for $600,000 as follows:

•	$50,000 was escrowed on March 31, 2011.
•	10 equal monthly payments of $25,000 beginning May 25, 2011.
•	6 million shares of common stock.
•	36,000 shares of convertible preferred stock, 12,000 shares each convertible at $0.03, $0.05 and $0.10 per share.

The assets of C&C include three producing leases in Texas with all equipment.

On April 4, 2011, we purchased a George E. Failing 1500 CF Truck Mounted Drilling Rig.

In April, 2011, we issued 1.5 million shares to a consultant for services.

We have evaluated subsequent events through the date of issuance of the financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with management’s discussion and analysis contained in our 2010 Annual Report on Form 10-K, as well as the financial statements and notes hereto included in this quarterly report on Form 10-Q. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions, such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Results of Operations

Three Months Ended March 31, 2011, compared with Three Months Ended March 31, 2010

We had no revenues for either the three months ended March 31, 2011 or 2010.

Our lease operating expenses were $106,715 in 2011 versus zero in 2010 entirely due to our seismic activity in Belize.

General and administrative expenses have increased from $131,589 in 2009 to $142,548 in 2010, mostly resulting in an increase in our Exchange Act compliance costs.

Our depreciation, depletion and amortization expenses for the three months ended March 31, 2011 were $2,346 as compared to zero for the same period in 2010, owing to the start of depreciation on our equipment and aircraft that we use in Belize..

Interest expense is higher during the three months ended March 31, 2011 versus the same period in 2010, due to higher debt levels.

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

We intend to finance our drilling, work over and acquisition program by bank debt and additional sales of common stock. There can be no assurance that we will be successful in procuring the financing we are seeking or find investors willing to purchase our common stock.  Future cash flows are subject to a number of variables, including the level of production, natural gas prices and successful drilling efforts. There can be no assurance that operations and other capital resources will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures.

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

In July, 2010, we completed the Robin Moody well #1 and Joseph Schwallie #1 wells in Tennessee.  After initial flow rates that exceeded expectations, the Robin Moody #1 well declined to 1 barrel per day.  We are currently evaluating whether to acidize the well to improve production.  The Joseph  Schwallie #1 well was acidized and is currently producing gas.  We expect that the existence of the gas production is an indication that oil will be produced in the near future.

In Belize, we intend to finance the drilling of three wells by selling additional interests in our Joint Venture with Princess Petroleum Limited and through the sale of debt.  We are currently undertaking geological and geophysical studies in Belize to determine the location of our first well.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On January 29, 2010, a lawsuit (Highground et al. versus Ronald L. Blackburn et al.) was filed in the 22nd Judicial District Court, Parish of St. Tammany, Louisiana naming Treaty Energy Corporation, among others, as a defendant.

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

The case is in recess until May, 2011.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances, except as disclosed in this report.

ITEM 1A – RISK FACTORS

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under “Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, filed April 15, 2011.

This information should be considered carefully, together with other information in this report and other reports and materials we file with the Securities and Exchange Commission.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

See Note 8 for a listing of shares issued during the three months ended March 31, 2011.

Options and Warrants

During the three months ended March 31, 2011, no options or warrants have been granted, expired or exercised.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - (REMOVED AND RESERVED)

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

Treaty Energy Corporation

Date: May 16, 2011	By:	/s/ Andrew V. Reid
Andrew V. Reid
Chief Executive Offic