Form 10-Q
period 2011-06-30
Treaty Energy Corp
filed 2011-08-25
CIK 1075773

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐ No ☑

The number of shares of the registrant’s common stock outstanding as of August 25, 2011, was  726,638,285.

TREATY ENERGY CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TREATY ENERGY CORPORATION
BALANCE SHEETS

	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)

ASSETS

Cash and equivalents	$46,531	$148
Accounts receivable	113,740	-
Total current assets	160,271	148

Oil and gas properties (successful efforts)
Proved producing, net	1,259,052	-
Unproved	432,196	252,424

Property, plant and equipment, net	622,284	1,759
Prepaid expenses and other	65,000	-
TOTAL ASSETS	$2,538,803	$254,331

LIABILITIES

Accounts payable and accrued liabilities	$386,570	$152.851
Accrued salaries	6,300	316,924
Asset retirement obligation	36,258	-
Notes and accrued interest to related parties	-	481,646
Notes and accrued interest payable	1,513,888	534,278
Total current liabilities	1,943,016	1,485,699

TOTAL LIABILITIES	$1,943,016	$1,485,699

Commitments and contingencies
Convertible Redeemable Class A Preferred Stock (12,000 and 0 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively. $5 redemption value )	60,000	-

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
BALANCE SHEETS
(Continued)

	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - par value $0.001, 50 million shares authorized, none issued or outstanding at June 30, 2011	-
Common stock – par value $0.001, 750 million shares authorized, 706,405,868 and 496,605,424 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	706,406	496,605
Additional paid in capital	5,937,144	527,483
Common stock payable	545,250	204,000
Accumulated loss - pre exploration stage	(644,829)	(644,829)
Accumulated loss - exploration stage	(6,008,184)	(1,814,627)

Total stockholders' equity (deficit)	535,787	(1,231,368)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,538,803	$254,331

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
STATEMENTS OF OPERATIONS

	Six Months Ended June 30,		Three Months Ended June 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)

REVENUES
Oil and gas revenues	$69,530	$-	$69,530	$-
Drilling revenues	41,505	-	41,505	-
Total revenues	111,035	-	111,035	-

EXPENSES
Royalties	15,668	-	15,668	-
Lease operating expenses	221,711	12,225	114,996	12,225
Direct drilling costs	7,987	-	7,987	-
Production taxes	3,205	-	3,205	-
General and administrative	2,835,615	231,276	2,693,067	99,687
Depreciation, depletion and amortization	22,201	-	19,855	-
Accretion of asset retirement obligation	710	-	710	-
Interest expense	126,793	6,413	115,390	3,290
Total expenses	3,233,890	249,914	2,970,878	115,202

Operating income / (loss)	(3,122,855)	(249,914)	(2,859,843)	(115,202)

TREATY ENERGY CORPORATION
STATEMENTS OF OPERATIONS
(Continued)

	Six Months Ended June 30,		Three Months Ended June 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)

OTHER INCOME AND EXPENSE ITEMS
Gains / (losses) on dispositions of properties	-	47,223	-	-
Gains / (losses) on retirement of debt	(1,070,702)	-	(1,087,989)	-

NET LOSS	$(4,193,557)	$(202,691)	$(3,947,832)	$(115,202)

Net loss per common shares - basic and diluted	$(0.01)	$-	$(0.01)	$-
Weighted average common shares outstanding - basic and diluted	579,158,527	496,605,424	643,027,415	496,605,424

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,193,557)	$(202,691)

Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation, depletion and amortization	22,201	-
Gain on sales of oil and gas interests	-	(47,223)
(Gain)/loss on retirement of debt	1,070,702	-
Shares owed for payment of interest on notes payable	39,000	-
Amortization of discount on notes payable	43,972	-
Accretion of asset retirement obligation	710	-
Stock based compensation (shares issued and owed)	2,093,743	36,828
Interest imputed on related-party notes	9,564	3,906

Changes in operating assets and liabilities:
Accounts receivable	(113,740)	-
Accounts payable and accrued liabilities	293,101	9,204
Officer and director liabilities	30,000	117,739
Interest payable	(1,863)	2,507
Prepaid expenses	(65,000)	-
Net cash provided by / (used in) operating activities	(771,167)	(79,730)

TREATY ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and gas properties	(65,000)	(115,975)
Development of oil and gas properties	-	(19,787)
Purchases of fixed assets	(239,885)	-
Proceeds from sales of oil and gas properties	-	35,000
Net cash provided by / (used in) investing activities	(304,885)	(100,762)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses paid by related parties-cash	-	1,155
Advances from related parties, net	769,685	116,556
Proceeds from notes payable	340,500	75,000
Principal payments on notes payable	(205,500)	-
Common stock issued for cash	197,750	-
Common stock payable for cash	20,000	-

Net cash provided by / (used in) financing activities	1,122,435	192,711

TREATY ENERGY CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Six Months Ended June 30,
	2011	2010
Net increase / (decrease) in cash and cash equivalents	46,383	12,219
Cash and cash equivalents, beginning of period	148	-
Cash and cash equivalents, end of period	$46,531	$12,219

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$6,000	$-
Cash paid for income taxes	-	-
Shares issued for retirement of debt	1,737,566	-
Preferred and common shares issued to acquire oil and gas properties and fixed assets	445,100	-
Acquisition of oil and gas properties with debt	1,296,017	19,500
Preferred shares converted to common shares	120,000
Shares owed for conversion of notes payable	390,000
Assumption of asset retirement obligation with acquisition of oil and gas properties	35,548
Shares issued to relieve stock payable	204,000
Shares issued to shareholder to reimburse issuances on behalf of the company	26,809

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

The Company does not have any financial instruments which are revalued on a recurring basis.

Revenue Recognition

The Company recognizes oil, gas and natural gas condensate revenue in the period of delivery. Settlement on sales occurs anywhere from two weeks to two months after the delivery date. The Company recognizes revenue when an arrangement exists, the product has been delivered, the sales price is fixed or determinable, and collectability is reasonably assured.

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

Class A Convertible Preferred shares

During the quarter ended June 30, 2011 the Company issued 36,000 shares of Class A Convertible Preferred shares. These shares have a stated value of $5 per share. The preferred shares are convertible into common stock at varying rates for each third (12,000 shares) of the preferred stock issued. The first tranche is convertible according to the stated value of the preferred shares divided by $0.03, the second tranche at $0.05, and the final tranche at $0.10. These preferred shares are also to be repaid to the holder in the event that the Company’s share price does not exceed the conversion value during the 24 months from the issuance date. The preferred shares are redeemable at their stated value of $5 per share on April 8, 2013 if this event occurs.

Based on these shares being conditionally redeemable under circumstances that are not within the control of the Company, these shares were accounted for outside of permanent equity and liabilities consistent with the applicable literature on conditionally redeemable preferred stock. The shares will be re-classed to permanent equity upon conversion to commons stock or to liabilities if redemption becomes certain to occur.

Accounting for Asset Retirement Obligations

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

In general, the amount of an Asset Retirement Obligation (“ARO”) and the costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices that are escalated by an assumed inflation factor up to the estimated settlement date which is then discounted back to the date that the abandonment obligation was incurred using an assumed cost of funds for the Company. After recording these amounts, the ARO is accreted to its future estimated value using the same assumed cost of funds and the liability is increased each period as the retirement obligation approaches.  See Note 11 for a discussion of our estimated Asset Retirement Obligation.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements. In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes become effective for the Company beginning January 1, 2011. The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. The adoption of this ASU did not have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this ASU did not have a material impact on our financial statements.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in these financial statements, we have had continuing negative cash flows from operations and working capital deficits as of June 30, 2011.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

NOTE 5 – OIL AND GAS PROPERTIES

Recent acquisitions

Acquisition of three leases in Texas from C&C Petroleum Management, LLC

On April 8, 2011, we closed our acquisition of three leases in in Texas from C&C Petroleum Management, LLC.  We initially paid $50,000 in cash, gave a note payable in the amount of $300,000 payable in 12 monthly installments. We also paid 6 million shares of common stock which we valued at the closing price on March 30, 2011 (the date of the original agreement) and valued the shares at $83,400.  In addition, we issued 36,000 shares of Class A Convertible Preferred Stock whose terms and accounting treatment are enumerated below.

The 36,000 shares of Class A Convertible Redeemable Preferred Stock (the “Preferred Stock”), stated value $5 per share, are convertible in three separate tranches: 12,000 shares are convertible at $0.03 per share, 12,000 at $0.05 per share and 12,000 at $0.10 per share.  Therefore, tranche 1 would convert into 2 million shares (12,000 times $5 divided by $0.03), tranche 2 into 1.2 million shares and tranche 3 into 600,000 shares.  In the event that the Company’s stock price does not reach the level that would trigger conversion by April 8, 2013, then the Company would be liable for payment of $60,000 per tranche, or $180,000 in total. These shares were recorded upon issuance at the face value of the shares equal to the $180,000 total. The unconverted portion remaining as of June 30, 2011equal to 12,000 shares with a value of $60,000, has been classified outside of permanent equity and liabilities based on the conditional redemption features of the shares.

We valued the preferred stock at its stated value of $5 per share.  If the preferred shares convert to common, then the common into which it converts has a market value of $5 per share. If the preferred share tranche does not convert, then the Company has a an obligation to repay the stated value of  the preferred shares to the shareholder.

Based on the above consideration paid, we valued the properties acquired at:

Initial cash paid	50,000
Note payable in 12 installments	300,000
6 million shares of common stock	83,400
36,000 shares of Class A Convertible Preferred shares	180,000
Total value of consideration paid	$613,400

We allocated the purchase price to well equipment and intangible lease cost as follows:

Purchase price allocated to:
Tangible well equipment	191,775
Intangible lease costs	421,625
Total purchase price allocated	$613,400

As of June 30, 2011, two of the three tranches have been converted to equity by issuing 3.2 million shares.  The third tranche of 12,000 shares remains unconverted and is accounted for in the balance sheet under Commitments and Contingencies.  See Accounting Policies for a rationale of the classification.

Purchase of the Great Eight Leases in Texas

On May 31, 2011, we acquired eight leases in Texas for $700,000, with $50,000 paid at closing and issuing a promissory note for the difference.  Subsequent to closing, the seller incurred an additional expenses totaling $42,538.  The promissory note was changed to $692,538 to reflect the additional expenses.  As of June 30, 2011, the Company is still evaluating the intangible vs. tangible asset allocation, however this has no impact on the aggregated assets or depletion expense as all costs will be allocated within one field and depletion is calculated on a field by field basis.

Purchase of the Shotwell Leases in Texas

On May 25, 2011, we acquired two leases in Texas for $170,000 paying $50,000 at closing and $90,000 subsequent to closing.  In July, 2011, we paid the remaining $30,000.

We allocated the purchase price to tangible and intangible costs as follows:

Purchase price allocated to:
Tangible well equipment	29,800
Intangible lease costs	140,200
Total purchase price allocated	$170,000

Our geographical proved and unproved properties are as follows:

	06/30/11	12/31/10
Proved developed producing:
Texas	$1,260,823	$-
Less: accumulated depletion	(1,771)	-
Total	1,259,052	-

Unproved:
Belize	202,950	202,950
Texas	179,772	-
Tennessee	49,474	49,474
Total	$432,196	$252,424

We recorded depletion expense of $1,646 for the three and six months ended June 30, 2011 based on total production of approximately 690.4 barrels.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Other property, plant and equipment consist principally of drilling rigs, aircraft and office furniture and equipment.  Historical cost and accumulated depreciation are as follows:

	06/30/11	12/31/10

Drilling rigs and related equipment	$516,112	$759
Office equipment	3,359	-
Furniture and fixtures	1,000	1,000
Aircraft	72,250	-
Vehicles	25,520	-
Equipment	24,598	-
Total property, plant and equipment - at cost	642,839	1,759
Less: accumulated depreciation	(20,555)	-
Net property, plant and equipment - other	$622,284	$1,759

Assets other than aircraft, drilling equipment and vehicles generally have estimated useful lives of three years.  Estimated useful lives of drilling equipment and vehicles is five years and the estimated useful lives of aircraft is seven years.

NOTE 7 – NOTES PAYABLE

As of June 30, 2011 and December 31, 2010, we had notes and accrued interest payable of $1,513,888 and $534,278, respectively. Notes payable to related parties as of June 30, 2011 and December 31, 2010 were equal to $0 and $481,646, respectively.

This consisted of the following:

Liability relating to the Crockett County Leases ( net balance of $150,000 and $106,303 as of June 30, 2011 and December 31, 2010, respectively)
Upon assuming the rights to receive production revenues assigned to Treaty Energy Corporation from Treaty Petroleum, Inc., we agreed to service the note payable to the assignee of the working interest (Treaty Petroleum, Inc.) so long as the Company held the lease.

As is discussed more thoroughly in Note 4 to our annual report on Form 10-K as of December 31, 2010, we lost the Crockett County, Texas leases due to our failure to hold the leases by production.  At the point the leases were lost, we had net note balance owed of $85,049.  As of June 30, 2011, the net note balance is $150,000.  Although the Company has not issued a promissory note in this amount, we continue to carry this liability until we collect evidence that the original note made by Treaty Petroleum, Inc. has been retired.  During the six months ended June 30, 2011, we amortized $43,697 of the discount on this note to interest expense.

When the Crockett County leases were lost, the assignor of the lease to Treaty Petroleum, Inc. sued the original shareholders of Treaty Petroleum, Inc. in Shelby County, Texas for the amount that was contractually obligated should the lease be lost.  That contractual amount was $150,000 which we maintain as a liability.

This liability has no stated interest rate and is callable on demand.

Notes and Interest Payable to Previous Officers and Directors (Principal of $156,545 and Accrued Interest of $12,976 and $10,636 as of June 30, 2011 and December 31, 2010, respectively)

These liabilities arose principally between January, 2007 and December, 2008 as cash contributions and accrued compensation to officers and directors of Treaty Petroleum, Inc. with whom Treaty Energy Corporation merged in December of 2008.  Some additional compensation was accrued during 2009 until the Crockett County, Texas leases were lost.

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

In April , 2010, some of the plaintiffs in this lawsuit filed for protection under federal bankruptcy laws.  This caused the action to be moved to the federal bankruptcy courts where it remains as of the filing of this report.

The notes bear interest at 3%.  Management believes that the interest rate stated in these notes does not adequately represent the Company’s incremental cost of capital.  Therefore, we have imputed interest at an additional 5% by charging interest expense and increasing Additional Paid in Capital.  For the six months ended June 30, 2011, we have charged interest expense and increase interest payable in the amount of $2,340 for the amount of the 3% nominal interest on the notes.  We have also charged interest expense (and increased Additional Paid in Capital) with $3,906 for the additional imputed interest at 5%,

These notes are callable at any time.  However, because of the above lawsuit, the Company would require a court order before paying these liabilities.

Advances Towards the Sales of Overriding Royalty Interest ($130,000 and $0 as of June 30, 2011 and December 31, 2010, respectively)

During the three months ended June 30, 2011, we received $130,000 in cash towards the sale of an overriding royalty interest in our current and future leases in Texas.  The advances bears no interest and were converted into the overriding royalty interest in July, 2011.  See Note 14.

Liability Arising from the Robin Moody #1 Acquisition ($0 and $0 as of June 30, 2011 and December 31, 2010, respectively)

On June 11, 2010, we sold a 20% working interest in the Robin Moody #1 well in Pickett County, Tennessee in exchange for $55,000 in cash which we used to acquire the property.  The terms of that agreement were that the Company was to contribute 30% of its revenues after royalties to the lender until the original $55,000 was repaid.  We therefore have carried a liability to the lender in the amount of $55,000 since June 11, 2010.

The note bears no interest and is to be paid out of production.

On June 15, 2011, the lender converted this note into a 0.5% overriding royalty interest in all current and future Texas leases.  We therefore extinguished the liability, recording a gain on the sale of oil and gas properties.

Liability Arising from the Joseph Schwallie #1 Acquisition ($0 and $0 as of June 30, 2011 and December 31, 2010, respectively

Also on June 11, 2010, we sold a 20% working interest in the Joseph Schwallie #1 well in Pickett County, Tennessee in exchange for $55,000 in cash which we used to acquire the property.  The terms of that agreement were that the Company was to contribute 14% of its revenues after royalties to the lender until the original $55,000 was repaid.  We therefore have carried a liability to the lender in the amount of $55,000 since June 11, 2010.

The note bears no interest and is to be paid out of production.

On May 20, 2011 we issued 2.5 million shares of common stock to extinguish this debt.  We valued the shares at the closing price on the grant date, credited Additional Paid in Capital with $97,500, extinguishing $55,000 of debt, and recording a loss on conversion of $42,500.

Promissory Note issued for Cash ($100,000 and $0 as of June 30, 2011 and December 31, 2010, respectively)

On May 20, 2011, we issued a promissory note in exchange for $100,000 in cash.  Under the terms of the promissory note, the lender would obtain a 2 ½ working interest in the Great 8 leases and a 5% working interest in the Shotwell leases.  We allocated a portion of our historical cost in those leases, reduced our carrying value in them by $17,500 and $8,400, respectively, charging interest with $25,900.

In addition to the above working interest in the above leases, the Company also issued 1 million shares in connection with this promissory note.  We valued the shares on the date of the note and charged interest expense with $39,000.

Promissory Note Issued for Purchase of Aircraft ($0 and $0 as of June 30, 2011 and December 31, 2010, respectively)

In December, 2010 we issued a promissory note in the amount of $22,000 to the seller of aircraft that we use in our Belize operation.  The note is non interest bearing and was due March 31, 2011.

During the three months ended June 30, 2011, the balance of this note was paid by an entity controlled by our Chief Executive Officer and Board Chairman, Andrew Reid.

Promissory Note Issued for the Purchase of a Drilling Rig ($65,000 and $0 as of June 30, 2011 and December 31, 2010, respectively)

On June 21, 2011, we issued a promissory note in the amount of $65,000 to the seller of a truck-mounted work-over rig.  The terms of payment are: 6 monthly payments of $10,000 commencing July 1, 2011 with one final payment of $5,000 due January 1, 2012.

The note is non-interest bearing.  We did not discount the value of the note because the difference was deemed immaterial.

Promissory Note Issued for the Acquisition of the Shotwell lease ($30,000 and $0 as of June 30, 2011 and December 31, 2010, respectively)

On April 15, 2011, we issued a promissory note in the amount of $170,000 for the Shotwell leases in Texas, the payment terms of which are: $50,000 due immediately upon signing the agreement, second payment of $120,000 due on or before May 25, 2011.

We paid $90,000 of this balance during the three months ended June 30, 2011, leaving a residual balance of $30,000 which was paid in July, 2011.

The note is non interest bearing.  We did not discount this note as the difference was deemed immaterial.

Promissory Note Issued for the Purchase of a Drilling Rig ($179,500 and $o as of June 30, 2011 and December 31, 2010, respectively)

On June 6, 2011, we issued a promissory note in the amount of $211,500 for the purchase of a Schramm Drilling Rig. The balance is due with monthly payments for 16 months following the date the note was made. The note was discounted to reflect the inherent interest within the agreement based on an interest rate of 5% which resulted in a discount value of $5,888. Amortization on the discount during the period ended June 30, 2011 was equal to $275 leaving a discount of $5,613 as of June 30, 2011.

Promissory Note Issued for the Acquisition of the Great 8 lease (principal of $692,539 and accrued interst of $2,941 as of June 30, 2011 with no balance outstanding at December 31, 2010)

On May 31, 2011, we issued a promissory note in the amount of $692,539 for the Great 8 leases in Texas, the payment terms of which are: monthly payments including interest and principal with the final payment due on June 1, 2012. This note accrues interest at 5%.

All related party balances related to salary and consulting agreements have been recorded within accrued liabilities. The Company re-paid or converted all related party debt related to financing during the six months ended June 30, 2011, see note 8 below related to conversions. During the six months ended June 30, 2011 interest was imputed for the balances outstanding during the period equal to $9,564 based on the Company’s typical borrowing rate.

NOTE 8 – SHAREHOLDERS’ EQUITY

We are authorized to issue 750 million shares of our common stock.  At December 31, 2010, we had 496,605,424 shares issued and outstanding.  During the six months ended June 30, 2011, we issued the following shares:

●	On February 14, 2011, we issued 10,296,609 shares for cash and received $60,750.

●	On March 1, 2011, we issued 1 million shares to a consultant. We valued the shares at the closing price on the date of grant and recorded a charge to general and administrative expense of $8,200.

●
Also on March 1, 2011, we issued 2,250,000 shares to our previous operator in Tennessee to settle contractual amounts owed by us to him.  We valued the shares at the closing price on the grant date and reduced his liability from $20,000 to $1,550.

●
On March 3, 2011, we issued 23,500,000 shares to our seismic consultant in Belize, Patrick Wayne Maloy.  15 million of these shares were for services rendered in 2010.  We reduced our stock payable to the consultant from $204,000 to zero.  8.5 million of these shares were in payment of an aircraft for use on our Belize project.  These shares were valued at the closing price on the date of grant and we recorded our cost basis in the aircraft at $72,250.

●
Also on March 3, 2011, we issued 13,597,874 shares to a consultant for work performed during 2009 and 2010.  We valued the shares at the closing price on the grant date, reduced the liability from $94,345 to $23,500 and recorded a loss on retirement of debt in the amount of $69,737.

●
On March 16, 2011, we issued 4 million shares to a previous director and recorded.  We valued the shares at the closing price on the grant date and charged general and administrative expenses with $34,000.

●
On March 29, 2010, we issued 14 million shares to our previous CEO and Chairman, Randall Newton, for work performed during 2009 and 2010, and repayment of cash contributions made by him.  We valued the shares at the closing price on the grant date, reduced our liability to him from $269,024 to zero, and recorded a gain on retirement of debt of $87,024. This party was not considered to be related to the Company based on his resignation being during 2009 and he not holding a material share interest.

●
On March 31, 2011, we issued 7,900,000 shares to our current CEO and Chairman, Andrew Reid in payment for services.  We valued the shares at the closing price on the grant date, and reduced our liability to him from $109,000 to $6,300.

●
On April 6, 2011 we issued 1.5 million shares to a consultant for commissions on our Belize acquisition, valuing them at the closing price on the grant date and charging lease operating expense with $22,200.

●
On April 8, 2011, we issued 6 million shares to the seller of one of our Texas acquisitions (see Note 5).  We valued the shares at the closing price on the grant date and included the value of $83,400 the stock in our carrying value of the Texas leases.

●
On May 10, 2011, we issued 3.2 million shares for conversion of tranches 1 and 2 associated with our Texas leases (see Note 5).  We retired $120,000 mezzanine liability included in Commitments and Contingencies.  The conversion was according to the terms of the agreement.  Therefore, no gain or loss was recognized.

●	On April 27, 2011, we issued 5,675,989 shares to an affiliate for services. We valued the shares at the closing price on the grant date and charged general and administrative expenses with $306,503.

●
On May 12, 2011, we issued 1 million shares to our President and Chief Operating Officer as a signing bonus.  We valued the shares on the grant date and charged general and administrative expense with $40,000.

●
On June 22, 2011 we issued 2,333,333 shares to acquire certain equipment.  We valued the shares at the closing price on the date of grant, or $91,000, and recorded the equipment as an asset equal to the cash price of $77,000.   The difference of $14,000 is included in general and administrative expenses.

●
Also on June 22, 2011 we issued 7,050,000 shares to various consultants for services.  We valued the shares at the closing price on the grant date and charged general and administrative expense with $255,340.

●
On June 22, 2011, we issued 2,367,886 to certain creditors of a company controlled by our Chairman and Chief Executive Officer, Andrew Reid.  We valued the shares at the closing price on the grant date, crediting equity with $95,483, reducing our liability to the affiliate company by $67,083 and recording a loss on extinguishment of debt in the amount of $28,400.

●
Also on June 22, 2011 we issued 11 million shares to the same company controlled by our Chairman and Chief Executive Officer, Andrew Reid in conversion of the outstanding balance of $664,190.  We valued the shares at the closing price on the grant date, crediting equity with $418,000, reducing our liability by $664,190 with an offsetting gain on extinguishment of debt.  Because the gain here and loss above were from a related party, we included the net gain in Additional Paid in Capital rather than recognizing a gain.

●
Also on June 22, 2011, we issued 2.5 million shares to two creditors who loaned us money to acquire the leases in Tennessee to convert their debt balances to equity.  We valued the shares at the closing price on the grant date, crediting equity with $97,500, reducing our liability by $55,000 with an offsetting loss on extinguishment of debt of $42,500.

●
Also on June 30, 2011, we issued 8.25 million shares to convert certain notes payable for debts we owed in connection with our Tennessee and Belize acquisitions.  We valued the shares at the closing price on the grant date, crediting equity with $330,000, reducing interest and principal due to these creditors by $125,761 with an offsetting loss on extinguishment of debt of $204,239.

●
Also on June 22, 2011, we issued 450,000 shares in connection with our acquisition of certain heavy equipment.  We valued the shares at the closing price on the date of grant, or $18,450, and recorded the equipment as an asset equal to the cash price of $18,000.   The difference of $450 is included in Asset Impairments.

●	Also on June 22, 2011, we issued 5,670,000 shares to several accredited investors for $137,000 in cash.

●
Also on June 22, 2011, we issued an affiliate 77,258,753 shares as reimbursement for personal shares the affiliate used in various deals in Belize, Tennessee, Louisiana and Texas.  We valued the shares at the closing price on the grant date and credited Additional Paid in Capital with $3,285,170, charging Additional Paid in Capital with $483,577, liabilities with $119,500, loss on conversion of debt of $980,000 and operating expense with $1,702,093.

Stock Payable

●
On May 20, 2011 the Company entered into a note agreement for $100,000 that required payment of 1,000,000 shares as an inducement to the lender. Due to the short term nature of the note the full value of the shares of $39,000 was expensed and recorded to stock payable with the agreement. These shares remained unissued as of June 30, 2011, and are recorded within stock payable as of June 30, 2011.

●
On May 20, 2011, the Company agreed to issue 1,500,000 shares for $20,000 of cash proceeds received. These shares remained unissued as of June 30, 2011, and are recorded within stock payable as of June 30, 2011.

●
On June 25, 2011, the Company agreed to issue 2,750,000 shares to convert related party liabilities owed of $105,000. The value of the shares owed was equal to $110,000 which is recorded within stock payable. The difference between the share value and the value of the liabilities relieved was recorded as a loss for $5,000 due to these parties being employed by the company and the excess being considered as additional compensation to the recipients. The value of the shares owed remained in stock payable as of June 30, 2011.

●
On June 28,2011, the Company agreed to issue 8,919,173 shares to convert the acquisition liability owed to C&C Petroleum of $285,000. The value of the shares owed was equal to $356,250 which is recorded within stock payable. The difference between the share value and the value of the liabilities relieved was recorded as a loss for $71,250. The value of the shares owed remained in stock payable as of June 30, 2011.

Imputed Interest

Pursuant to our notes payable to our former corporate secretary and the former operator of the Crockett County leases, the aggregate unpaid principal amount of which is $156,545, and which forms a portion of the lawsuit discussed in Note 5 to our annual report filed on Form 10-K as of December 31, 2010, we accrue simple interest at 3% per year.  This resulted in an interest charge collectively of $2,340 for six months ended June 30, 2011.

Management believes that the stated interest on these notes is not equivalent to the Company’s realistic cost of capital.  We therefore imputed an additional 5% interest and charged interest expense with an additional $3,906 for the six months ended June 30, 2011.

NOTE 9 – PENDING LITIGATION

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

Several of the defendants in the lawsuit filed for bankruptcy protection.  On April 30, 2010, the case was moved to the US Bankruptcy Court for the Eastern District of Louisiana, Section B.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2011 and December 31, 2010 consist of the following:

	06/30/11	12/31/11
Trade accounts payable	$172,522	$152,851
Royalties payable	15,668	-
Liabilities associated with our reverse merger in December, 2008	200,380	-
Total	$386,570	$152,851

NOTE 11 – ASSET RETIREMENT OBLIGATION

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

Our asset retirement obligations at June 30, 2011 and December 31, 2010 were:

	06/30/11	12/31/10
Obligations acquired upon purchase of producing properties	$35,548	$-
Accretion to balance sheet date	710	-
Asset retirement obligation at balance sheet date	$36,258	$-

NOTE 12 – COMPANY SEGMENTS

The Company’s operating segments are:

●	Oil and gas production and
●	Drilling

Since the Company has only recently acquired the drilling assets and producing properties in Texas and is still developing its concession in Belize, the majority of corporate expenses are still associated with formative activities.

Revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated.

The primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes (commonly referred to as “EBIT”) which represents net income before interest expense, net and income taxes in the unaudited condensed consolidated statements of income. Reconciling items for EBIT represent corporate expense items that are not allocated to the operating segments for management reporting.

	Six Months Ended June 30, 2011
	Oil and Gas Production	Drilling	Total

Net revenues	$69,530	$41,505	$111,035
Direct costs	483,852	29,774	513,626
Loss before interest and taxes	(414,322)	11,731	(402,591)

Corporate items not allocated to segments			3,670,105
Interest expense			120,861
Net loss before income tax effect			$(4,193,557)

	Three Months Ended June 30, 2011
	Oil and Gas Production	Drilling	Total

Net revenues	$69,530	$41,505	$111,035
Direct costs	387,028	29,774	416,802
Loss before interest and taxes	(317,498)	11,731	(305,767)

Corporate items not allocated to segments			3,532,607
Interest expense			109,458
Net loss before income tax effect			$(3,947,832)

NOTE 13 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2011, we had the following transactions with related parties:

●	We paid $24,427 in cash to a major shareholder in repayment of cash contributions previously made.

●	We accrued $90,000 in compensation costs to our Chairman and CEO and paid him 9.4 million shares, reducing the balance owed to Mr. Reid to $6,300 from $169,000.

●
We issued 14 million shares to our previous CEO and Chairman, Randall Newton, for work performed during 2009 and 2010, and repayment of cash contributions made by him.  We valued the shares at the closing price on the grant date, reduced our liability to him from $269,024 to zero, and recorded a gain on retirement of debt of $87,024. This party was not considered to be related to the Company at the time of the conversion based on his resignation being during 2009 and he not holding a material share interest.

●
We borrowed $1,746,411 from an entity owned by our Chairman and CEO, Andrew Reid, and repaid $227,081 in cash.  Additionally, we issued the affiliate entity, or creditors of the affiliate entity, shares which we recorded as a reduction of our liability to the affiliate.  The aggregate amount of shares issued for this purpose was 11 million which reduced the liability by $664,190.  At June 30, 2011, nothing was owed to or from this entity.

●
During the three months ended June 30, 2011, the balance of a note issued in December, 2010 for the purchase of an aircraft used in our Belize operation was paid by an entity controlled by our Chief Executive Officer and Board Chairman, Andrew Reid.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to June 30, 2011, we paid an additional $59,286 on our promissory note on the Great Eight Texas leases (See Note 5).

Subsequent to June 30, 2011, we issued an additional 20,232,417 shares:  16,262,417 for services, 2,470,000 for cash and 1,500,000 for extinguishment of debts recorded as of June 30, 2011.

On July 26, 2011 we converted advances of $130,000 from a buyer of a 3% overriding royalty interest in all current and future oil leases in Texas.  Currently this represents eleven leases.

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

Results of Operations

Six Months Ended June 30, 2011, compared with Six Months Ended June 30, 2010

We had $111,035 in revenues for the six months ended June 30, 2011from our recent Texas acquisitions versus none for the same period in 2010.

Royalties were $15,668 in 2011 versus none in 2010.  We had no revenues in 2010 from which to pay royalties.

Our lease operating expenses were $221,711 in 2011 versus only $12,225 in 2010 due to increased activities resulting from our Texas acquisitions.

General and administrative expenses have increased from $231,276 for the six months ended June 30, 2010 to $2,835,615 in 2010, mostly resulting from increases in stock-based compensation.

Our depreciation, depletion and amortization expenses for the six months ended June 30, 2011 were $22,201 as compared to zero for the same period in 2010, owing to the start of depreciation on our equipment and aircraft that we use in Belize and from our unit of production depletion in Texas.

Interest expense is higher during the six months ended June 30, 2011 versus the same period in 2010, due to higher debt levels.

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

In Texas, we have re-worked 12 wells and brought them onto production.  In the next twelve months we expect to re-work approximately 30 more wells and drill 30 new wells.  We expect to have 50 barrels per day production within the next three to four months and approximately 200 barrels per day within the next twelve months.

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

Our annual report on Form 10-K as of December 31, 2010 reported the following material weaknesses:

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

These weaknesses remained as of June 30, 2011.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Several of the defendants in the lawsuit filed for bankruptcy protection.  On April 30, 2010, the case was moved to the US Bankruptcy Court for the Eastern District of Louisiana, Section B.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

See Note 8 for a listing of shares issued during the six months ended June 30, 2011.

Options and Warrants

During the three months ended June 30, 2011, no options or warrants have been granted, expired or exercised.

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

Treaty Energy Corporation

Date: August 25, 2011	By:	/s/ Andrew V. Reid
Andrew V. Reid Chief Executive Officer