Form 10-Q/A
period 2011-06-30
Treaty Energy Corp
filed 2011-08-29
CIK 1075773

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

In Belize, we have secured sufficient funds to drill the first two exploratory wells.  Based on the results of those initial wells we will make an informed decision how to best secure funding for the dozens of wells we expect to drill in Belize over the next 12-24 months.  All Geological and Geophysical studies have been completed and we are confident as to where the hydrocarbons are located on the land portion of our Princess Petroleum Concession.

In Texas we have reworked 12 wells and brought them into production.  In the next 12 months we expect to rework 30 additional wells and drill up to 80 new wells spread over all the currently owned leases in Texas.  Our current production is approximately 50 barrels of oil per day after the rework of 12 wells.  We expect to be producing 200-350 barrels of oil per day by this year’s end and within the next 10 months, we expect to be at 1000 barrels of oil per day.

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

Treaty Energy Corporation

Date: August 29, 2011	By:	/s/ Andrew V. Reid
Andrew V. Reid Chief Executive Officer