Form 10-Q
period 2011-09-30
Treaty Energy Corp
filed 2011-11-21
CIK 1075773

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes  ☐ No ☑

The number of shares of the registrant’s common stock outstanding as of November 9, 2011, was  744,099,069.

TREATY ENERGY CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TREATY ENERGY CORPORATION
BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010

ASSETS

Cash and equivalents	$8,731	$148
Accounts receivable	114,171	-
Total current assets	122,902	148

Oil and gas properties (successful efforts)
Proved producing, net	1,148,776	-
Unproved	360,631	252,424

Property, plant and equipment, net	674,577	1,759
Prepaid expenses and other assets	65,363	-
TOTAL ASSETS	$2,372,249	$254,331

LIABILITIES

Accounts payable and accrued liabilities	$404,256	$152,851
Accrued salaries	-	316,924
Asset retirement obligation	37,122	-
Notes and accrued interest to related parties	-	481,646
Notes and accrued interest payable	981,924	534,278
Total current liabilities	1,423,302	1,485,699

TOTAL LIABILITIES	$1,423,302	$1,485,699

Convertible Redeemable Class A Preferred Stock (12,000 and 0 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively, $5 redemption value )	60,000	-

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
BALANCE SHEETS
(Continued)

	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - par value $0.001, 50 million shares authorized, none issued or outstanding at September 30, 2011 and December 31, 2010	-	-
Common stock – par value $0.001, 750 million shares authorized, 744,099,069 and 496,605,424 shares issued at September 30, 2011 and December 31, 2010, and 735,099,069 and 496,605,424 shares outstanding at September 30, 2011 and December 31, 2010, respectively	744,098	496,605
Treasury Stock	(355,500)	-
Additional paid in capital	7,510,287	527,483
Common stock payable	64,000	204,000
Accumulated loss - pre exploration stage	(644,829)	(644,829)
Accumulated loss - exploration stage	(6,429,109)	(1,814,627)

Total stockholders' equity (deficit)	888,947	(1,231,368)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,372,249	$254,331

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)

REVENUES
Oil and gas revenues	$156,907	$1,570	$87,377	$1,570
Drilling revenues	59,005	-	17,500	-
Total revenues	215,912	1,570	104,877	1,570

EXPENSES
Royalties	54,352	275	38,684	-
Lease operating expenses	372,351	343,031	150,640	330,806
Direct drilling costs	25,381	-	17,394	-
Transportation costs	253	-	253	-
Production taxes	7,231	-	4,026	-
General and administrative	3,715,902	381,133	880,287	149,857
Depreciation, depletion and amortization	53,817	154	31,616	154
Accretion of asset retirement obligation	1,574	-	864	-
Interest expense	139,845	10,037	13,052	3,624
Total expenses	4,370,706	734,630	1,136,816	484,441

Operating Loss	(4,154,794)	(733,060)	(1,031,939)	(482,871)

TREATY ENERGY CORPORATION
STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2011 (Unaudited)	2010 (Unaudited)	2011 (Unaudited)	2010 (Unaudited)

OTHER INCOME AND EXPENSE ITEMS
Gains/(losses) on disposition of royalty interests	790,776	291,973	790,776	-
Gains / (losses) on retirement of debt	(1,250,464)	-	(179,762)	-

NET LOSS	$(4,614,482)	$(441,087)	$(420,925)	$(482,871)

Net loss per common shares - basic and diluted	$(0.01)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	628,317,210	496,605,424	725,031,575	496,605,424

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011 Unaudited	2010 Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,614,482)	$(441,087)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation, depletion and amortization	53,817	154
Gain on sales of oil and gas interests	-	(291,973)
Loss on conversion of debt for equity	1,250,464	-
ORRI issued with note as inducement, expensed due to short term note	25,900	-
Gain on sale of ORRI	(790,776)	-
Amortization of discount on notes payable	45,076	-
Accretion of asset retirement obligation	1,574	-
Stock based compensation (shares issued and owed)	2,736,711	245,742
Interest imputed on related-party notes	11,517	5,859

Changes in operating assets and liabilities:
Accounts receivable	(114,171)	(1,295)
Prepaid expenses & other assets	(65,363)	(19,575)
Accounts payable & accrued expenses	(67,851)	480,160
Net cash provided Used in operating activities	(1,527,584)	(321,315)

TREATY ENERGY CORPORATION
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011 Unaudited	2010 Unaudited
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and gas properties & fixed assets	(478,088)	(137,234)
Development of oil and gas properties	-	(40,101)
Proceeds from sale of ORRI	515,000	-
Proceeds from sales of oil and gas interests	-	445,000
Net cash provided by / (used in) investing activities	36,912)	(100,762)

CASH FLOWS FROM FINANCING ACTIVITIES
Expenses paid by related parties-cash	-	129,130
Advances from related parties, net	1,011,362	(69,796)
Proceeds from notes payable	353,000	(5,000)
Principal payments on notes payable	(466,062)	-
Common stock issued for cash	373,750	-
Proceeds from Sale of Treasury Stock	225,000	-
Bank overdraft	2,205	-
Net cash provided by / (used in) financing activities	1,499,255	54,334

TREATY ENERGY CORPORATION
STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011 Unaudited	2010 Unaudited
Net increase / (decrease) in cash and cash equivalents	8,583	684
Cash and cash equivalents, beginning of period	148	-
Cash and cash equivalents, end of period	$8,731	$684

SUPPLEMENTAL CASH FLOW INFORMATION
Purchase of treasury stock for increase in related party advance	$790,000	$-
Cost of treasury shares in excess of cash received for resale	214,500	-
Shares issued for retirement of debt	2,153,014
ORRI issued to relieve debt	176,351	-
Acquisition of oil and gas properties with debt	1,296,017	-
Shares issued to acquire fixed assets	265,100	-
Preferred shares converted to common shares	120,000	-
Note relieved in exchange for transfer of assets	69,011	-
Assumption of asset retirement obligation with acquisition of oil and gas properties	35,548	-
Shares issued to relieve stock payable	204,000	-
Shares issued to shareholder to reimburse issuances on behalf of the company	26,809	-
Related party notes payable forgiven	397,671	-

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

The Company recognizes drilling revenue in the period services are rendered.  The Company recognizes revenue when an drilling engagement exists, the service has been rendered, the contract fee is fixed or determinable, and collectability is reasonably assured.

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

Based on these shares being conditionally redeemable under circumstances that are not within the control of the Company, these shares were accounted for outside of permanent equity and liabilities consistent with the applicable literature on conditionally redeemable preferred stock. The shares will be re-classed to permanent equity upon conversion to commons stock or to liabilities if redemption becomes certain to occur. As of September 30, 2011, 12,000 shares valued at $60,000 were outstanding.

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

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes became effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on our financial statements.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in these financial statements, we have had continuing negative cash flows from operations and a working capital deficit as of September 30, 2011.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

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

The 36,000 shares of Class A Convertible Redeemable Preferred Stock (the “Preferred Stock”), stated value $5 per share, are convertible in three separate tranches: 12,000 shares are convertible at $0.03 per share, 12,000 at $0.05 per share and 12,000 at $0.10 per share.  Therefore, tranche 1 would convert into 2 million shares (12,000 times $5 divided by $0.03), tranche 2 into 1.2 million shares and tranche 3 into 600,000 shares.  The conversion price of all tranches was greater than market price of our common stock on the date of grant, therefore no beneficial conversion feature was recorded for the redeemable preferred shares.  In the event that the Company’s stock price does not reach the level that would trigger conversion by April 8, 2013, then the Company would be liable for payment of $60,000 per tranche, or $180,000 in total. These shares were recorded upon issuance at the face value of the shares equal to the $180,000 total. The unconverted portion remaining as of September 30, 2011 equal to 12,000 shares with a value of $60,000, has been classified outside of permanent equity and liabilities based on the conditional redemption features of the shares

We valued the preferred stock at its stated value of $5 per share.  If the preferred share tranche does not convert, then the Company has an obligation to repay the stated value of  the preferred shares to the shareholder.

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

As of September 30, 2011, two of the three tranches have been converted to equity by issuing 3.2 million shares.  The third tranche of 12,000 shares remains unconverted and is accounted for in the balance sheet under Commitments and Contingencies.  See Accounting Policies for a rationale of the classification.

Purchase of the Great Eight Leases in Texas

On May 31, 2011, we acquired eight leases in Texas for $700,000, with $50,000 paid at closing and issuing a promissory note for the difference.  Subsequent to closing, the seller incurred an additional expenses totaling $42,538.  The promissory note was changed to $692,538 to reflect the additional expenses.  As of September 30, 2011, the Company is still evaluating the intangible vs. tangible asset allocation, however this has no impact on the aggregated assets or depletion expense as all costs will be allocated within one field and depletion is calculated on a field by field basis. As of September 30, 2011, all eight of the wells are classified as proved properties and are currently producing.

Purchase of the Shotwell Leases in Texas

On May 25, 2011, we acquired two leases in Texas for $170,000 paying $50,000 at closing and $90,000 subsequent to closing.  In July, 2011, we paid the remaining $30,000.

We allocated the purchase price to tangible and intangible costs as follows:

Purchase price allocated to:
Tangible well equipment	29,800
Intangible lease costs	140,200
Total purchase price allocated	$170,000

Our geographical proved and unproved properties are as follows:

	09/30/11	12/31/10
Proved developed producing:
Texas	$1,151,461	$-
Less: accumulated depletion	(2,685)	-
Total	1,148,776	-

Unproved:
Belize	138,355	202,950
Texas	172,802	-
Tennessee	49,474	49,474
Total	$360,361	$252,424

Production of Oil from all fields

We recorded depletion expense of $914 and $2,560 for the three and nine months ended September 30, 2011 based on total production of approximately 755.4 and 1,445.8 barrels, respectively.

For the three and  nine months ended September 30, 2011, we shipped 458.4 and 948.6 barrels, and reflect a $114,171 net  receivable (after  royalty and production tax reductions) for shipments made prior to September 30, 2011.   The receivable also includes 931 barrels that were awaiting shipment to a committed buyer.

During the nine months ended September 30, 2011, we sold a total of 17 % of the ORRI (Overriding Royalty Interests) from our Texas property.  This generated proceeds of $515,000 and relieved debt by $452,127.  The basis related to this disposal removed from oil and gas assets was $176,351, resulting in a gain on these transactions of $790,776.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Other property, plant and equipment consist principally of drilling rigs, and office furniture and equipment.  Historical cost and accumulated depreciation are as follows:

	09/30/11	12/31/10

Drilling rigs and related equipment	$659,439	$759
Office equipment	3,958	-
Furniture and fixtures	1,000	1,000
Vehicles	25,520	-
Equipment	32,552	-
Total property, plant and equipment - at cost	722,469	1,759
Less: accumulated depreciation	(47,892)	-
Net property, plant and equipment - other	$674,577	$1,759

Assets other than drilling equipment and vehicles generally have estimated useful lives of three years.  Estimated useful lives of drilling equipment and vehicles is five years .

NOTE 7 – NOTES PAYABLE

As of September 30, 2011 and December 31, 2010, we had notes and accrued interest payable of $981,924 and $534,278, respectively. Notes payable to related parties as of September 30, 2011 and December 31, 2010 were equal to $0 and $481,646, respectively.

This consisted of the following:

Liability relating to the Crockett County Leases ( net balance of $150,000 and $106,303 as of September 30, 2011 and December 31, 2010, respectively)
Upon assuming the rights to receive production revenues assigned to Treaty Energy Corporation from Treaty Petroleum, Inc., we agreed to service the note payable to the assignee of the working interest (Treaty Petroleum, Inc.) so long as the Company held the lease.

As is discussed more thoroughly in Note 4 to our annual report on Form 10-K as of December 31, 2010, we lost the Crockett County, Texas leases due to our failure to hold the leases by production.  At the point the leases were lost, we had net note balance owed of $85,049.  As of September 30, 2011, the net note balance is $150,000.  Although the Company has not issued a promissory note in this amount, we continue to carry this liability until we collect evidence that the original note made by Treaty Petroleum, Inc. has been retired.  During the nine months ended September 30, 2011, we amortized $43,697 of the discount on this note to interest expense.

When the Crockett County leases were lost, the assignor of the lease to Treaty Petroleum, Inc. sued the original shareholders of Treaty Petroleum, Inc. in Shelby County, Texas for the amount that was contractually obligated should the lease be lost.  That contractual amount was $150,000 which we maintain as a liability.

This liability has no stated interest rate and is callable on demand.  No interest was imputed on this liability due to the discount amortization representing the related interest for this note.  This note is also subject to the lawsuit described below.

Notes and Interest Payable to Previous Officers and Directors (Principal of $156,545 and Accrued Interest of $14,147 and $10,636 as of September 30, 2011 and December 31, 2010, respectively)

These liabilities arose principally between January, 2007 and December, 2008 as cash contributions and accrued compensation to officers and directors of Treaty Petroleum, Inc. with whom Treaty Energy Corporation merged in December of 2008.  Some additional compensation was accrued during 2009 until the Crockett County, Texas leases were lost.

This note, as well as, the Crockett County lease obligations are subject to following legal actions:

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

The notes bear interest at 3%.  Management believes that the interest rate stated in these notes does not adequately represent the Company’s incremental cost of capital.  Therefore, we have imputed interest at an additional 5% by charging interest expense and increasing Additional Paid in Capital.  For the nine months ended September 30, 2011, we have charged interest expense and increased interest payable in the amount of $3,510 for the amount of the 3% nominal interest on the notes.  We have also charged interest expense (and increased Additional Paid in Capital) with $5,859 for the additional imputed interest at 5%,

These notes are callable at any time.  However, because of the above lawsuit, the Company would require a court order before paying these liabilities.

Promissory Note Issued for the Purchase of a Drilling Rig ($126,798 and $0 as of September 30, 2011 and December 31, 2010, respectively)

On June 6, 2011, we issued a promissory note in the amount of $211,500 for the purchase of a Schramm Drilling Rig. The balance is due with monthly payments for 16 months following the date the note was made. The note was discounted to reflect the inherent interest within the agreement based on an interest rate of 5% which resulted in a discount value of $5,888. Amortization on the discount during the three and nine months ended September 30, 2011 was  $1,104 and $1,379 leaving a discount of $4,509 as of September 30, 2011. The net balance of this note as of September 30, 2011, was $122,289.

Promissory Note Issued for the Acquisition of the Great 8 lease (principal of $525,224 and accrued interest of $1,220 as of September 30, 2011 with no balance outstanding at December 31, 2010)

On May 31, 2011, we issued a promissory note in the amount of $692,539 for the Great 8 leases in Texas, the payment terms of which are: monthly payments including interest and principal with the final payment due on June 1, 2012. This note accrues interest at 5%.  At September 30, 2011, the Company was current on its payment obligations with this obligation.

Promissory Note Issued for Cash Deposit (principal of $12,500 as of September 30, 2011, and no balance outstanding at December 31, 2010)

On July 1, 2011, we issued a promissory note in the amount of $12,500 in return for a cash advance, the payment terms of which are that the lender will receive all hydrocarbon revenues earned between the loan date and May 15, 2012, until the note is paid in full.  There is no stated interest on the loan, however, the lender will also receive a ½% royalty interest on all wells to continue indefinitely. Royalty amounts are expensed and accrued with production.

All related party balances related to salary and consulting agreements have been recorded within accrued liabilities. The Company re-paid or converted all related party debt related to financing during the nine months ended September 30, 2011, see note 8 below related to conversions. During the nine months ended September 30, 2011 interest was imputed for the balances outstanding during the period equal to $11,517 based on the Company’s typical borrowing rate.

NOTE 8 – SHAREHOLDERS’ EQUITY

We are authorized to issue 750 million shares of our common stock.  At December 31, 2010, we had 496,605,424 shares issued and outstanding.  During the nine months ended September 30, 2011, we issued the following shares:

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

•
On March 3, 2011, we issued 23,500,000 shares to our seismic consultant in Belize, Patrick Wayne Maloy.  15 million of these shares were for services rendered in 2010.  We reduced our stock payable to the consultant from $204,000 to zero.  8.5 million of these shares were in payment of an aircraft for use on our Belize project.  These shares were valued at the closing price on the date of grant and we recorded our cost basis in the aircraft at $72,250. During the quarter ended September 30, 2011, this aircraft was transferred to a related party to relieve debt to that party of $69,011.  The carrying value of the asset was equal to the debt relieved as of the transfer date.

•
Also on March 3, 2011, we issued 13,597,874 shares to a consultant for work performed during 2009 and 2010.  We valued the shares at the closing price on the grant date, reduced the liability from $94,345 to $23,500 and recorded a loss on retirement of debt in the amount of $69,737.

•	On March 16, 2011, we issued 4 million shares to a previous director. We valued the shares at the closing price on the grant date and charged general and administrative expenses with $34,000.

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

•
On April 6, 2011 we issued 1.5 million shares to a consultant for commissions on our Belize acquisition, valuing them at the closing price on the grant date and charging lease operating expense with $22,200.

•
On April 8, 2011, we issued 6 million shares to the seller of one of our Texas acquisitions (see Note 5).  We valued the shares at the closing price on the grant date and included the value of $83,400 the stock in our carrying value of the Texas leases.

•
On May 10, 2011, we issued 3.2 million shares for conversion of tranches 1 and 2 associated with our Texas leases (see Note 5).  We retired $120,000 mezzanine liability included in Commitments and Contingencies.  The conversion was according to the terms of the agreement.  Therefore, no gain or loss was recognized.

•	On April 27, 2011, we issued 5,675,989 shares to an affiliate for services. We valued the shares at the closing price on the grant date and charged general and administrative expenses with $306,503.

•
On May 12, 2011, we issued 1 million shares to our President and Chief Operating Officer as a signing bonus.  We valued the shares on the grant date and charged general and administrative expense with $40,000.

•
On June 22, 2011 we issued 2,333,333 shares to acquire certain equipment.  We valued the shares at the closing price on the date of grant, or $91,000, and recorded the equipment as an asset equal to the cash price of $77,000.   The difference of $14,000 is included in general and administrative expenses.

•
Also on June 22, 2011 we issued 7,050,000 shares to various consultants for services.  We valued the shares at the closing price on the grant date and charged general and administrative expense with $255,340.

•
On June 22, 2011, we issued 2,367,886 to certain creditors of a company controlled by our Chairman and Chief Executive Officer, Andrew Reid.  We valued the shares at the closing price on the grant date, crediting equity with $95,483, reducing our liability to the affiliate company by $67,083 and recording a loss on extinguishment of debt in the amount of $28,400.

•
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

•
Also on June 22, 2011, we issued 2.5 million shares to two creditors who loaned us money to acquire the leases in Tennessee to convert their debt balances to equity.  We valued the shares at the closing price on the grant date, crediting equity with $97,500, reducing our liability by $55,000 with an offsetting loss on extinguishment of debt of $42,500.

•
Also on June 30, 2011, we issued 8.25 million shares to convert certain notes payable for debts we owed in connection with our Tennessee and Belize acquisitions.  We valued the shares at the closing price on the grant date, crediting equity with $330,000, reducing interest and principal due to these creditors by $125,761 with an offsetting loss on extinguishment of debt of $204,239.

•
Also on June 22, 2011, we issued 450,000 shares in connection with our acquisition of certain heavy equipment.  We valued the shares at the closing price on the date of grant, or $18,450, and recorded the equipment as an asset equal to the cash price of $18,000.   The difference of $450 is included in Asset Impairments.

•	Also on June 22, 2011, we issued 5,670,000 shares to several accredited investors for $137,000 in cash.

•
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

•
On July 1, 2011, we contracted to provide a broker with 20,000,000 shares at a discounted price over a period of nine months.  On the same date, we issued 11,000,000 million of those shares from Treasury stock that we acquired from a related party.  Total amount due on this contract is $400,000, of which we have been paid $225,000 as of September 30, 2011.

•	Also on July 01, 2011 we issued 504,500 shares to a consultant for services. We valued the shares at the closing price on the grant date and charged general and administrative expense with $19,928.

•
 On July 13, 2011, we issued 1,530,000 shares to various consultants for services.  We valued the shares at the closing price on the grant date and charged general and administrative expense with $71,190.

•	Also on July 13, 2011, we issued 2,000,000 shares to a consultant for services. We valued the shares at the closing price on the grant date and charged general and administrative expense with $79,400.

•
On June 25, 2011, the Company issued 2,625,000 shares to convert related party liabilities owed of $105,000. The value of the shares owed was equal to $110,000 which was recorded to stock payable at June 30,2011. The difference between the share value and the value of the liabilities relieved was recorded as a loss for $5,000 due to these parties being employed by the company and the excess being considered as additional compensation to the recipients

•	Also on July 13, 2011, we issued 2,090,119 shares to various investors who paid a total of $48,000.

•
On July 18, 2011, we issued 2,000,000 shares to extinguish a debt from advances by an investor.  We valued the shares as of the date the stock was granted at $95,000.  This same investor acquired a 2.0% ORRI valued at $37,127 in the Texas fields. These two transactions eliminated the balance of $130,000 due from a short term obligation.  A loss of $2,127 was recognized for the difference.

•
On July 19,2011, the Company issued 8,625,000 shares to convert the acquisition liability owed to C&C Petroleum of $285,000. The value of the shares owed was equal to $345,000 which was recorded to stock payable at June 30, 2011. The difference between the share value and the value of the liabilities relieved was recorded as a loss for $60,000 during the second quarter.

•
Also on July 19, 2011, the Company issued 500,000 shares to a consultant for services. We valued the shares at the closing price on the grant date and charged general and administrative expense with $20,000.

•	Also on July 19, 2011, we issued 76,548 shares to an investor who paid $2,000.

•	On July 26, 2011, we issued 1,135,526 shares to a consultant for services. We valued the shares at the closing price on the grant date and charged general and administrative expense with $44,853.

•
Also on July 26, 2011, we issued 2,000,000 shares to our current CEO and Chairman, Andrew Reid in payment of a signing bonus for his contract dated May 1, 2011.  We valued the shares at the closing price on the grant date, and charged general and administrative expense for $137,000.

•
On July 29, 2011, we issued 6,083,181 shares to various consultants for services.  We valued the shares at the closing price on the grant date and charged general and administrative expense for $276,922.

•	On August 8, 2011, we issued 2,000,000 shares to a consultant for services. We valued the shares at the closing price on the grant date and charged general and administrative expense with $108,000.

•
On August 12, 2011, we issued 1,400,000 shares to an individual for both cash payments and reduction of an advance.  She paid $8,000 in cash (400,000 shares), and loaned the company $50,000.  In return for the remaining 1,000,000 shares she reduced the debt by $37,500. A loss of $28,800 was recorded for the difference in fair value of shares issued and the debt relieved.

•
Also on August 12, 2011, we issued 23,912 shares to a vendor who had provided services to a related party.  The related party’s obligation was $2,917 and reduced our liability to the related party in the same amount. A gain of $1,269 was recorded for the difference in fair value of shares issued and the debt relieved

•	Also on August 12, 2011, we issued 3,068,165 shares to investors who had paid a cash total of $98,000.

•	On August 16, 2011, we issued 1,750,000 shares to a consultant for services. We valued the shares at the closing price on the grant date and charged general and administrative expense with $87,500.

Stock Payable

•
On May 20, 2011 the Company entered into a note agreement for $100,000 that required payment of 1,000,000 shares as an inducement to the lender. Due to the short term nature of the note the full value of the shares of $39,000 was expensed and recorded to stock payable with the agreement. These shares remained unissued as of September 30, 2011, and are recorded within stock payable as of September 30, 2011.

•
On May 20, 2011, the Company agreed to issue 1,500,000 shares for $20,000 of cash proceeds received. These shares remained unissued as of September 30, 2011, and are recorded within stock payable as of September 30, 2011.

Treasury Stock

On July 1, 2011, we purchased  20 MM shares of our stock from to a related company also controlled by our Chairman and Chief Executive Officer, Andrew Reid.  The shares were valued at $790,000, the amount the company agreed to re-pay with an outstanding liability.

Also, on July 1, 2011, we issued 11,000,000 of those shares and reduced the Treasury Stock balance by $434,500.   Losses on the sale of Treasury Stock are not reflected on the Income Statement, therefore the difference between cost and the proceeds  received was charged to Additional Paid in Capital.

Imputed Interest

Pursuant to our notes payable to our former corporate secretary and the former operator of the Crockett County leases, the aggregate unpaid principal amount of which is $156,545, and which forms a portion of the lawsuit discussed in Note 5 to our annual report filed on Form 10-K as of December 31, 2010, we accrue simple interest at 3% per year.  This resulted in an interest charge collectively of $3,510 for nine months ended September 30, 2011.

Management believes that the stated interest on these notes is not equivalent to the Company’s realistic cost of capital.  We therefore imputed an additional 5% interest and charged interest expense with an additional $8,007 for the nine months ended September 30, 2011.

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

Currently all arguments have been presented and the matter is awaiting the judge’s determination.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2011 and December 31, 2010 consist of the following:

	09/30/11	12/31/10
Trade accounts payable	$156,431	$152,851
Royalties payable	39,990	-
Production taxes payable	5,250	-
Liabilities associated with our reverse merger in December, 2008	200,380	-
Bank overdraft	2,205	-
Total	$404,256	$152,851

During the three and nine months ended September 30, 2011, the company owed three related parties a combined liability of $397,671 for cash advances and for accrued consulting fees.  At September 30, 2011, the three parties each agreed to waive their liability and contribute the total amount due to Additional Paid in Capital.  At September 30, 2011, the company had -0- remaining liability to these related parties.

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

Our asset retirement obligations at September 30, 2011 and December 31, 2010 were:

	09/30/11	12/31/10
Obligations acquired upon purchase of producing properties	$35,548	$-
Accretion to balance sheet date	1,574	-
Asset retirement obligation at balance sheet date	$37,122	$-

NOTE 12 – COMPANY SEGMENTS

The Company’s operating segments are:

•	Oil and gas production and
•	Drilling

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

	Nine Months Ended September 30, 2011
	Oil and Gas Production	Drilling	Total

Net revenues	$156,907	$59,005	$215,912
Direct costs	466,327	30,118	496,444
Loss before interest and taxes	(309,420)	28,887	(280,532)

Corporate items not allocated to segments			4,307,372
Interest expense			139,845
Net loss before income tax effect			$(4,727,749)

	Three Months Ended September 30, 2011
	Oil and Gas Production	Drilling	Total

Net revenues	$87,377	$17,500	$104,877
Direct costs	220,778	17,937	238,715
Loss before interest and taxes	(133,401)	(437)	(133,838)

Corporate items not allocated to segments			387,302
Interest expense			13,052
Net loss before income tax effect			$(534,192)

NOTE 13 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2011, we had the following transactions with related parties:

•	We paid $24,427 in cash to a major shareholder in repayment of cash contributions previously made.

•	We accrued $90,000 in compensation costs to our Chairman and CEO and paid him 9.4 million shares, reducing the balance owed to Mr. Reid to $6,300 from $169,000.

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

•
We borrowed $1,746,411 from an entity owned by our Chairman and CEO, Andrew Reid, and repaid $227,081 in cash.  Additionally, we issued the affiliate entity, or creditors of the affiliate entity, shares which we recorded as a reduction of our liability to the affiliate.  The aggregate amount of shares issued for this purpose was 11 million which reduced the liability by $664,190. The related party has further settled $326,371 of amounts previously owed by contributing the amounts owed to Additional Paid in Capital   As of September 30, 2011, the company had -0- liability to this related party.

•
During the three months ended June 30, 2011, the balance of a note issued in December, 2010 for the purchase of an aircraft used in our Belize operation was paid by an entity controlled by our Chief Executive Officer and Board Chairman, Andrew Reid.  During the three months ended September 30, 2011, this aircraft was transferred to that entity for the net book value recorded on the books.

•
During the nine months ended September 30, 2011, the company accrued consulting fees to its Chairman and CEO, Andrew Reid and one other consultant affiliated with the company Mr. Reid controls totaling $71,300.  Both related parties have agreed to a debt settlement whereby all amounts owed will be contributed to Additional Paid in Capital, leaving a -0- balance owed to them.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to September 30, 2011, we paid an additional $78,573 on our promissory note on the Great Eight Texas leases (See Note 5).

During the quarter we signed an agreement to purchase the Woolridge lease(s) and made a $10,000 deposit.  The agreement calls for a closing date of 11/30/11.

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

Results of Operations

Nine Months Ended September 30, 2011, compared with Nine Months Ended September 30, 2010

We had $215,912 in revenues for the nine months ended September 30, 2011from our recent Texas acquisitions versus $1,570 for the same period in 2010.

Royalties have been $54,352 in 2011 versus $275 in 2010.

Our lease operating expenses were $372,351 in 2011 versus $343,031 in 2010 due to increased management oversight of expenses resulting from our Texas and Belize acquisitions.

General and administrative expenses have increased from $381,133 for the nine months ended September 30, 2010 to $3,715,902 in 2011, mostly resulting from significant increases in stock-based compensation.

Our depreciation, depletion and amortization expenses for the nine months ended September 30, 2011 were $53,817 as compared to $154 for the same period in 2010, owing to the start of depreciation on our equipment  that we use in Belize and from our unit of production depletion in Texas.

Interest expense is higher during the nine months ended September 30, 2011 versus the same period in 2010, due to higher debt levels during the first six months of the year.

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Currently, we are able to maintain our existing operations through funding agreements with related party companies. The existing cash balances and internally generated cash flows are from sales of oil production. We have determined that our existing capital structure is adequate to fund our planned growth.

We intend to finance our drilling, work over and acquisition program by related party loans and private debt offerings. There can be no assurance that we will be successful in procuring the financing we are seeking. Future cash flows are subject to a number of variables, including the level of production, oil and gas prices and successful drilling efforts. There can be no assurance that operations and other capital recourses will provide cash in sufficient amounts to maintain planned or future levels of capital expenditures.

Plan of Operation

Over the next twelve months we intend to develop the following initiatives:

Revenue Generation

Sales of oil for the quarter were less than expected as a result of lower oil prices.  Treaty was advised by one of its Directors, Bruce Gwyn, that the price decline would be temporary and should move back towards $100 in the coming months.  We did sell small amounts as the tanks were filled.  This strategy is allowing us to get $12 to $15 more per barrel of the oil that we’ve been selling for the last few weeks.

In Belize, we have secured funding for the first two wells.  Drilling of those wells began on October 25th, 2011.  Additional equipment is currently on its way to Belize and is estimated to arrive in port on November 14th, 2011.  This equipment will enable us to complete drilling activities.

In Texas, on August 1st, 2011 we had 20 wells in production on 12 of our 13 leases.  Production was at 20 barrels of oil per day.  As part of our ongoing maintenance and rework program, we were able to bring on 14 additional wells which will increase production on our existing wells.  Treaty is currently producing 50 barrels of oil per day.  Ten of the 13 leases have also been upgraded so that can operate more efficiently.  These upgrades allow for more consistent and steady production levels going forward.  We also have work to do on two injection wells as well as five more wells to rework.  We plan on converting one of the wells on the Burns Lease to an injection well eliminating the need to haul water.  Converting the Fiscus Lease to electricity from natural gas and injection wells to electric from gravity.

We should be able to finish all rework and maintenance activities by mid December 2011.  We also expect a minimum of 70 barrels of oil per day by that time.

Drilling

Treaty currently has hundreds of proven, undeveloped acreage in which we can drill on.  Depth of the new wells will range from a shallow 550 feet to 2600 feet.  Some wells will reach deeper than 4500 feet.

On August 4th, 2011 Treaty agreed to acquire the Mark H. & Eula E. Wooldridge Leases, totaling 260 acres.  This transaction will close on November 30th, 2011.  This Lease has one well currently producing 5 barrels of oil per day.  Treaty has secured funding in the amount of $700,000 in order to infield drill twelve new wells to 550 feet.  We expect to begin drilling by December 4th, 2011 and should take about six to eight weeks to complete.  These wells are expected to produce 14 to 22 barrels of oil per day each.  This will allow us to reach our goal of 200 barrels of oil per day the end of 2011.

Treaty has nine additional wells to drill on the Shotwell and Kennard Leases.  We are seeking funding for these wells, which we expect to produce at the depth 2,500 feet.  We estimate them producing anywhere from 30 to 150 barrels of oil per day initially.

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

Management has been addressing these weaknesses during the nine months ended September 30, 2011, however, believe that the material weakness assessment is unchanged.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

See Note 9 for a listing of shares issued during the six months ended September 30, 2011.

Options and Warrants

During the three months ended September 30, 2011, no options or warrants have been granted, expired or exercised.

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

Date: November 21, 2011		Treaty Energy Corporation

	By:	/s/ Andrew V. Reid
Andrew V. Reid
Chief Executive Officer