Form 10-K
period 2011-12-31
Treaty Energy Corp
filed 2012-06-13
CIK 1075773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

 FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity.  Based on the closing sale price on June 6, 2012 ($0.035 per share), the aggregate market value of the voting common stock held by non-affiliates (656,426,019) is $22,974,911.

State the number of shares outstanding of each of the registrant’s classes of common stock as of June 6, 2012: 746,449,069.

Documents Incorporated by reference: None.

TREATY ENERGY CORPORATION
FORM 10-K
For the Year Ended December 31, 2011

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

We incorporated as COI Solutions, Inc. on August 1, 1997 as a Nevada corporation. On May 22, 2003, we acquired all the assets of AEC I Inc., formerly known as Alternate Energy Corporation, and changed our name to Alternate Energy Corp. We commenced active business operations on June 1, 2003 and were a exploration stage company under Codification Topic No. 915 developing alternate renewable energy sources.

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

Prices for oil fluctuate widely. The prices for oil are subject to a variety of factors beyond our control, including:

●	the level of consumer product demand;
●	weather conditions;
●	domestic and foreign governmental regulations;
●	the price and availability of alternative fuels;
●	political conditions in oil producing regions;
●	the domestic and foreign supply of oil;
●	speculative trading and other market uncertainty; and
●	worldwide economic conditions.

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

Our current operating activity is concentrated in Texas and Belize. As a result, we may be disproportionately exposed to the impact of drilling and other delays or disruptions of production from these regions caused by weather conditions, governmental regulation, lack of field infrastructure, or other events which impact this area.

We may continue to incur losses.

We reported a net loss attributable to Treaty shareholders for the years ended December 31, 2011 and 2010 of $7,149,202 and $769,679, respectively.  There is no assurance that we will be able to achieve and maintain profitability.

Our oil and natural gas reserve data are estimates based on assumptions that may be inaccurate and existing economic and operating conditions that may differ from future economic and operating conditions.

●
Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner and is based upon assumptions that may change from year to year and vary considerably from actual results. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. Information regarding discounted future net cash flows should not be considered as the current market value of the estimated oil and natural gas reserves that will be attributable to our properties. Examples of items that may cause our estimates to be inaccurate include, but are not limited to, the following:

●	The estimated discounted future net cash flows from proved reserves are based on twelve-month average prices and costs , while actual future prices and costs may be materially higher or lower;

●	Because we have limited operating cost data to draw upon, the estimated operating costs used to calculate our reserve values may be inaccurate;

●
Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for oil and natural gas, increases or decreases in consumption, and changes in governmental regulations or taxation;

●
Our reserve report for our producing properties assumes that production will be generated from each well for a period of 15 years. Because production is expected for such an extended period of time, the probability is enhanced that conditions at the time of production will vary materially from the current conditions used to calculate future net cash flows; and

●
The 10% discount factor, which is required by the Financial Accounting Standards Board to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks that will be associated with our operations or the oil and natural gas industry in general.

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

Treaty was dismissed from this lawsuit in June of 2012. The dismissal may be appealed however no appeal has been filed at this time.

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

There were no matters submitted to the shareholders during the fourth quarter of 2011.

PART II -     Other Information

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares currently trade on the electronic OTCMarkets (OTC.BB), a regulated quotation service, under the symbol "TECO."  Listed below are the highest and lowest bid prices for our common stock for each calendar quarter for 2011 and 2010 as reported on the OTCBB, and represents inter-dealer quotations, without retail markup, markdown, or commission and may not be reflective of actual transactions.

Quarter Ended	High	Low

March 31, 2011	$0.014	$0.008
June 30, 2011	0.077	0.014
September 30, 2011	0.069	0.035
December 31, 2011	0.058	0.033

March 31, 2010	$0.026	$0.006
June 30, 2010	0.023	0.010
September 30, 2010	0.015	0.010
December 31, 2010	0.014	0.007

At December 31, 2011, there were  746,449,069 shares of our common stock issued and outstanding.

Holders

As of December 31, 2011, we had approximately 1,490 shareholders of record, including common shares held by brokerage clearing houses, depositories, or otherwise in unregistered form.  We estimate that there are a total of about 6,500 shareholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

On February 23, 2011 Treaty Energy adopted a stock option plan that is accounted for based on Accounting Standards Codification No. 718, Compensation – Stock Compensation. The plan allows the Company to grant stock and options to persons employed or associated with the Company, including, without limitation, any employee, attorney, accountant, consultant or advisor up to an aggregate of 10,000,000 common shares.

During the year ended December 31, 2011, we issued 99,776,623 shares under this plan and had 223,377 shares remaining.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following is a list of unregistered sales of securities for the year ended December 31, 2011.  For the accounting treatment of these issuances, see Note 7 to the financial statements.

●	On February 14, 2011, we issued 10,296,609 shares for cash and received $60,750.

●	On March 16, 2011, we issued 4 million shares to a previous director.

●	On April 6, 2011 we issued 1.5 million shares to a consultant for commissions on our Belize acquisition.

●	On April 8, 2011, we issued 6 million shares to the seller of one of our Texas acquisitions (see Note 5). .

●	On May 10, 2011, we issued 3.2 million shares for conversion of tranches 1 and 2 associated with our Texas leases.

●	On May 12, 2011, we issued 1 million shares to our President and Chief Operating Officer as a signing bonus.

●	On June 22, 2011, we issued 2,367,886 to certain creditors of a company controlled by our Chairman and Chief Executive Officer, Andrew Reid.

●	Also on June 22, 2011 we issued 11 million shares to the same company controlled by our Chairman and Chief Executive Officer, Andrew Reid in conversion of the outstanding balance of $664,190.

●	Also on June 22, 2011, we issued 2.5 million shares to two creditors who loaned us money to acquire the leases in Tennessee to convert their debt balances to equity.

●	Also on June 30, 2011, we issued 8.25 million shares to convert certain notes payable for debts we owed in connection with our Tennessee and Belize acquisitions.

●	Also on June 22, 2011, we issued 450,000 shares in connection with our acquisition of certain heavy equipment.
 ·
●	Also on June 22, 2011, we issued 5,670,000 shares to several accredited investors for $137,000 in cash.

●	Also on June 22, 2011, we issued an affiliate 77,258,753 shares as reimbursement for personal shares the affiliate used in various deals in Belize, Tennessee, Louisiana and Texas.

●
On July 1, 2011, we contracted to provide a broker with 20,000,000 shares at a discounted price over a period of nine months.  On the same date, we issued 11,000,000 million of those shares from Treasury stock that we acquired from a related party.

●	On July 13, 2011, we issued 1,530,000 shares to various consultants for services.

●	Also on July 13, 2011, we issued 2,000,000 shares to a consultant for services.

●	On June 25, 2011, the Company issued 2,625,000 shares to convert related party liabilities owed of $105,000.

●	Also on July 13, 2011, we issued 2,090,119 shares to various investors who paid a total of $48,000.

●	On July 19, 2011, the Company issued 8,625,000 shares to convert the acquisition liability owed to C&C Petroleum of $285,000.

●	Also on July 19, 2011, the Company issued 500,000 shares to a consultant for services.

●	Also on July 19, 2011, we issued 76,548 shares to an investor who paid $2,000.

●	On August 12, 2011, we issued 1,400,000 shares to an individual for both cash payments and reduction of an advance.

●	Also on August 12, 2011, we issued 23,912 shares to a vendor who had provided services to a related party.

●	Also on August 12, 2011, we issued 3,068,165 shares to investors who had paid a cash total of $98,000.

●	On August 16, 2011, we issued 1,750,000 shares to a consultant for services.

●	On November 30, 2011, we issued 350,000 shares to a consultant for services.

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

Going Concern

The accompanying financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $1,472,153 in 2011 and $330,851 in 2010, and a working capital deficit of $2,081,092 at December 31, 2011.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Recently Adopted Accounting Standards

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material impact on our financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The adoption of ASU 2011-02 is not expected to have a material impact on our financial position or results of operations.

Results of Operations – Comparison of Years Ended December 31, 2011 versus 2011

Revenues

In 2011, we recorded $116,241 of revenues versus only $448 in 2010.  The difference is made up of our production in the Texas leases, all acquired during 2011.

Expenses

Depreciation, Amortization and Depletion

Depreciation, amortization and depletion increased significantly in 2011 versus 2010 ($185,199 versus $125, respectively) because we depleted a significant portion of the oil reserves in our Texas leases.

Lease Operating Expenses

Our lease operating expenses are up significantly from 2010, $766,280 versus $460,137, principally due to the operation of our Texas leases.

General and Administrative Expenses

Our general and administrative expenses increased from $559,298 in 2010 to $4,399,624 for the same period in 2011.  Of this increase, $2,963,393 was due to non-cash stock-based compensation.  The remainder, $1,436,231 is up from 2010 due to additional activity in Belize and Texas.

Interest Expense

Our interest expense is significantly higher in 2011 versus 2010 ($115,728 versus $42,540), principally due to higher debt levels.

Cost of Drilling Operations

We acquired drilling equipment during 2011 and began drilling operations during 2011 in our subsidiary, Treaty Energy Drilling.  Although we had no revenues for the year ended December 31, 2011, we had drilling operations costs of $82,497 for which we had no counterpart during 2010.

Transportation Costs and Production Taxes

Transportation and Production Taxes ($11,203 and $5,069, respectively) represent costs for which there was no counterpart in 2010 since we began producing from the Texas leases only during 2011.

Impairment of Oil and Gas Properties

We impaired $354,872 of costs from our oil and gas capitalized costs during 2011 whose future expected cash flows did not support their carrying values.  We had no counterpart in 2010.

Accretion of Asset Retirement Obligations

We accreted $2,030 of asset retirement obligations, principally on our Texas leases.  We had no counterpart in 2010.

Other Income and Expense Items

We had several items affecting Other Income and Expense, collectively totaling a loss of $1,519,438 for the year ended December 31, 2011 versus a collective gain of $249,433 during 2010.  The principal reason for the difference of $1,768,871 was a loss on retirement of debt of $1,465,644 almost entirely from reduction of debt using common stock whose value on the date of settlement exceeded the nominal amount of the debt by that amount.

Net Loss

Our net loss increased for the year ended December 31, 2011 (a net comprehensive loss attributable to Treaty shareholders of $7,148,812) from the same period in 2010 (a net loss of $769,679) for the reasons set forth above.

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

Plan of Operation

Over the next twelve months we intend to develop the following initiatives:

Texas Projects

Treaty Energy Corporation has completed the funding for their 9 well and 12 well drilling packages on existing leaseholds. The total amount of both these projects, which has now been fully funded, is $2.2 million. The first 12 well project had previously been secured and the same investor group came back to complete the funding for both of these programs. The 12 well program will be drilled to depths of 600-900 ft. With production estimated to be 20-30 BOPD per well, while the deeper 9 well program will be drilled to depths of 2600 ft. to 3000 ft. and production is expected to be between 30-100 BOPD per well.

Treaty Energy has purchased a Wilson Mogul S/D Drilling Rig (the “Wilson Rig”) capable of drilling to 7500 ft. which will be used to drill all of the 9 wells on this current project. Mr. Steve York, President and Chief Operating Officer of Treaty Energy, has also stated that this rig has been contracted to drill 10 wells for an independent operator after the 9 well program is completed. Once these projects are completed and producing, Treaty plans on setting up a drilling program for the Ellenberger zone on several of our existing leases. The Ellenberger is one of the most prolific oil producing zones in Texas history, with successful wells typically producing 800 to 1,500 barrels per day.

Treaty’s existing Failing 2000 ft. rig that has been transported back from Belize will be drilling the 12 well project. This drilling project was begun during May, 2012.

Now that the funding has been secured for both of Treaty Energy’s current 12 well program and the 9 well program, and the drilling rig has been secured for the 9 well program, Treaty will have the ability to drill these two drilling programs simultaneously. Once drilling starts, Treaty will endeavor to fulfill its goal of maximizing production in Texas.

The Belize Project

Treaty Belize Energy Ltd., a subsidiary of Treaty Energy Corporation has drilled it 1st well, the San Juan #2,  to 1,300 ft.  Once the well is cleared of all debris it will be wire line logged. If that proves positive then the well will be completed and production is estimated to come in up to 50 barrels a day. All the pipe, casing, rods, mud pump, pump jack, chemicals and cement are already on route to Belize for the completion of San Juan #2 and moving forward to drill San Juan #1. Treaty has also purchased a water truck for the Belize operation costing $40,000.

The Shramm rig stationed in Belize has completed its scheduled maintenance and now is ready to continue drilling.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	17
Balance Sheets – December 31, 2011 and 2010	18
Results of Operations for the years ended December 31, 2011 and 2010 and for the period from re entry to the Exploratory Stage (July 1, 2009) to December 31, 2011	19
Statement of Changes in Stockholders’ Deficit from December 31, 2008 to December 31, 2011	20
Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period from re entry to the Exploratory Stage (July 1, 2009) to December 31, 2011	21
Notes to Financial Statements	22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Treaty Energy Corporation
(An Exploratory Stage Company)

We have audited the accompanying balance sheets of Treaty Energy Corporation, (an Exploratory Stage Company) as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended, and for the period from re entry to the Exploratory Stage (July 1, 2009) to December 31, 2011.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Treaty Energy Corporation as of December 31, 2011 and 2010, and the results of its operations, changes in stockholders' deficit and cash flows for the periods noted above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had negative cash flows from operations and a working capital deficit as of December 31, 2011, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
Houston, Texas
www.mkacpas.com

June 11, 2012

TREATY ENERGY CORPORATION

(An Exploratory Stage Company)
Consolidated Balance Sheets
As of December 31, 2011 and 2010

	December 31, 2011	December 31, 2010

ASSETS

Cash and equivalents	$14,716	$148
Accounts receivable	23,438	-
Total current assets	38,154	148

Oil and gas properties - proved (successful efforts method)	105,494	-
Oil and gas properties - unproved	48,075	212,448
Oilfield support equipment	1,141,701	40,101
Less: accumulated depreciation, depletion and amortization	(125,439)	(125)
Net oil and gas properties	1,169,831	252,424

Other property, plant and equipment, net of accumulated depreciation of $53,135 and $0 at December 31, 2011 and 2010, respectively	494,473	1,759
Other assets	65,363	-
Carved out interests, net of accumulated amortization of $3,879 and $0 at December 31, 2012 and 2011, respectively	76,005	-

TOTAL ASSETS	$1,843,826	$254,331

LIABILITIES

Accounts payable and accrued liabilities	$742,612	$469,775
Notes and accrued interest to related parties	-	298,722
Notes and accrued interest payable, net of discounts of $3,984 and $0, respectively	829,095	717,202
Total current liabilities	1,571,707	1,485,699

Asset retirement obligation	130,397	-
Deferred revenue	545,507	-

Total non-current liabilities	675,904	-

TOTAL LIABILITIES	2,247,611	1,485,699

COMMITMENTS AND CONTINGENCIES

Class A convertible preferred shares, 36,000 shares authorized, 12,000 and 0 shares issued and outstanding at December 31, 2011 and 2010, respectively.	60,000	-

STOCKHOLDERS' DEFICIT AND NON-CONTROLLING INTERESTS

Preferred stock - par value $0.001, 50 million shares authorized, none issued or outstanding at December 31, 2011	-	-
Common stock – par value $0.001, 750 million shares authorized. 746,449,069 and 496,605,424 shares issued and 737,446,069 and 496,605,424 shares outstanding at December 31, 2011 and 2010, respectively.	746,449	496,605
Additional paid in capital	8,730,631	527,483
Common stock payable	85,875	204,000
Treasury stock	(355,500)	-
Accumulated loss - pre-exploration stage	(644,829)	(644,829)
Accumulated loss	(8,963,829)	(1,814,627)
Accumulated other comprehensive income	390	-

Total stockholders' deficit attributable to Treaty Energy Corporation shareholders	(400,813)	(1,231,368)

Non-controlling interests	(62,972)	-
Total stockholders' deficit	(463,785)	(1,231,368)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,843,826	$254,331

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploratory Stage Company)
Consolidated Statements of Operations
For the Years Ended December 31, 2011 and 2010
And from Re-entry to the Exploratory Stage (July 1, 2009)
to December 31, 2011

			From Re Entry
			to the Exploration
	Year Ended December 31,		Stage
	2011	2010	(7/1/09) to 12/31/11
REVENUES
Sales of oil	$116,241	$448	116,689
Total revenues	116,241	$448	116,689

EXPENSES
Lease operating expenses	766,279	460,137	1,241,599
Cost of drilling operations	82,497		82,497
Transportation costs	11,203	-	10,849
Production taxes	5,069	-	4,717
Impairment of oil and gas properties	354,872	-	766,284
General and administrative	4,399,624	559,298	5,571,425
Depreciation, depletion and amortization	185,199	125	185,324
Accretion of asset retirement obligation	2,030	-	2,030
Total expenses	5,806,773	1,019,560	7,864,725

Operating loss	(5,690,532)	(1,019,112)	(7,748,036)

OTHER INCOME AND EXPENSE ITEMS
Gains / (losses) on dispositions of properties	61,933	291,973	353,906
Gains / (losses) on retirements of debt	(1,465,644)	-	(1,465,644)
Interest expense	(115,728)	(42,540)	(164,824)
Interest income	1		1
Net loss	(7,209,970)	(769,679)	(9,024,597)

Less: loss attributable to non-controlling interests	60,768	-	60,768
Net loss attributable to Treaty Energy	(7,149,202)	(769,679)	(8,963,829)
Foreign currency translation gain (loss)	390	-	390
Add: loss attributable to non-controlling interests	(60,768)	-	(60,768)
Total comprehensive loss	(7,209,580)	(769,679)	(9,024,207)

Less: comprehensive loss attributable to non-controlling interests	60,768	-	60,768
Comprehensive loss attributable to Treaty Energy	(7,148,812)	(769,679)	(8,963,439)

Net loss per common shares - basic and diluted	$(0.01)	$0.00
Weighted average common shares outstanding - basic and diluted	659,779,623	496,605,424

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploratory Stage Company)
Consolidated Statement of Changes in Stockholders’ Deficit
For the Period from December 31, 2008 to December 31, 2011

	Common Stock		Treasury Stock		Additional Paid In Capital	Common	Pre-Exploration	Exploration	Accumulated Other Comprehensive Income	Non-Controlling Interests
	Shares	Amount	Shares	Amount		Stock Payable	Stage Losses	Stage Losses			Total
Balances, December 31, 2008	460,061,553	460,062	-	-	(629,320)	-	-	(487,587)	-	-	(656,845)

Cashless exercise of options	49,148	49			(49)						-
Cash provided by a related party

Expenses paid on behalf of the Company by a related party:					104,000						104,000
Paid in cash					61,822						61,822
Paid in stock					162,695						162,695

Interest imputed on notes payable					10,090						10,090
Acquisitions of oil and gas properties	7,000,000	7,000			168,000						175,000
Stock for services	4,000,000	4,000			48,400						52,400
Sale of stock for cash	3,000,000	3,000			36,000						39,000
Officer and director compensation	7,886,776	7,886			316,831						324,717
Retirement of debt	14,607,947	14,608			197,219						211,827
Net loss, year ended 12/31/09							(644,829)	(557,361)			(1,202,190)
											-
Balances, December 31, 2009	496,605,424	496,605	-	-	475,688	-	(644,829)	(1,044,948)	-	-	(717,484)

Expenses paid by a related party					1,155						1,155
Interest imputed on notes payable					7,812						7,812
Vesting of deferred compensation					42,828						42,828
Stock payable to consultant						204,000					204,000
Net loss, for year ended 12/31/10								(769,679)			(769,679)

Balances, December 31, 2010	496,605,424	496,605	-	-	527,483	204,000	(644,829)	(1,814,627)	-	-	(1,231,368)

Stock issued for:
Cash	21,601,441	21,601			332,148	20,000					373,749
Services	89,031,616	89,032			2,874,361						2,963,393
Exitnguishment of stock payable	15,000,000	15,000			189,000	(204,000)					-
Acquisition of oil and gas properties	6,000,000	6,000			77,400						83,400
Acquisition of equipment	11,283,333	11,283			156,417						167,700
Extinguishment of debt and interest	76,918,502	76,919			3,168,398						3,245,317
Reimbursement of shareholder	26,808,753	26,809			(26,809)						-
Conversion of preferred stock	3,200,000	3,200			116,800						120,000

Purchase of treasury shares			20,000,000	(790,000)							(790,000)
Sale of treasury shares			(11,000,000)	434,500	(214,500)	26,875					246,875
Foregivness of debt					679,948						679,948
Stock payable related to debt issuance						39,000					39,000
Foregivenss of accrued expenses					91,363						91,363
Imputed interest					35,853						35,853
Sale of equity interest in subsidiary					102,204					(2,204)	100,000
Conversion of related-party debt for over-riding royalty interests					620,565						620,565
Effect of foreign currency translation									390		390

Net loss								(7,149,202)		(60,768)	(7,209,970)

Balance, December 31, 2011	746,449,069	$746,449	9,000,000	(355,500)	$8,730,631	$85,875	$(644,829)	$(8,963,829)	$390	$(62,972)	$(463,785)

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploratory Stage Company)
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010
And from Re-entry to the Exploratory Stage (July 1, 2009)
to December 31, 2011

			From Re Entry to the
	Year Ended December 31,		Exploration Stage
	2011	2010	(7/1/09) to 12/31/11

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,209,970)	(769,679)	(9,024,597)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	185,199	125	185,324
(Gain) / loss on sales of oil and gas interests	(61,932)	(291,972)	(353,904)
(Gain) / loss on debt settlements	1,465,644	-	1,465,644
Royalty interests issued for services and interest	15,692	-	15,692
Impairment of oil and gas assets	354,872	-	766,284
Amortization of discounts on notes payable	45,854	21,254	67,108
Amortization of deferred revenue	(27,866)	-	(27,866)
Accretion of asset retirement obligation	2,030	-	2,030
Stock based compensation	2,963,393	246,828	3,587,338
Interest imputed on related-party notes	35,853	7,812	47,571

Changes in operating assets and liabilities:
Accounts receivable	(23,438)	-	(23,438)
Inventories	34,254	-	34,254
Accounts payable and accrued liabilities	806,945	174,957	1,001,590
Officer and director liabilities	-	257,972	428,364
Interest payable	6,290	15,174	23,804
Prepaid expenses and other	(65,362)	6,678	(65,362)

Net cash used in operating activities	$(1,472,542)	(330,851)	(1,870,164)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and gas properties	(150,000)	(235,475)	(385,475)
Development of oil and gas properties	(26,984)	(40,101)	(67,085)
Sale of equity interest in subsidiary	100,000	-	100,000
Purchases of other fixed assets	(422,786)	(1,759)	(424,545)
Proceeds from sales of oil and gas properties	166,925	445,000	611,925
Proceeds from sales of ORRI and production	600,000	-	600,000
payment - deferred revenue
Cash received for future purchase option in potential subsidiary	25,000	-	25,000

Net cash provided by investing activities	$292,155	167,665	459,820

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) to related parties	770,424	46,334	841,733
Proceeds from notes payable	350,000	122,000	472,000
Principal payments on notes payable	(548,465)	(5,000)	(553,465)
Common stock issued for cash	373,749	-	412,749
Sale of treasury shares for cash	246,875	-	246,875
Bank overdraft	1,982	-	1,982

Net cash provided by / (used in) financing activities	$1,194,565	163,334	1,421,874

Foreign currency translation gain	390	-	390
Net increase / (decrease) in cash and cash equivalents	14,568	148	11,920
Cash and cash equivalents, beginning of period	148	-	2,796
Cash and cash equivalents, end of period	$14,716	$148	$14,716

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	17,791	-	17,791
Cash paid for income taxes	-		-

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES
Shares issued for retirement of related and non-related debt	3,245,316	-	3,457,143
Common shares issued to acquire equipment and oil and gas properties	251,100	-	426,100
Preferred shares issued for acquisition of oil and gas properties	180,000	-	180,000
Acquisition of oil and gas for promissory note	300,000	-	300,000
Equipment purchases with promissory notes	25,000	-	25,000
Revenue interests issued for related party and non-related party debt relief	765,000	-	765,000
Acquired asset retirement obligations and revisions	129,084	-	129,084
Promissory notes issued for acquisitions of equipment and oil and gas properties	935,581	-	935,581
Company debts paid by related parties	147,000	-	147,000
Common shares issued to extinguish stock payable	204,000	-	204,000
Common shares issued as enticement on promissory note recorded as discount	39,000	-	39,000
Treasury shares purchased with increase in related-party note	790,000	-	790,000
Debt forgiven by related party taken as increase in equity	771,310	-	771,310
Shares issued to reimburse shareholder	26,808	-	26,808
Conversion of preferred stock to common	120,000	-	120,000
Equipment given in exchange for debt relief	69,011	-	69,011
ORRI issued as enticement on promissory notes recorded as discount	1,570	-	1,570
Gains on ORRI related-party sales recorded to Additional Paid in Capital	620,565	-	620,565

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
(An Exploratory Stage Company)
Notes to Consolidated Financial Statements

Note 1 -   Organization and Nature of Business

Treaty Energy Corporation, formerly known as Alternate Energy Corp., (“Treaty”, “the Company”, “we”, or “us”) was incorporated as COI Solutions, Inc. in the State of Nevada in August, 1997.

We incorporated as COI Solutions, Inc. on August 1, 1997 as a Nevada corporation. On May 22, 2003, we acquired all the assets of AEC I Inc., formerly known as Alternate Energy Corporation, and changed our name to Alternate Energy Corp. We commenced active business operations on June 1, 2003 and were an exploration stage company under Codification Topic No. 915 developing alternate renewable energy sources.

The Company merged with Treaty Petroleum, Inc., a Texas Corporation under a transaction commonly referred to as a reverse merger.  With the change in ownership in December 2008, we embarked on a new business plan, focusing on oil and gas production.

We are an oil producing company.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The financial statements of the Company have been prepared in accordance with Generally Accepted Accounting Principals in the United States.  Accounting policies used by us and our subsidiaries conform to US GAAP. Significant policies are discussed below. Our consolidated accounts include our accounts and the accounts of our wholly-owned subsidiaries and subsidiaries of which we own a 50% interest or greater.

These consolidated financial statements include the accounts of the parent company Treaty Energy Corporation, the wholly owned subsidiaries: Treaty Energy Drilling, LLC and C&C Petroleum Management, LLC, and the majority owned subsidiary: Treaty Energy Belize, LLC. All intercompany transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of 3 months or less to be cash equivalents. The Company’s bank accounts periodically exceed federally insured limits. The Company maintains its deposits with high quality financial institutions and, accordingly, believes its credit risk exposure associated with cash is remote.  There were no cash equivalents as of December 31, 2011 and 2010.

Accounts Receivable

Accounts receivable consists of amounts due for the sale of oil.   Accounts receivable are evaluated for collectability based upon the financial condition of the customer and the age of the amount due.  Amounts due to us for oil and gas receivables were $23,438 and $0 at December 31, 2011 and 2010, respectively.

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

Revenue Recognition

Oil revenue is recognized when persuasive evidence of an arrangement exists, our oil is delivered, the fee is fixed and determinable and collectability is reasonably assured.

Sales of Mineral Interests

From time to time we sell over-riding royalty (“ORRI”) and working interests in our properties to raise cash or to settle obligations.

For sales of interests in proved properties, we allocate a portion of the accumulated intangible lease costs, including acquired asset retirement obligations, to the sale of these working interests and record a gain or loss between the value of consideration received upon the sale and the allocated portion of the accumulated intangible costs., recording the gain or loss in the Other Income and Expense Items of our Consolidated Statement of Operations.  In the case of a sale to a related party, any potential gain is recorded as an increase to Additional Paid in Capital.

For sales of interests in unproved properties, the proceeds received are treated as cost recoveries for the properties disposed of and the property is credited with no gain or loss unless the proceeds exceed the carrying value of the property disposed of or the proceeds received indicate the property’s cost is above fair market value. In a case indicating an impairment is necessary the property would be impaired down to its fair value.

Carved-Out Interests

A carved-out interest is one where an obligation is expressed not in monetary terms, but as an obligation to deliver, free and clear of all expenses associated with the operation of the property, a specified quantity of oil or gas out of a specified share of future production.  We follow Accounting Standards Codification Topic 932 – Extractive Activities – Oil and Gas (“ASC 932”) in accounting for carved-out interests.  ASC 932 requires that no gain or loss be recognized in recording the sale of a carved-out interest because the seller has a substantial future obligation for future performance.  As such, we recognize the consideration received as unearned revenue to be recognized as the oil or gas is delivered.   The percentage of the related oil and gas assets is reclassified to other assets, is recorded at cost and amortized by the unit-of-production method as delivery takes place.

Treasury Stock

We record treasury stock purchases at cost, which includes incremental direct transaction costs. Amounts are recorded as reductions in shareholders’ equity in the consolidated balance sheets.

Stock-Based Compensation

Stock options and other stock-based compensation issued to employees, directors and consultants are recorded at grant-date fair value and are expensed over the requisite service period.  Stock-based compensation to non-employees is re-measured at each reporting period until the instrument vests which represents the final measurement date.

Non-controlling interests

We account for changes in our controlling interests of subsidiaries according to Accounting Codification Standards 810 – Consolidations (“ASC 810”).  ASC 810 requires that we record such changes as equity transactions, recording no gain or loss on such a sale.

Our non-controlling interests arise from the sale of equity in our Belize subsidiary. It represents the portion of our Belize subsidiary that we do not own.  ASC 810 requires that we account for the equity and income or loss on that operation separately from other Treaty Energy Corporation activity.  In the equity section of our Consolidated Balance Sheet, we present the portion of the negative equity attributable to non-controlling interests in the Belize subsidiary.  In our Consolidated Statement of Operations, we present the portion of current period net loss in our Belize subsidiary attributable to non-controlling interests.

Class A Convertible Preferred shares

We account for convertible instruments depending on the nature and attributes contained within the instrument.  During the year ended December 31, 2011, we issued 36,000 shares of Class A Convertible Preferred shares.

Because these shares are conditionally redeemable under circumstances that are not within the control of the Company, they were accounted for outside of permanent equity and liabilities consistent with the applicable literature on conditionally redeemable preferred stock.  The instruments are carried at their redemption values and were evaluated for beneficial conversion features on the grant date.  None were present.  See Note 7 for a complete description of this transaction.

Purchase Price Allocations

We occasionally acquire assets and assume liabilities in transactions accounted for as business combinations. In connection with a purchase business combination, the acquiring company must allocate the cost of the acquisition to assets acquired and liabilities assumed based on fair values as of the acquisition date. Deferred taxes must be recorded for any differences between the assigned values and tax bases of assets and liabilities. Any excess of the purchase price over amounts assigned to assets and liabilities is recorded as goodwill. Any excess of amounts assigned to assets and liabilities over the purchase price is recorded as a gain on bargain purchase. The amount of goodwill or gain on bargain purchase recorded in any particular business combination can vary significantly depending upon the values attributed to assets acquired and liabilities assumed.

In estimating the fair values of assets acquired and liabilities assumed in a business combination, we make various assumptions. The most significant assumptions relate to the estimated fair values assigned to proved and unproved crude oil and natural gas properties. If sufficient market data is not available regarding the fair values of proved and unproved properties, we must prepare estimates. To estimate the fair values of these properties, we prepare estimates of crude oil and natural gas reserves. We estimate future prices to apply to the estimated reserves quantities acquired, and estimate future operating and development costs, to arrive at estimates of future net cash flows. For estimated proved reserves, the future net cash flows are discounted using a market-based weighted average cost of capital rate determined appropriate at the time of the acquisition. The market-based weighted average cost of capital rate is subjected to additional project-specific risking factors. To compensate for the inherent risk of estimating and valuing unproved reserves, the discounted future net cash flows of probable and possible reserves are reduced by additional risk-weighting factors.
imated deferred taxes are based on available information concerning the tax bases of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known.

Estimated fair values assigned to assets acquired can have a significant effect on results of operations in the future. A higher fair value assigned to a property results in higher DD&A expense, which results in lower net earnings. Fair values are based on estimates of future commodity prices, reserves quantities, operating expenses and development costs. This increases the likelihood of impairment if future commodity prices or reserves quantities are lower than those originally used to determine fair value, or if future operating expenses or development costs are higher than those originally used to determine fair value. Impairment would have no effect on cash flows but would result in a decrease in net income for the period in which the impairment is recorded.

Asset Impairments

We assess proved crude oil and natural gas properties and other investments for possible impairment at least annually at year-end, or earlier, when circumstances indicate that the recorded carrying values of the assets may not be recoverable. We recognize an impairment loss as a result of an event that causes us to consider the possibility that impairment may have occurred and when the estimated undiscounted future cash flows from a property or other investment are less than the carrying value. If impairment is indicated, the carrying values are written down to fair value, which, in the absence of comparable market data, is estimated using a discounted cash flow method. In our cash flow method, cash flows are discounted using a risk-adjusted rate and compared to the carrying value for determining the amount of the impairment loss to record. Estimated future cash flows are based on management’s expectations for the future and include estimates of crude oil and natural gas reserves and future commodity prices, revenues and operating and development costs. Negative revisions in estimates of reserves quantities or expectations of falling commodity prices or rising operating or development costs could result in a reduction in undiscounted future cash flows and could indicate property impairment.

During 2011, we assessed proved properties for possible impairment due to lack of estimated future production and/or changes in our intended use. Certain assets were determined to be impaired and were written down to their estimated fair values under a discounted cash flow model. The discounted cash flow model included management’s estimates of future oil and gas production; commodity prices based on forward commodity price curves at the date of the estimate; operating and development costs, and discount rates.

We recorded total pre-tax (non-cash) asset impairment charges of $354,872 in 2011 and none in 2010.

Foreign Currency Translation

The Belize dollar is considered the functional currency for our Belize subsidiary. Transactions that are completed in Belize Dollars are translated into US dollars in the financial statements at prevailing foreign exchange rates. Assets and liabilities are translated on the balance sheet date, revenues and expenses are translated during the period incurred, and equity is translated based on their historical exchange rates. Gains and losses on foreign currency translation are recorded within other comprehensive income.

There were no foreign currency transaction gains or losses during the years presented in these financial statements.

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

See Note 8 for our reconciliation of income tax expense and deferred income taxes as of and for the years ended December 31, 2011 and 2010.

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

●	Level 1. Observable inputs such as quoted market prices in active markets.
●	Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly:, and
●	Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

See Note 10 – Fair Value Measurements and Disclosures.

Accounting for Conditional Asset Retirement Obligations

In June, 2006, the Company adopted the accounting guidance with respect to accounting for conditional obligations.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The Company estimates a fair value of the obligation on each well in which it owns an interest by identifying costs associated with the future dismantlement and removal of production equipment and facilities and the restoration and reclamation of a production operation’s surface to a condition similar to that existing before oil and natural gas extraction began.

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

At December 31, 2011, we had $130,397 of asset retirement obligations.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011. ASU 2011-05 will become effective for the Company on January 1, 2012. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements. This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material impact on our financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The adoption of ASU 2011-02 is not expected to have a material impact on our financial position or results of operations.

Accounting for Business Combinations

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $1,472,542 in 2011, $330,851 in 2010, and a working capital deficit of $1,533,553 at December 31, 2011.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through debt.

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

Joseph Schwallie #1

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

On June 22, 2011, we entered into an agreement creditor to convert a $55,000 liability into 2.5 million shares of common stock.  We valued the shares at the closing price on the grant date, crediting equity with $97,500, reducing our liability by $55,000 with an offsetting loss on extinguishment of debt of $42,500.

Robin Moody #1

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

On June 15, 2011, we entered into an agreement with the holder of the $55,000 note to convert the debt into a 1% royalty interest in all existing and future Texas leases.  We allocated a portion of the carrying values of the Texas leases to the sale of the royalty interest, reduced the carrying value of the oil and gas property by $6,015. Since the holder of the note was a related party, we recorded a credit to Additional Paid in Capital of $48,985 instead of recording a gain on the sale.

Additionally, on June 16, 2012, we entered into an agreement with the holder of the $20,000 note to convert the outstanding debt into common stock.  This was done in conjunction with the conversion of $100,000 of debt related to our Belize acquisition.

We issued 8,250,000 shares to eliminate the debt.  We valued the shares at the grant date ($330,000), removing the $120,000 of unpaid principal and $5,761 of unpaid interest, resulting in a loss on conversion of $204,239.

Herbert Groce #1

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

Belize Concession and Joint Venture with Princess Petroleum Ltd.

On April 20, 2010, we entered into a 50/50 Joint Venture agreement with Princess Petroleum Limited, a company organized under the laws of Belize to explore for oil and gas on approximately 2 million acres in Belize.  The country of Belize is located in Central America, in the south of the Yucatan Island to the southeast of Mexico. It is surrounded by Mexico in the north, by Guatemala in the west and south and by the Caribbean Sea in the east.  Prior to becoming an independent country in 1981, Belize was known as British Honduras.

A major shareholder of the Company paid $100,000 cash as required under the agreement.  We have recorded our basis in the $100,000 property and the corresponding debt to our shareholder.

On July 15, 2010, we sold a 10% interest (5% total) working interest in our Belize concession for $250,000 in cash.

On September 2, 2011, we sold a 25% working interest (50% of Treaty’s working interest) in Belize well numbers 1 and 2 to an investor for $156,925 in cash.

Recent Acquisitions

Acquisition of the Compton (Hope) Field

On March 30, 2011, we closed our asset acquisition of the Compton (Hope) field in Texas which consists of developed, non-producing wells.  We initially paid $50,000 in cash, gave a note payable in the amount of $300,000 payable in 12 monthly installments. We also paid 6 million shares of common stock which we valued at the closing price on March 30, 2011 (the date of the original agreement) and valued the shares at $83,400.  In addition, we issued 36,000 shares of Class A Convertible Preferred Stock whose terms and accounting treatment are enumerated below.

The 36,000 shares of Class A Convertible Redeemable Preferred Stock (the “Preferred Stock”), stated value $5 per share, are convertible in three separate tranches: 12,000 shares are convertible at $0.03 per share, 12,000 at $0.05 per share and 12,000 at $0.10 per share.  Therefore, tranche 1 would convert into 2 million shares (12,000 times $5 divided by $0.03), tranche 2 into 1.2 million shares and tranche 3 into 600,000 shares.  The conversion price of all tranches was greater than market price of our common stock on the date of grant, therefore no beneficial conversion feature was recorded for the redeemable preferred shares.  In the event that the Company’s stock price does not reach the level that would trigger conversion by April 8, 2013, then the Company would be liable for payment of $60,000 per tranche, or $180,000 in total. These shares were recorded upon issuance at the face value of the shares equal to the $180,000 total. The unconverted portion remaining as of December 31, 2011 equal to 12,000 shares with a value of $60,000, has been classified outside of permanent equity and liabilities based on the conditional redemption features of the shares

Based on the lack of estimated proved reserves associated with this property it was determined that the necessary inputs required in a business combination were not present, and therefore the acquisition was considered an asset acquisition rather than a business combination.

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

We allocated the purchase price to inventories, well equipment and intangible lease costs using their relative fair values and recorded assets as follows:

Oil inventories	34,254
Tangible well equipment	426,460
Intangible lease costs	152,686
Total purchase price allocated	$613,400

In addition to the consideration explicitly given for this property, we also inherited $9,930 of asset retirement obligations and expended $13,161 in development costs, bringing the carrying values before dispositions and impairments.  A summary of oil and gas asset acquisitions and dispositions is given at the end of this explanatory note.

During 2011, we collectively sold 23.05% of the net royalty interests in these leases to investors.  We allocated $36,760 of carrying value and netted these costs against the proceeds of the royalty sales in calculating the gain or loss on the royalty disposition.

The remaining net royalty interest to Treaty at year end for these leases is 56.95% before considering the carved-out interest of 15% payable until daily production exceeds 200 barrels.

On April 8, 2011, we made a cash payment of $15,000 on the outstanding promissory note, bringing the note balance to $285,000.

On June 28, 2011, we entered into an agreement with the previous owners of C&C Petroleum to settle the outstanding note for 8,906,250 shares.  We valued the shares at the closing price on the date of the agreement, crediting capital with $356,250, retiring the obligation of $285,000 and recording a loss on conversion of debt of $71,250.

Acquisition of the Great Eight leases in Texas

On May 31, 2011, we acquired eight producing leases in Texas for $700,000, with $50,000 paid at closing and issuing a promissory note for the difference.  The asset was treated as a business acquisition.  Subsequent to closing, the seller incurred an additional expenses totaling $42,538.  The promissory note was changed to $692,538 to reflect the additional expenses.

Due to the wells being in production this acquisition was considered a business combination.  This determination was made based on the property acquired having proved and producing reserves which provided the necessary inputs combined with the processes applied by the Company to create a revenue stream (output). US GAAP defines a business as an asset or group of assets that by themselves or with a market participant have the presence of the necessary inputs and processes to create outputs.

We allocated the purchase price to well equipment and intangible lease costs using their fair values and recorded assets as follows:

Tangible well equipment	434,900
Intangible lease costs	265,100
Total purchase price allocated	$700,000

In addition to the consideration explicitly given for this property, we also inherited $82,963 of asset retirement obligations and bringing the carrying value before dispositions and impairments to $782,963.  A summary of oil and gas asset acquisitions and dispositions is given at the end of this explanatory note.

During 2011, we collectively sold 23.05% of the net royalty interests in these leases to investors.  We allocated $94,127 of carrying value and netted these costs against the proceeds of the royalty sales in calculating the gain or loss on the royalty disposition.

The remaining net royalty interest to Treaty in these leases varies from 51.95% to 60.95% before considering the carved-out interest of 15% payable until daily production exceeds 200 barrels.

Pro Forma Financial Information

Pro Forma Financial Information (Unaudited)

As discussed in Note 4, we acquired the Great 8 lease during the year ended December 31, 2011.  We accounted for the acquisition as a business combination according to ASC 805 – Business Combinations.

The following table summarizes the pro forma effects on consolidated results of operations for the years ended December 31, 2011 and 2010 assuming the acquisition actually occurred on January 1, 2010. The table presents the actual financial results as presented in the audited income statement, the unaudited results of operations for the lease prior to the acquisition date, and the unaudited pro forma results of operations assuming the lease was held for the entire periods presented.

	Year Ended December 31, 2010			Year Ended December 31, 2011
	As Originally Reported	Operating Activity	Pro Forma	As Originally Reported	Operating Activity	Pro Forma
REVENUES
Sales of oil	$448	$462,636	$463,084	$116,241	$165,638	$281,879
Total revenues	448	462,636	463,084	116,241	165,638	281,879

EXPENSES
Lease operating expenses	460,137	331,349	791,486	766,279	188,680	954,959
Cost of drilling operations	-	-	-	82,497	-	82,497
Transportation costs	-	39,179	39,179	11,203	27,145	38,348
Production taxes	-	17,738	17,738	5,069	12,290	17,359
Impairment of oil and gas properties	-	-	-	354,872	-	354,872
General and administrative	559,298	-	559,298	4,399,624	-	4,399,624
Depreciation, depletion and amortization	125	13,800	13,925	185,199	6,900	192,099
Accretion of asset retirement obligation	-	4,206	4,206	2,030	1,753	3,783
Total expenses	1,019,560	406,272	1,425,832	5,806,773	236,768	6,043,541

Operating income / (loss)	(1,019,112)	56,364	(962,748)	(5,690,532)	(71,130)	(5,761,662)

OTHER INCOME AND EXPENSE ITEMS
Gains / (losses) on dispositions of properties	291,973	-	291,973	61,933	-	61,933
Gains / (losses) on retirements of debt	-	-	-	(1,465,644)	-	(1,465,644)
Interest expense	(42,540)	(16,722)	(59,262)	(115,728)	(6,968)	(122,696)
Interest income	-	-	-	1	-	1
NET LOSS	(769,679)	39,642	(730,037)	(7,209,970)	(78,097)	(7,288,067)

Less: loss attributable to non-controlling interests	-	-	-	60,768	-	60,768
Net loss attributable to Treaty Energy	(769,679)	39,642	(730,037)	(7,149,202)	(78,097)	(7,227,299)
Foreign currency translation gain (loss)	-	-		390		390
Total comprehensive loss	(769,679)	39,642	(730,037)	(7,209,580)	(78,097)	(7,287,677)
Less: comprehensive loss attributable to non-controlling interests	-	-	-	60,768	-	60,768
Comprehensive loss attributable to Treaty Energy	$(769,679)	$39,642	$(730,037)	$(7,148,812)	$(78,097)	$(7,226,909)

Net loss per common shares - basic and diluted	$(0.00)		$(0.00)	$(0.01)		$(0.01)
Weighted average common shares outstanding - basic and diluted	496,605,424	-	496,605,424	659,779,623	-	659,779,623

A summary of the balance of the promissory note on the Great Eight leases at December 31, 2011 is as follows:

Description	Amount
Beginning balance	692,538
Interest accrued	11,937
Principal and interest payments	(350,256)
Balance at December 31, 2011	354,219

Purchase of the Shotwell leases in Texas

On May 25, 2011, we acquired two developed, non-producing leases in Texas for $170,000 paying $50,000 at closing and $120,000 subsequent to closing.  This was treated as an asset acquisition.

Based on the lack of estimated proved reserves associated with this property it was determined that the necessary inputs required in a business combination were not present, and therefore the acquisition was considered an asset acquisition rather than a business combination.

We allocated the purchase price to well equipment and intangible lease costs using their relative fair values and recorded assets as follows:

Tangible well equipment	78,560
Intangible lease costs	91,440
Total purchase price allocated	$170,000

In addition to the consideration explicitly given for this property, we also inherited $14,896 of asset retirement obligations and bringing the carrying value before dispositions and impairments to $184,896.  A summary of oil and gas asset acquisitions and dispositions is given at the end of this explanatory note.

During 2011, we collectively sold 22.55% of the net royalty interests in these leases to investors.  We allocated $94,127 of carrying value and netted these costs against the proceeds of the royalty sales in calculating the gain or loss on the royalty disposition.

The remaining net royalty interest to Treaty in these leases is 64.95% before considering the carved-out interest of 15% payable until daily production exceeds 200 barrels.

Purchase of the Wooldridge lease in Texas

On November 30, 2011, we acquired two developed, non-producing leases in Texas for $170,000 payable in multiple installments.  This was treated as an asset acquisition.  As the promissory note contained no interest payment stipulation, we discounted the expected payments at 8% and recorded the discounted value of the note at $165,581, with a discount of $4,419 to be amortized over the term of the note.

Based on the lack of estimated proved reserves associated with this property it was determined that the necessary inputs required in a business combination were not present, and therefore the acquisition was considered an asset acquisition rather than a business combination.

We allocated the purchase price to well equipment and intangible lease costs using their relative fair values and recorded assets as follows:

Tangible well equipment	147,859
Intangible lease costs	17,722
Total purchase price allocated	$165,581

In addition to the consideration explicitly given for this property, we also inherited $11,311 of asset retirement obligations and bringing the carrying value before dispositions and impairments to $176,892.  A summary of oil and gas asset acquisitions and dispositions is given at the end of this explanatory note.

During 2011, we collectively sold 27.55% of the net royalty interests in these leases to investors.  We allocated $6,237 of carrying value and netted these costs against the proceeds of the royalty sales in calculating the gain or loss on the royalty disposition.

The remaining net royalty interest to Treaty in these leases is 49.45% % before considering the carved-out interest of 15% payable until daily production exceeds 200 barrels.

As of December 31, 2011, unpaid principal balance on this note was $120,000.  We amortized $436 of the $4,419 note discount to interest expense.  We amortized the discount using the Straight Line Method over the term of the note as this resulted in no material difference in what would have been amortized under the Effective Interest Method.  The carrying value of the Wooldridge note at December 31, 2011 was $116,017.

Sales of Royalty Interests

During the year ended December 31, 2011, we extinguished $685,000 of related-party debt by issuing over-riding royalty interests (“ORRI”) to related parties and creditors of related parties totaling 12.3% in existing and future Texas leases.  We allocated a portion of the accumulated historical cost of these Texas leases to the transfer of the ORRI, reducing the carrying values of the Texas leases by $74,435.  In addition to the above, and since we received $10,000 in cash as part of the above transactions, we credited the excess of value received ($685,000 in debt reduction and $10,000 in cash) over the carrying value allocated to the 12.3% ORRI ($74,435) to Additional Paid in Capital for $620,565 rather than a gain since the debts were with related parties.

On July 26, 2011, we entered into an agreement to sell a 3% over-riding royalty interest (“ORRI”) in all current and future Texas leases to a creditor in exchange for a reduction of debt in the amount of $80,000.  We allocated a portion of the accumulated historical cost of these Texas leases to the transfer of the ORRI, reducing the carrying values of the Texas leases by $18,068 and recorded a gain on the sale of the ORRI of $61,932.

Also on July 26, 2011, we entered into an agreement to sell a 1% ORRI in all current and future Texas leases to a creditor in exchange for a future commitment.  We allocated a portion of the accumulated historical cost of these Texas leases to the transfer of the ORRI, reducing the carrying values of the Texas leases by $6,146, charging this amount to expense.

On June 24, 2011, we entered into an arrangement to sell a 1% ORRI in all current and future Texas leases in exchange for a commitment of funding in the future.  We allocated a portion of the accumulated historical cost of these Texas leases to the transfer of the ORRI, reducing the carrying values of the Texas leases by $6,058 charging this amount to expense.

On May 10, 2011, we entered into a $100,000 promissory note on which, as an inducement to make the loan, we transferred a 0.25% interest in all current and future Texas leases.  We allocated a portion of the accumulated historical cost of these Texas leases to the transfer of the ORRI, reducing the carrying values of the Texas leases by $1,570 and recorded charge to interest expense in that amount.

On October 10, 2011, we entered into an agreement to sell a 5% ORRI and a carved-out production payment of 15% for $600,000 in cash.  We allocated a portion of the accumulated historical cost of these Texas leases to the transfer of the ORRI, reducing the carrying values of the Texas leases by $26,628.  The balance was treated as a deferred revenue (see “Carved Out Production Payment” in the section below).

On August 12, 2011, we issued a 0.5% ORRI on certain Texas leases to a creditor as an inducement on debt in the amount of $12,500.    We allocated a portion of the accumulated historical cost of these Texas leases to the transfer of the ORRI, reducing the carrying values of these leases by $2,288 and recorded interest expense of $2,288 due to the short-term nature of the note.

Carved Out Production Payment

In addition to the royalty sales enumerated above, we entered into an agreement with an investor to sell a 5% permanent royalty (included in the royalties enumerated above on a lease-by-lease basis) and a 15% temporary royalty to be paid until production reaches 200 barrels per day (not included in the above royalty sales discussions) for $600,000. The interests for both the 5% permanent and 15% temporary relate to all current and future Texas leases.  The 15% will be paid until daily production exceeds 200 barrels per day at which time the temporary 15% interest reverts back to Treaty.

To account for this transaction, we treated it as two components:  a sale of 5% over-riding royalty interest (“ORRI”), and the other 15% as an advance on a production payment liability.  Since the amount of proceeds to be paid out in the future is not readily determinable and the Company is not responsible for any shortfall in payments related to future production, the temporary 15% interest is treated as a “Carved-Out Production Payment Payable in Product” consistent with ASC 932 – Extractive Activities – Oil and Gas.   Moreover, since the payout amounts are uncertain, no allocation of the proceeds between the 5% ORRI and the 15% temporary ORRI was made, and therefore, no gain or loss was recorded on the transaction.

Consistent with the aforementioned guidance, the cash received related to the 15% carved out production interest is treated as deferred revenue.  The deferred revenue will be recognized with production and payment to the holder.  The proportional amount of carrying value of oil and gas assets has been carved out of other capitalized costs and will be amortized with production to match the costs to the production periods.

Amortization was based on the independent reserve report and is subject to future changes in estimates.

See Note 2 - Asset Impairments for a discussion of our policy regarding asset impairments.

The table on the following page depicts all items affecting the carrying values of our oil and gas properties.

	Balance at 12/31/10	Acquisition Cost	Acquired Asset Retirement Obligation	Revisions of Estimates of Retirement Obligations	Develop. Costs	Sales of Royalty and Working Interests	DD&A	Carved Out Production Payment	Impairment	Carrying Value 12/31/11
PROVED PROPERTIES
Compton (Hope) field	-	152,686	9,930		13,161	(36,759)		(21,950)	(117,068)	-
Texas Great Eight leases	-	265,100	82,963			(70,979)	(18,086)	(40,895)	(130,696)	87,407
The Shotwell leases	-	91,440	14,896			(22,417)		(13,250)	(70,669)	-
The Woodridge leases	-	17,722	11,311			(6,237)		(3,789)	(19,007)	-
TOTAL PROVED PROPERTIES	-	526,948	119,100	-	13,161	(136,392)	(18,086)	(79,884)	(337,440)	87,407
										-
UNPROVED PROPERTIES										-
Belize	205,000					(156,925)				48,075
Tennessee	7,323			9,984			125		(17,432)	-
TOTAL PROVED PROPERTIES	212,323	-	-	9,984	-	(156,925)	125	-	(17,432)	48,075

OILFIELD SUPPORT EQUIPMENT
Compton (Hope) field	-	426,460			13,823		(44,820)			395,463
Texas Great Eight leases	-	434,899					(32,439)			402,460
The Shotwell leases	-	78,560					(11,981)			66,579
The Woodridge leases	-	147,859					(12,384)			135,475
Tennessee	40,101	-					(5,729)			34,372
TOTAL OILFIELD SUPPORT EQUIPMENT	40,101	1,087,778	-	-	13,823	-	(107,353)	-	-	1,034,349

TOTAL OIL AND GAS PROPERTIES	252,424	1,614,726	119,100	9,984	26,984	(293,317)	(125,314)	(79,884)	(354,872)	1,169,831

Note 5 – Notes Payable

At December 31, 2011 and 2010, we have the following liabilities to related and unrelated parties:

	December 31,
	2011	2010
Notes and interest payable related to:
Property acquisition	$470,237	$312,097
Previous officers and directors	174,188	405,105
Other	184,670	-
Total notes and interest payable	829,095	717,202

Related-party notes and interest payable:
Advances from affiliates	-	164,722
Property acquisitions	-	55,000
Accrued compensation to officers and directors	-	79,000
Total related-party notes and interest payable	-	298,722

Total debt, related and non-related	$829,095	$1,015,924

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

Changes from December 31, 2010 to December 31, 2011 are as follows:

Balance, 12/31/10	$405,105
Compensation accrued	31,100
Stock issued to extinguish debt	(269,024)
Balance, 12/31/11	$174,188

Compensation accrued relates to amounts charged by a previous officer for accounting services related to our Exchange Act filings.

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

Liability relating to property acquisitions

Changes from December 31, 2010 to December 31, 2011 are as follows:

Balance, 12/31/10	$312,097
Discount amortization	44,133
Principal payments	(548,465)
Conversion of debt into common stock	(515,761)
Conversion of debt into royalty interest	(80,000)
New debt issued	1,395,000
Discounts recorded on new debt	(4,419)
Interest accruals	14,904
Interest payments	(17,791)
Debts paid by related parties	(147,000)
Seller lease operating expenses incurred at acquisition	42,539
Gain on extinguishment of debt	(25,000)
Balance, 12/31/11	$470,237

Conversions of debt into common stock

On June 30, 2011, we issued 8.25 million shares to convert certain notes payable for debts we owed in connection with our Tennessee and Belize acquisitions.  We valued the shares at the closing price on the grant date, crediting equity with $330,000, reducing interest and principal due to these creditors by $125,761 with an offsetting loss on extinguishment of debt of $204,239.

On June 21, 2011, we issued 2,500,000 shares to convert a note payable related to our Tennessee acquisition in the amount of $55,000.  We valued the shares at the closing price on the grant date, crediting equity with $97,500, extinguishing the $55,000 liability and recording a loss on conversion of $42,500.

On July 19, 2011, the Company issued 8,906,250 shares to convert the acquisition liability owed to C&C Petroleum of $285,000. We valued the shares at the closing price on the grant date, crediting equity with $356,250, extinguishing the $285,000 liability and recording a loss on conversion of $71,250.

On July 18, 2011, we issued 2 million shares to convert a promissory note in the amount of $50,000 related to our Tennessee acquisition.  We valued the shares at the closing price on the grant date, crediting equity with $95,000, extinguishing the $50,000 liability and recording a loss on conversion of $45,000.

Conversion of debt into royalty interests

On July 26, 2011, we entered into an agreement to sell a 3% over-riding royalty interest (“ORRI”) in all current and future Texas leases to a creditor in exchange for a reduction of debt in the amount of $80,000.  We allocated a portion of the accumulated historical cost of these Texas leases to the transfer of the ORRI, reducing the carrying values of the Texas leases by $18,068 and recorded a gain on the sale of the ORRI of $61,932.

Crockett County Leases

As is discussed more thoroughly in Note 4 to our annual report on Form 10-K as of December 31, 2010, we lost the Crockett County, Texas leases due to our failure to hold the leases by production.  At the point the leases were lost, we had net note balance owed of $85,049. The note balance was $150,000 prior to settlement.

The debt was extinguished with a cash payment of $125,000 from a related party on which we were released from any remaining liability on this obligation.  We recorded a $25,000 gain on extinguishment of debt upon settlement. The note balance was $150,000 prior to settlement.

Liabilities relating to our 2010 acquisitions of properties in Tennessee

These liabilities arose in 2010 related to our acquisition of the Robin Moody #1, the Groce #1 and the Joseph Schwallie #1 wells.

On June 15, 2011, we entered into an agreement with a creditor who loaned us money to drill the Robin Moody well in Tennessee to convert the $55,000 balance owed to him into an overriding royalty interest of 1%.

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

Liabilities relating to our current-year oil and gas property acquisitions

We issued several promissory notes throughout the year in relation to the acquisition of oil and gas producing assets and equipment.

New debt related to acquisitions:

●	On May 25, 2011, we acquired two leases in Texas for $170,000 issuing a promissory note. The note was fully repaid during the year.

●	On June 6, 2011, we issued a promissory note in the amount of $25,000 for the purchase of a Schramm Drilling Rig.

●
On May 31, 2011, we issued a promissory note in the amount of $692,539 for the Great 8 leases in Texas, the payment terms of which are: monthly payments including interest and principal with the final payment due on June 1, 2012. This note accrues interest at 5%.  $42,539 was expensed as it represented lease operating expenses rather than acquisition costs.  The Company made cash payments of $338,465 for the year ended December 31, 2012 and has an outstanding unpaid principal balance of $354,074 and $146 of accrued interest at year end.

●
On November 30, 2011, we issued a promissory note in the amount of $120,000 for  two Texas leases.  The promissory note does not contain a provision for interest payments.  We therefore discounted the note at 8% and recorded a debt discount of $4,419.  During the year ended December 31, 2011, we amortized $436 to interest expense and had an unamortized discount balance of $3,983 at year end.  We have made no principal payments on this note during the year.

●
On April 8, 2011, we issued a note payable in the amount of $300,000 for the acquisition of C&C Petroleum Management, LLC, payable in 12 monthly installments.  We made cash payments of $15,000 during the year.  On July 19, 2011, the Company issued 8,906,250 shares to convert the remaining balance owed to C&C Petroleum.  The value of the shares was equal to $356,250 which was recorded to equity at June 30, 2011. The difference between the share value and the value of the liabilities relieved was recorded as a loss for $71,250 during the second quarter.

Other Notes Payable

Changes in other notes payable from December 31, 2010 to December 31, 2011 are as follows:

Balance, 12/31/10	$-
New debt issued	220,000
Interest accruals	2,170
Conversion of debt to common stock	(37,500)
Balance, 12/31/11	$184,670

In this category, new debt recorded amounts to $220,000 involving two instruments, one each for $150,000 and $70,000.

On November 9, 2011, we entered into an agreement with a creditor to supply $700,000 in cash, of which $150,000 had been received as of December 31, 2012.  The agreement does not explicitly state an interest rate, but our repayment schedule implies an interest rate of 18.77%.  The repayment schedule (applying to the full $700,000) is four quarterly installments of $196,000, beginning May 1, 2012.

In June, 2011, we issued a promissory note in the amount of $50,000 for cash in the same amount.  As an inducement to the creditor, we issued a 0.5% over-riding royalty interest (“ORRI”) in the Barnes, Henderson, Long and the Great 8 Texas leases.  We allocated a portion of the carrying value of these leases and recorded a charge to interest expense of $2,288.  In December, 2011, we issued another promissory note to this creditor for $20,000 for cash in the same amount.

The promissory note bears no interest and is due on demand.   On August 12, 2012, we issued 1 million shares to this creditor to retire $37,500 of the unpaid principal.  We valued the shares at the grant date and recorded a reduction of the note of $37,500 and a loss on conversion of debt in the amount of $28,800.

Advances from an Affiliate

This liability relates to transactions between Company affiliates.  Changes from December 31, 2010 to December 31, 2011 are as follows:

Balance, 12/31/10	$298,722
Borrowings from related parties	2,155,617
Principal payments on debt to related parties	(1,385,193)
Issuance of stock to extinguish related-party debt	(1,040,508)
Conversion of related-party debt to royalty interest	(685,000)
Purchases of treasury stock from related parties	790,000
Company debts paid by related parties	147,000
Transfer of equipment to related-party	(68,885)
Discount on related-party debt arising from stock issuance	(39,000)
Amortization of discounts on related-party debt	39,000
Accrued compensation (net)	468,194
Forgiveness of related-party debt	(679,947)
Ending balance	$-

During 2011 the Company issued 36,762,252 shares to extinguish related party debts. All gains resulting upon extinguishment were recorded as increases to additional paid in capital rather than as gains due to the lenders being considered related parties. The total fair value of the shares issued was $1,976,266. The total debt and accrued interest relieved with the extinguishments was $920,508. The loss on extinguishments from these issuances was $1,055,758.

On July 1, 2011 the Company acquired 20,000,000 shares of their previously issued shares from a related party for $790,000. The value of the shares on the date of acquisition was also $790,000. The shares were acquired through increasing the debt owed to the related party for the same amount.

On December 31, 2011 all related party debt holders forgave debt balances owed to them for various cash and other advances as shown above. The total balance relieved with the forgiveness was $679,947.

Accrued compensation to officers and directors

This liability arises from our contract with Andrew Reid, our current CEO pursuant to their employment agreements with the Company.

Change from December 31, 2010 to December 31, 2011 is as follows:

Balance, December 31, 2010	$79,000
Compensation expense	60,000
Stock issued to extinguish debt	(120,000)
Reclassification to accrued expenses	(19,000)
Balance, December 31, 2011	$-

During 2011 the Company issued their CEO 3,500,000 shares to extinguish debts owed to him. The total fair value of the shares issued was $142,000. The total liabilities relieved with the extinguishments was $120,000. The loss on extinguishments from these issuances was $22,000.

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

Our Asset Retirement Obligation was zero at December 31, 2010.  Changes to our Asset Retirement Obligation were as follows:

	December 31,
	2011	2010

Balance, beginning of year	$-	$-
Liabilities assumed on acquired properties	128,367	-
Liabilities settled	-	-
Accretion expense	2,030	-
Revision of existing liabilities	-	-
Balance, end of year	$130,397	$-

Note 7 – Shareholders’ Equity

On January 31, 2011, we amended our articles of incorporation to increase the number of shares authorized from 500 million to 750 million.  At December 31, 2010, we had 496,605,424 shares issued and outstanding.

No shares were issued during the year ended December 31, 2010. During 2010, affiliates paid $1,155 of cash expenses of the Company.  We recorded the expenses and with an offsetting credit to Additional Paid In Capital in that amount.

During the year ended December 31, 2010, we imputed $7,812 of interest on amounts we had recorded as payable to certain persons who were officers, directors and the operator of our Crockett County lease.  The debts at December 31, 2010 amounted to  $156,545 of unpaid principal and $10,637 of accrued interest.  The original promissory notes bear an interest rate of 3% per year. Management feels that that rate does not reflect the actual capital cost of the company and imputes an additional 5% until paid or otherwise retired.

Also during the year ended December 31, 2010, we recognized $42,828 of vesting of shares previously issued to two previous directors.

Also during the year ended December 31, 2010, we recorded 15 million shares to a seismic consultant pursuant to our contract with them dated July 28, 2010.  We valued these shares at the grant date, charging expense with $204,000 and crediting Common stock payable with the same amount. The shares were issued in 2011 and relieved from stock payable to common stock and additional paid in capital with the issuance.

During the year ended December 31, 2011, we issued the following shares:

●	On February 14, 2011, we issued 10,296,609 shares for cash and received $60,750.

●	On March 1, 2011, we issued 1 million shares to a consultant. We valued the shares at the closing price on the date of grant and recorded a charge to general and administrative expense of $8,200.

●
Also on March 1, 2011, we issued 2,250,000 shares to our previous operator in Tennessee to settle contractual amounts owed by us to him.  We valued the shares at the closing price on the grant date and reduced his liability from $20,000 to $1,550 for amounts expensed during the year.

●
On March 3, 2011, we issued 23,500,000 shares to our geoscience consultant in Belize, Patrick Wayne Maloy.  15 million of these shares were for services rendered in 2010.  We reduced our stock payable to the consultant from $204,000 to zero.  8.5 million of these shares were in payment of an aircraft for use on our Belize project.  These shares were valued at the closing price on the date of grant and we recorded our cost basis in the aircraft at $72,250. During the quarter ended September 30, 2011, this aircraft was transferred to a related party to relieve debt to that party of $68,855.  The carrying value of the asset was equal to the debt relieved as of the transfer date.

●	Also on March 3, 2011, we issued 13,597,874 shares to a consultant for work performed. We valued the shares at the closing price on the grant date at $115,582.
·
●	On March 16, 2011, we issued 4 million shares to a previous director. We valued the shares at the closing price on the grant date and charged general and administrative expenses with $34,000.

●
On March 29, 2011, we issued 14 million shares to our previous CEO and Chairman, Randall Newton, for work performed during 2009 and 2010, and repayment of cash contributions made by him.  We valued the shares at the closing price on the grant date, reduced our liability to him from $269,024 to zero, and recorded a gain on retirement of debt of $87,024. This party was not considered to be related to the Company based on his resignation being during 2009 and he not holding a material share interest.

●	On March 31, 2011, we issued 7,900,000 shares to our current CEO and Chairman, Andrew Reid in payment for services. We valued the shares at the closing price on the grant date at $102,700.

●
On April 6, 2011 we issued 1.5 million shares to a consultant for commissions on our Belize acquisition, valuing them at the closing price on the grant date and charging lease operating expense with $22,200.

●
On April 8, 2011, we issued 6 million shares to the seller of one of our Texas acquisitions (see Note 4).  We valued the shares at the closing price on the grant date and included the value of $83,400 the stock in our carrying value of the Texas leases.

●
On May 10, 2011, we issued 3.2 million shares for conversion of tranches 1 and 2 associated with our Texas leases (see Note 4).  We retired $120,000 mezzanine liability included in Commitments and Contingencies.  The conversion was according to the terms of the agreement.  Therefore, no gain or loss was recognized.

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

●
Also on June 22, 2011, we issued an affiliate 77,258,753 shares as reimbursement for personal shares the affiliate used in various deals in Belize, Tennessee, Louisiana and Texas.  Of the 77,258,753, 26,808,753 shares were issued at par because the costs associated with the issuances were recorded in previous periods when the affiliate originally paid the shares to the recipient.  The 26,808,753 shares were:

●	16 million shares issued to a previous director for services during 2009. The shares were valued at the then fair value on the grant date and $209,600 was included in expense.

●	4 million shares issued to a previous director for services during 2009. The shares were valued at the then fair value on the grant date and $19,650 was included in expense.

●	1,068,000 shares were issued to an accredited investor for $10,000 in cash.

●
5,740,753 shares were issued to the previous majority shareholder of Alternate Energy Corporation, the corporation that ultimately became Treaty Energy Corporation through a reverse merger.  The shares reduced the liability to him in the amount of $211,827.

In addition to the above, the difference, or 50,450,000 shares were issued as follows :

●	27,750,000 shares were issued for services. We valued the shares at their grant dates and charged expense with $1,407,500.

●	1 million shares were issued for $12,000 in cash.

●	21,700,000 were issued for reduction of debt. We valued the shares at the grant date, reduced debt by $119,500 and recorded a loss on conversion of $1,052,300.

●
On July 1, 2011, we contracted to provide a broker with 20,000,000 shares at a discounted price over a period of nine months.  On the same date, we issued 11,000,000 million of those shares from Treasury stock that we acquired from a related party.  Total amount due on this contract is $400,000, of which we have been paid $225,000 as of December 31, 2011.  1,343,750 shares valued at $26,875 were accrued within stock payable at 12/31/11.

●	Also on July 01, 2011 we issued 504,500 shares to a consultant for services. We valued the shares at the closing price on the grant date and charged general and administrative expense with $19,928.

●
On July 13, 2011, we issued 1,530,000 shares to various consultants for services.  We valued the shares at the closing price on the grant date and charged general and administrative expense with $71,190.

●	Also on July 13, 2011, we issued 2,000,000 shares to a consultant for services. We valued the shares at the closing price on the grant date and charged general and administrative expense with $79,400.

●
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

●	Also on July 13, 2011, we issued 2,090,119 shares to various investors who paid a total of $48,000.

●
On July 18, 2011, we issued 2,000,000 shares to extinguish a debt from advances by an investor.  We valued the shares as of the date the stock was granted at $95,000.  The value of the debt relieved was $50,000 resulting in a loss of $45,000.

●
On July 19,2011, the Company issued 8,625,000 shares to convert the acquisition liability owed to C&C Petroleum of $285,000. The value of the shares owed was equal to $345,000 which was recorded to stock payable at June 30, 2011. The difference between the share value and the value of the liabilities relieved was recorded as a loss for $60,000 during the second quarter.

●
Also on July 19, 2011, the Company issued 500,000 shares to a consultant for services. We valued the shares at the closing price on the grant date and charged general and administrative expense with $20,000.

●	Also on July 19, 2011, we issued 76,548 shares to an investor who paid $2,000.

●	On July 26, 2011, we issued 1,135,526 shares to a consultant for services. We valued the shares at the closing price on the grant date and charged general and administrative expense with $44,853.

●
Also on July 26, 2011, we issued 2,000,000 shares to our current CEO and Chairman, Andrew Reid in payment of a signing bonus for his contract dated May 1, 2011.  We valued the shares at the closing price on the grant date, and charged general and administrative expense for $137,000.

●
On July 29, 2011, we issued 5,537,727 shares to various consultants for services.  We valued the shares at the closing price on the grant date and charged general and administrative expense for $55,377.

●	On August 8, 2011, we issued 2,000,000 shares to a consultant for services. We valued the shares at the closing price on the grant date and charged general and administrative expense with $108,000.

●
On July 29, 2011, we issued 545,454 shares to extinguish $21,818 in debt.  We valued the shares at the grant date fair value and recorded a credit to equity of $21,545, a reduction of debt of $21,818 and a gain on extinguishment of debt of $273.

●
On August 12, 2011, we issued 1,400,000 shares to an individual for both cash payments and reduction of an advance.  She paid $8,000 in cash (400,000 shares), and loaned the company $50,000.  In return for the remaining 1,000,000 shares she reduced the debt by $37,500. A loss of $28,800 was recorded for the difference in fair value of shares issued and the debt relieved.

●
Also on August 12, 2011, we issued 23,912 shares to a vendor who had provided services to a related party.  The related party’s obligation was $2,917 and reduced our liability to the related party in the same amount. A gain of $1,269 was recorded for the difference in fair value of shares issued and the debt relieved

●	Also on August 12, 2011, we issued 3,068,165 shares to investors who had paid a cash total of $98,000.

●	On August 16, 2011, we issued 1,750,000 shares to a consultant for services. We valued the shares at the closing price on the grant date and charged general and administrative expense with $87,500.

●	On November 30, 2011, we issued 350,000 shares to a consultant for services. We valued the shares at the closing price on the grant date and charged general and administrative expenses with $19,950.

●
On December 30, 2011, we issued 2 million shares to our Chief Executive Officer, Andrew Reid to extinguish $60,000 of accrued salary.  We valued the shares at the closing price on the grant date, recorded an increase to Additional Paid in Capital of $82,000, reduced our liability to Mr. Reid by $60,000 and recorded a loss on conversion of debt of $22,000.

Options and Warrants

Options and warrants outstanding at December 31, 2011 and 2010 are as follows:

	12/31/09	12/31/10
Outstanding at beginning of period	2,687,419	3,248,669
New grants	-	-
Exercises	-	-
Expiries	-	(561,250)
Outstanding at end of period	2,687,419	2,687,419

These potentially dilutive securities expire as follows:

Strike Price	Date Granted	Term	Expiry Date	No. of Warrants / Options

$0.01	06/22/05	7 Yr	06/22/12	124,492
$0.01	06/22/06	7 Yr	06/22/13	138,435
$0.01	06/22/07	7 Yr	06/22/14	124,492
$0.01	03/31/08	7 Yr	06/22/18	2,300,000

Total				2,687,419

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

Because these shares were conditionally redeemable under circumstances that are not within the control of the Company, they were accounted for outside of permanent equity and liabilities consistent with the applicable literature on conditionally redeemable preferred stock. The shares will be re-classed to permanent equity upon conversion to commons stock or to liabilities if redemption becomes certain to occur.

As of December 30, 2011, 12,000 shares valued at $60,000 were outstanding and is included on our Consolidated Balance Sheet under in the Commitments and Contingencies section.

Note 8 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	December 31,
	2011	2010

Deferred tax asset	$1,682,466	$774,420
Valuation allowance	(1,682,466)	(774,420)
Net future income tax asset	$-	$-

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

Our tax loss carry-forward of $4,948,428 will begin to expire in 2021.

Note 9 – Supplemental Information on Oil Producing Properties (Unaudited)

Supplemental Reserve Information

The information set forth below on our proved oil reserves is presented pursuant to the disclosure requirements of Accounting Standards Codification Topic 932 – Extractive Activities – Oil and Gas (“ASC 932”).  The Company emphasizes that reserve estimates are inherently imprecise. Our reserve estimates were generally based upon extrapolation of historical production trends, analogy to similar properties and volumetric calculations. Accordingly, these estimates are expected to change and such changes could be material and occur in the near term as future information becomes available.

The Company retained the service of an independent petroleum consultant Huddleston & Co., Inc., Petroleum and Geological Engineers, to estimate its proved oil reserves at December 31, 2011.

The following table sets forth a summary of changes in estimated reserves for 2011 and 2010:

	Year Ended December 31,
Change of reserve quantity information (Bbls)	2011	2010

Proved reserves at beginning of year	-	-
Acquisitions of oil and gas producing properties	8,683.0	-
Production	(744.2)	-
Proved reserves at end of year	7,938.8	-

Standardized Measure of Discounted Future Net Cash Flow Relating to Proved Oil Reserves

The following information has been developed utilizing procedures prescribed by ASC 932 and based on oil reserve and production volumes estimated by the Company’s independent reserve engineers. It may be useful for certain comparison purposes but should not be solely relied upon in evaluating the Company or its performance. Further, information contained in the following table should not be considered as representative of realistic assessments of future cash flows nor should the Standardized Measure of Discounted Future Net Cash Flows be viewed as representative of the current value of the Company.

The future cash flows presented below are computed by applying the average prices for the first day of the twelve months ended December 31, 2011 to year-end quantities of proved oil and natural gas reserves. Future production and development costs are computed by estimating the expenditures to be incurred in producing the Company’s proved reserves based on year-end costs and assuming continuation of existing economic conditions. It is expected that material revisions to some estimates of oil and natural gas reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed, and actual prices realized and costs incurred may vary significantly from those used.

Management does not rely upon the following information in making investment and operating decisions. Such decision are based upon a wide range of factors, including estimates of proved reserves, and varying price and cost assumptions are considered more representative of a range of possible economic conditions that may be anticipated.

The following table sets forth our future net cash flows relating to proved oil reserves based on the standardize measure prescribed in ASC 932:

	As of December 31,
	2011	2010

Future cash inflows (1)	$719,177	$-
Future production costs (2)	(617,802)	-
Future income tax expenses (3)	-	-
Future net cash flows	101,375	-
10% annual discount for estimated timing of cash flows	(13,968)	-
Standardized measure of discounted future net cash flows relating to proved oil reserves	$87,407	$-

1.	Oil revenues are based on average twelve-month 2011 prices ($90.59 per barrel). There is no consideration of risks associated with future production of proved reserves.

2.	Based on economic conditions at year-end and does not include administrative, general, or financing costs.

3.	The future income tax rate for the period covered under these properties (approximately 15 years) is assumed to be zero due to tax loss carryforwards.

Changes in Standardized Measure of Discounted Future Cash Flows

The following table sets forth the principal sources of change in the standardized measure of discounted future net cash flows:

	As of December 31,
	2011	2010

Beginning balance	$-	$-
Sales of oil net of production costs (1)	-	-
Purchases of minerals in place	222,599	-
Sales of minerals in place	(135,192)	-
Net change in standardized measure of discounted cash flows	87,407
	$87,407	$-

1.
In our first year of operating the Texas producing leases, revenues from oil sales did not cover direct lease operating expenses, production taxes and transportation costs.  To include a value for “Sales of oil net of production costs” would have caused the Standardized Measure to increase for that line item.  We therefore allocated all changes to the Standardized Measure to either “Purchases of minerals in place” or “Sales of minerals in place”.

Capitalized Costs Related to Oil Producing Activities

The following table sets forth the capitalized costs relating to the Company’s oil and natural gas producing activities:

	As of December 31,
	2011	2010

Proved properties	$460,365	$-
Unproved properties	48,075	212,448
Oilfield support equipment	1,141,702	40,101
Total oil producing properties	1,650,142	252,549
Accumulated depreciation, depletion, amortization and impairment	(125,439)	(125)
Impairments	(354,872)	-
Oil producing properties, net	$1,169,831	$252,424

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities (Unaudited)

Costs incurred in connection with crude oil and natural gas acquisition, exploration and development are as follows:

	As of December 31,
	2011	2010
Property acquisition costs:
Proved properties	$526,948	$-
Unproved properties	-	212,448
Total acquisition costs	526,948	212,448
Development costs	13,161	-
Total	$540,109	$212,448

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

	Year Ended December 31,
	2011	2010

Sales of oil	$116,345	$448

Lease operating expenses	766,280	460,137
Transportation costs	11,203	-
Production taxes	5,069	-
Depreciation, depletion and amortization	446,549	125
Accretion of asset retirement obligation	2,030	-

Results of producing activities	$(1,114,786)	$(459,814)

Note 10 – Fair Value Measurements and Disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The company had no assets or liabilities re-valued on a recurring basis as of December 31, 2011 and 2010.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis in our consolidated balance sheets.

Asset Impairments – Oil and gas properties are reviewed to determine whether the estimated undiscounted future cash flows from a property or other investment are less than the carrying value.  See Note 2 Basis of Presentation and Summary of Significant Accounting Policies for a discussion of the assumptions and methods for calculating impairment.

	Fair Value Measurement Using
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Pre-tax (Non-cash) Impairment Loss
	(1)	(1)	(2)

Year Ended December 31, 2011:
Impaired oil and gas properties	-	-	87,407	354,872
Year Ended December 31, 2010:
Impaired oil and gas properties	-	-	-	-

1.	See Note 2. Summary of Significant Accounting Policies - Fair Value Measurements for a description of the fair value hierarchy.

Note 11 – Related-Party Transactions

Throughout 2010 and 2011, we funded much of our operations with advances from related parties.  In addition to those loans, we had other non-cash transactions with related parties.  At December 31, 2010, we owed $298,722 to affiliates.  During the year ended December 31, 2011, we borrowed $2,155,617 in cash and made cash repayments to affiliates of $1,385,193.

During the year ended December 31, 2011, we issued 40,262,252 shares to convert related-party debt balances and to pay creditors of related parties.  We valued the shares at the closing price on their respective grant dates and collectively credited equity with $2,118,266, reduced related-party debt and accrued interest by $920,508, reduced related-party accrued salaries by $120,000 and recorded a loss on conversion of $1,077,758.

Also on June 22, 2011, we issued an affiliate 77,258,753 shares as reimbursement for personal shares the affiliate used in various deals in Belize, Tennessee, Louisiana and Texas.  Of the 77,258,753, 26,808,753 shares were issued at par because the costs associated with the issuances were recorded in previous periods when the affiliate originally paid the shares to the recipient.  The 26,808,753 shares were:

●	16 million shares issued to a previous director for services during 2009. The shares were valued at the then fair value on the grant date and $209,600 was included in expense.

●	4 million shares issued to a previous director for services during 2009. The shares were valued at the then fair value on the grant date and $19,650 was included in expense.

●	1,068,000 shares were issued to an accredited investor for $10,000 in cash.

●
5,740,753 shares were issued to the previous majority shareholder of Alternate Energy Corporation, the corporation that ultimately became Treaty Energy Corporation through a reverse merger.  The shares reduced the liability to him in the amount of $211,827.

In addition to the above, the difference, or 50,450,000 shares were issued as follows :

●	27,750,000 shares were issued for services. We valued the shares at their grant dates and charged expense with $1,407,500.

●	1 million shares were issued for $12,000 in cash.

●	21,700,000 were issued for reduction of debt. We valued the shares at the grant date, reduced debt by $119,500 and recorded a loss on conversion of $1,052,300.

During the year ended December 31, 2011, we extinguished $685,000 of related-party debt by issuing over-riding royalty interests (“ORRI”) to related parties and creditors of related parties totaling 12.3% in existing and future Texas leases.  We allocated a portion of the accumulated historical cost of these Texas leases to the transfer of the ORRI, reducing the carrying values of the Texas leases by $68,192.  In addition to the above, and since we received $10,000 in cash as part of the above transactions, we credited the excess of value received ($685,000 in debt reduction and $10,000 in cash) over the carrying value allocated to the 12.3% ORRI ($68,192), we increased Additional Paid in Capital by $626,808.

On July 1, 2011, we purchased 20 million shares of our stock from a related company also controlled by our Chairman and Chief Executive Officer, Andrew Reid.  The shares were valued at $790,000, the amount the company agreed to re-pay with an outstanding liability.  The value was equal to the market price of the shares on the date the shares were repurchased.

During the year ended December 31, 2011, related parties paid $147,000 of Company debts.

We transferred equipment with a net carrying value of $68,885 to a related party.

On May 20, 2011, we entered into a promissory note with a related party for $100,000 in cash.  As an additional enticement for the loan, we are to issue 1 million shares (in Common Stock Payable at December 31, 2011).  We valued the shares at the grant date and recorded a discount on the related party promissory note in the amount of $39,000.  During the year ended December 31, 2011, we amortized the entire $39,000 to interest expense.

During the year ended December 31, 2011, we accrued $468,194 of compensation to related parties.

At December 31, 2011, affiliates forgave all debts owed by us to them aggregating $679,947.  We reduced the debt to zero and increased Additional Paid in Capital.

Note 12 – Sale of Non-Controlling Interest in Subsidiary

On September 12, 2011, we sold 400 shares (representing a 4% interest) of our subsidiary, Belize Energy, Ltd. for $100,000 in cash  The shares have an anti-dilution clause and the Company received an option to purchase 600 additional shares at varying prices depending on their option exercise dates.  If the option is exercised within 60 days, the price is $240,000, from 61 to 120 days: $340,000, from 121 to 180: $500,000.  Exercise of all of these options would results in additional sales of 1,800 shares. After 180 days these options expire. The anti-dilution clause entails additional shares being issued to the recipient in order for the recipient to maintain their 4% interest. No issuances were owed related to this clause and all such amounts owed will be accounted for prospectively in the event a diluting event may occur.

The agreement also specifies that the lender received an option to purchase up to 15% of a company in Belize which we have not acquired as of December 31, 2011.  We received an additional $25,000 in cash for this option. See Note 13 for a discussion of this contingency.

We accounted for the sale of a portion of the subsidiary according to Accounting Codification Standards 810 – Consolidations (“ASC 810”).  ASC 810 requires that we record such changes as equity transactions, recording no gain or loss on such a sale.

We allocated the carrying value of our Belize subsidiary (or $2,204) and reclassified to Non Controlling Interest in the equity section of our balance sheet.

Based on the above, we recorded $125,000 increase to cash and a $2,204 debit to non-controlling interests. The offsetting credits for the transaction were $25,000 liability for the deposit, and a credit to additional paid in capital of $102,204. As of December 31, 2011 we owned 76% of our Belize subsidiary.

Note 13 – Commitments and Contingencies

Outstanding Legal Matters

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

Treaty was dismissed from this lawsuit in June of 2012. The dismissal may be appealed however no appeal has been filed at this time.

Option to Purchase Belize Company

As discussed in Note 12, we sold an option to purchase up to 15% of a company in Belize once we acquire that company.  The buyer of the option can purchase up to 15% of the equity of the Belize company.  The purchase price is $360,000 of which $25,000 has already been advanced to us and is included in short-term liabilities.  The option expires September 12, 2012 and may be exercised in minimum blocks of $120,000, or 5% at a time.

If we fail to acquire the company in Belize, the buyer of the option can purchase up to 15% of the shares of Our Belize subsidiary, Treaty Belize Energy, Ltd. for $360,000.  If the buyer of the options exercises all of the options to purchase shares in the Belize subsidiary, our controlling interest would be 61% of that subsidiary.

Five-Year Cash Payout

Our commitment over the next five years for our office space in New Orleans, LA is as follows:

Year	Obligation
2012	$41,041
2013	27,728
2014	-
2015	-
2016	-
Total	$68,769

Note 14 – Subsequent Events

During the periods subsequent to the balance sheet date, we borrowed $150,000 from an unrelated party with interest-only payments for one year.

We purchased equipment totaling $171,831 and paid $20,000 towards the purchase of additional equipment.

On March 27, 2012, we entered into an agreement with a private party lender to drill five wells on the Wooldridge leases in Texas.  The agreement provides that the lender will loan a total of $725,000 with an initial loan of $290,000 to be made once Treaty completes two shallow oil producing wells pursuant to a similar agreement signed in November, 2011.  The remainder of the loan will be made in amounts to be determined by the lender dependent upon the lender’s satisfaction of producing wells on the five-well project.

Each promissory note will be paid quarterly with 12% interest beginning three months after the promissory note is issued.  The loan is secured by 20 million shares of Treaty unrestricted common stock to be provided by an affiliate.

Treaty also is to provide a 5% overriding royalty interest to the lender on the five wells.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weaknesses.

1.
As of December 31, 2011, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.
As of December 31, 2011, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of December 31, 2011, the directors and executive officers and their positions, are as follows:

Name	Position
Andrew V. Reid	Chairman and Co- Chief Executive Officer
Corporate Secretary and Director
Bruce Gwyn	Co- Chief Executive Officer

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

Andrew V. Reid, Chairman and Co - Chief Executive Officer

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

Bruce Gwyn, Director and Co – Chief Executive Officer

Bruce Gwyn has served as a Director since April 2011 and as Co-Chief Executive Officer since November 2011.

Bruce Gwyn is the founder and managing member and General Partner of the Hedge Fund Level III Trading Partners L.P. He is a listed Principal (effective June 19, 2007) and CFTC registered Associated Person (effective July 3, 2007) of the General Partner as well as an Associate Member of the NFA in such capacities. Additionally, Mr. Gwyn is a listed Principal (effective May 11, 2007) and CFTC registered Associated Person (effective June 22, 2007) of LEVEL III TRADING, LLC, a CFTC registered Introducing Broker and NFA member since June 22, 2007.

Mr. Gwyn graduated from Tulane University in 1985 with a Bachelor of Arts.

Paul L. Fourt, Jr., Director

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

Mr. Fourt has a J.D. Degree from Oklahoma City University School of Law and a B.A. Degree in History from the University of Texas at Austin

Lee C. Schlesinger, Executive Vice President , Chief Investment Officer and Director

Lee C. Schlesinger has served as Executive Vice President, Chief Investment Officer and Director since November 2011.

Mr. Schlesinger was born May 14, 1969 and is a native of New Orleans, Louisiana.  In March 1999, Mr. Schlesinger was hired by an Investment Bank, Southcoast Capital, a New Orleans based oil and gas institutional investment firm.  Mr. Schlesinger started as an Institutional Salesman, advising mutual funds and large hedge funds with their oil and gas investments, private and publicly traded.  Southcoast Capital was acquired by Hibernia Bank which was subsequently acquired by Capital One.

In 2006, Mr. Schlesinger founded and managed Battenkill Capital Management, which specialized in oil and gas investments, Battenkill Capital Management also advised clients such as Fidelity, Wells Fargo, T. Rowe Price and Friess Associates.

Mr. Schlesinger is currently Co-Chairman of the Board of the Latter Library.  He is FINRA Series 7 and Series 63 examination qualified and holds a degree in Business from the University of Arizona.

Stephen L. York, President, Chief Operating Officer and Director

Stephen L. York has served as Vice President – Acquisition & Operations from March 2011 to May 2011, when he was appointed President, Chief Operating Officer and Director.

Mr. York has extensive background in procuring existing oil and gas well leases for small investors and companies; specializing in securing mismanaged or short sale properties.  Mr. York is a multi-degreed business professional; possessing a degree in Chemistry and Physics from The University of Texas - Pan American with emphasis on oil field applications and challenges.  Additionally, Mr. York has a degree in business from Austin College.  Mr. York has over thirty years of experience in many facets of the petroleum industry and interfaces easily with field and corporate executive personnel.  Mr. York’s experience includes drilling, string design, oil field operations, oil production and recovery, secondary and tertiary recovery, well fracturing, well completion, acquisitions, drilling and operating budgets/forecasts, and management.

Mr. York has worked or consulted with many major oil and gas entities, specifically petroleum production (Chevron, Occidental Petroleum, etc) and service companies (Dresser Industries, Halliburton, Western, etc.).  Additionally, Steve has drilled, serviced, and managed over 3,000 oil and gas wells during the course of his career, and assisted in the integration of hundreds of millions of dollars in oil and gas properties for his clients and employers. Mr. York has extensive training in secondary and tertiary oilfield recovery. Also, he has training in steam down hole reclamation of heavy crude. Mr. York’s specialty is problem solving in field applications.

Board of Directors and Committees

Our Board of Directors presently consists of five members: Andrew V. Reid, Bruce Gwyn, Paul Fourt, Jr., Lee C. Schlesinger and Stephen L. York.   Our Bylaws generally provide for majority approval of directors in order to adopt resolutions.  The Board of Directors may be expanded in the future.  All executive officer compensation, including payroll expenditures, salaries, stock options, stock incentives, and bonuses, must be approved by the unanimous consent of the Board of Directors.  The entire Board of Directors acts as the Audit Committee and the Compensation Committee.

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

The board will consider candidates for director recommended by our shareholders. Candidates recommended by shareholders are evaluated with the same methodology as candidates recommended by management or members of the board. To refer a candidate for director, please send a resume or detailed description of the candidate's background and experience with a letter describing the candidate's interest in the Company to 201 St. Charles Ave., Suite 2558, New Orleans, LA 17170.. All candidate referrals are reviewed by at least one current board member.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2011 and 2010, to our officers and directors.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended 12/31	Base Salary	Option Awards	Dollar Value of Total Compensation for the Covered Fiscal Year

Andrew V. Reid	2011	236,000	-	236,000
Chairman and Co-Chief Executive Officer	2010	95,000	-	95,000

Bruce Gwyn	2011	5,000	-	5,000
Director and Co-Chief Executive Officer	2010	-	-	-

Paul L. Fourt, Jr.	2011	-	-	-
Director	2010	-	-	-

Lee C. Schlesinger	2011	5,144	-	5,144
Director, Executive V.P. and Chief Investment Officer	2010	-	-	-

Stephen L. York	2011	139,808	-	139,808
Director and Chief Operating Officer	2010	-	-	-

Narrative to Summary Compensation Table

Employment Agreements of Named Executive Officers
Andrew V. Reid and Stephen York currently have compensation agreements with the Company.   Mr. Reid’s agreement provides for cash payment of $20,000 per month.

Mr. York’s agreement provides for cash payment of $10,000 per month.

Long-term Incentive Plans
We do not have any long-term incentive plans, pension plans or any similar compensatory plans for any of our directors or executive officers. Nor do we currently have any intention to initiate any such plans in the near future.

Outstanding Equity Awards at Fiscal Year End
None of our current officers or directors has outstanding equity awards as December 31, 2011.

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

Nonqualified Deferred Compensation
We do not have any nonqualified defined contribution plans or other deferred compensation plans

Potential Payments Upon Termination or Change of Control
We do not, as of December 31, 2010, have any material terms, contracts, agreements, plans or arrangements, written or unwritten, that provides for payment(s) to a CEO at, following, or in connection with the resignation, retirement or termination of a CEO, or a change in control of the company or a change in the CEO’s responsibilities following a change in control, with respect to each CEO.

Director Compensation
The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors during 2011 and 2010.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended 12/31	Fees Earne or Paid in Cash	Stock Awards	Option Awards		Non-Equity Deferred Comp Earnings		Non-Qualified Deferred Comp. Earnings		All Other		Total

Andrew V. Reid	2011	$236,000	$137,000	$		$		$		$		$373,000
Chairman and Co-Chief Executive Officer	2010	95,000	-		-		-		-		-	95,000

Bruce Gwyn	2011	5,000	-		-		-		-		-	5,000
Director and Co-Chief Executive Officer	2010	-	-		-		-		-		-	-

Paul L. Fourt, Jr.	2011	-	-		-		-		-		-	-
Director	2010	-	-		-		-		-		-	-

Lee C. Schlesinger	2011	5,144	-		5,144		-		-		-	10,288
Director, Executive V.P. and Chief Investment Officer	2010	-	-		-		-		-		-	-

Stephen L. York	2011	139,808	40,000		-		-		-		-	179,808
Director and Chief Operating Officer	2010	$-	$-		$-		$-		$-		$-	$-

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

Name of Beneficial Owner	Address	Nature of Beneficial Ownership	Amount of Beneficial Ownership	% of Class

Andrew V. Reid	201 St. Charles Ave., Suite 2558	Officer/Director	7,332,067	1.0%
	New Orleans, LA 70170

Lee C. Schlesinger	201 St. Charles Ave., Suite 2558	Officer/Director	8,500,000	1.1%
	New Orleans, LA 70170

Stephen L. York	201 St. Charles Ave., Suite 2558	Officer/Director	9,350,000	1.3%
	New Orleans, LA 70170

Directors and officers as a group	201 St. Charles Ave., Suite 2558		25,182,067	3.4%
	New Orleans, LA 70170

Ronald L. Blackburn	201 St. Charles Ave., Suite 2558	5% or greater	57,740,983	7.7%
	New Orleans, LA 70170

(1)	Applicable percentage owned is based on 746,449,069 shares outstanding at December 31, 2011.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions
Related parties include Andrew V. Reid, our Chairman and Co-Chief Executive Officer, Rampant Leon Financial Corporation, an entity controlled by Mr. Reid, GAGA, LLC, and Basco, LLC, entities controlled or operated by our Director and Co-Chief Executive Officer, Bruce Gwyn.

During the year ended December 31, 2011, we borrowed $2,155,617 from and made principal payments of $1,385,193 to related parties.  Other non-cash related party transactions are enumerated in Note 11 to the financial statements.

Director Independence
As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company’s directors and specified committees of the board of directors meet independence standards prescribed by such rules.

We have however, adopted our own rules governing director independence.  That is, a director is deemed not independent if

●	The director owns more than 5% of the outstanding common stock of the Company.
●	The director is an officer of the Company

Our directors and their independence at December 31, 2010 is as follows:

Andrew V. Reid, Chairman – not independent
Paul L. Fourt, Jr. – Director –independent
Bruce Gwyn – Director – not independent
Lee C. Schlesinger – Director – not independent
Stephen L. York – Director – not independent

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We paid M&K, CPAS, PLLC audit and review fees of $68,300 for 2011 and $45,517 for 2010.

Tax Fees. We have not paid any money for tax related services.

All Other Fees.   We have not paid any money for other fees.

Audit Committee pre-approval policies and procedures. The entire Board of Directors, which acts as our audit committee, approved the engagement of M&K, CPAS, PLLC.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, SIGNATURES

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as filed August 1, 1997 (included as Exhibit 3.1 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

3.2	Bylaws (included as Exhibit 3.2 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

14.1	Corporate Code of Ethics (included as Exhibit 14 to From 10-KSB filed March 16, 2004, and incorporated herein by reference).

2.1	Subsidiaries of the registrant (filed herewith).

31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 12, 2012	By:	/s / Andrew V. Reid
Andrew V. Reid
Chairman and Co - Chief Executive Officer

Date: June 12, 2012	By:	/s / Bruce Gwyn
Bruce Gwyn
Director and Co - Chief Executive Officer

Date: June 12, 2012	By:	/s / Paul L. Fourt, Jr.
Paul L. Fourt., Jr.
Director

Date: June 12, 2012	By:	/s / Lee C. Schlesinger
Lee C. Schlesinger
Director

Date: June 12, 2012	By:	/s / Stephen L. York
Stephen L. York
Director