Form 10-Q
period 2012-03-31
Treaty Energy Corp
filed 2012-06-25
CIK 1075773

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

The number of shares of the registrant’s common stock outstanding as of June 20, 2012, was 737,449,069.

TREATY ENERGY CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TREATY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31,
	(Unaudited)	2011
ASSETS
Cash and equivalents	$25,941	$14,716
Accounts receivable	16,400	23,438
Total current assets	42,341	38,154
Oil and gas properties (successful efforts)	105,494	105,494
Oil and gas properties (unproved)	48,075	48,075
Oilfield support equipment	1,141,701	1,141,701
Less: accumulated depreciation, depletion and amortization	(173,492)	(125,439)
Net oil and gas properties and support equipment	1,121,778	1,169,831
Property, plant and equipment, net	593,701	494,473
Other Assets	205,363	65,363
Carved out interest, net	74,509	76,005
TOTAL ASSETS	$2,037,692	$1,843,826

LIABILITIES

Accounts payable and accrued liabilities	$692,514	$717,612
Notes and accrued interest payable	823,583	829,095
Cash Call Liability	74,200	-
Purchase Option Liability	25,000	25,000
Total current liabilities	1,615,297	1,571,707
Deferred revenue	520,839	545,507
Asset retirement obligation	131,573	130,397

TOTAL LIABILITIES	$2,267,709	$2,247,611

Convertible Redeemable Class A Preferred Stock (12,000 issued and outstanding
at March 31, 2012 and December 31, 2011, respectively, $5 redemption value )	60,000	60,000

The accompanying notes are an integral part of these consolidated financial statements.

TREATY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Continued)

	March 31, 2012	December 31,
	(Unaudited)	2011
STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - par value $0.001, 50 million shares authorized, none issued or outstanding at March 31, 2012 and December 31, 2011	-	-

Common stock – par value $0.001, 750 million shares authorized, 746,449,069 issued at March 31, 2012 and December 31, 2011, and 737,449,069 shares outstanding at March 31, 2012 and December 31, 2011, respectively	746,449	746,449

Treasury Stock	(355,500)	(355,500)
Additional paid in capital	9,704,088	8,730,631
Common stock payable	85,875	85,875
Accumulated loss - pre exploration stage	(644,829)	(644,829)
Accumulated loss	(9,733,131)	(8,963,829)
Accumulated other comprehensive income	390	390

Total stockholders' equity (deficit)	(196,658)	(400,813)
Non-Controlling Interest	(93,359)	(62,972)
Total Controlled Stockholder's equity (deficit)	(290,017)	(463,785)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,037,692	$1,843,826

The accompanying notes are an integral part of these consolidated financial statements.

TREATY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 3
	2012	2011
	(Unaudited)	(Unaudited)
REVENUES
Oil and gas revenues	57,016	$-
Total revenues	57,016	-
EXPENSES
Lease operating expenses	77,491	106,715
Direct drilling costs	73,672	-
Land lease costs	20,000	-
Production taxes	3,741	-
General and administrative	551,816	142,548
Depreciation, depletion and amortization	78,265	2,346
Accretion of asset retirement obligation	1,176	-
Interest expense	43,190	11,403
Total expenses	849,351	263,012

Operating Loss	(792,335)	(263,012)

The accompanying notes are an integral part of these consolidated financial statements.

TREATY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(continued)

OTHER INCOME AND EXPENSE ITEMS
Gain (Loss) on retirement of debt	-	17,287
Gain (Loss) on sale of assets	(7,354)
NET LOSS	$(799,689)	$(245,725)
Less: loss attributable to non-controlling interests	30,387	-
Net loss attributable to the Company	$769,302	$245,725

Net loss per common shares - basic and diluted	$(0.00)	$(0.00)
Weighted average common shares
outstanding - basic and diluted	737,449,069	515,356,400

The accompanying notes are an integral part of these consolidated financial statements

TREATY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(799,689)	$(245,725)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation, depletion and amortization	78,265	2,346
Loss on sale of assets	7,354	-
Loss on conversion of debt for equity	-	(17,287)
Amortization of discount on notes payable	3,983	5,313
Accretion of asset retirement obligation	1,176	-
Stock based compensation (shares issued and owed)	-	42,200
Interest imputed on related-party notes	1,953	1,953
Amortization of deferred revenue	(24,668)	-
Changes in operating assets and liabilities:
Accounts receivable	7,038	-
Prepaid expenses & other assets	-	(50,000)
Accounts payable & accrued expenses	(26,115)	(24,874)
Officer and director liabilities	3,000	30,000
Cash Call Liability	74,200	-
Interest payable	19,601	(1,863)
Net cash used in operating activities	(653,902)	(257,937)

The accompanying notes are an integral part of these consolidated financial statements

(continued)

TREATY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on equipment lease purchase	(8,000)	-
Purchases of other fixed assets	(127,298)	(34,718)
Net cash used in investing activities	(135,298)	(34,718)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties, net	831,505	231,757
Proceeds from notes payable	150,000	-
Principal payments on notes payable	(179,097)	-
Common Stock issued for cash	-	60,750
Bank overdraft	(1,982)	-
Net cash provided by financing activities	800,426	292,507

Net increase / (decrease) in cash and cash equivalents	11,226	(148)
Cash and cash equivalents, beginning of period	14,715	148
Cash and cash equivalents, end of period	$25,941	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$17,508	$6,000
Shares issued for retirement of debt	-	622,732
Acquisition of oil & gas properties with related party debt	-	19,500
Acquisition of other assets with stock	-	72,250
Related Party notes payable forgiven	971,504	-
Shares issued by related party on behalf of company for potential acquisition	140,000	-

The accompanying notes are an integral part of these consolidated financial statements

TREATY ENERGY CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Treaty Energy Drilling, C&C Petroleum Management, LLC,, and Treaty Belize Energy, Ltd., in which the Company holds a 76% interest.  All significant intercompany transactions have been eliminated.

The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of financial information for the interim periods presented.  These adjustments are of a normal recurring nature and include appropriate estimated provisions.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates underlying these consolidated financial statements include the estimated quantities of proved oil reserves used to compute depletion of oil and natural gas properties and the estimated fair value of asset retirement obligations.

All of the Company’s accounting policies are not included in this Form 10-Q.  A more comprehensive set of accounting policies adopted by the Company are included on our Form 10-K as of December 31, 2011 and are herein incorporated by reference.

Revenue Recognition

The Company recognizes oil, gas and natural gas condensate revenue in the period of delivery. Settlement on sales occurs anywhere from two weeks to two months after the delivery date. The Company recognizes revenue when an arrangement exists, the product has been delivered, the sales price is fixed or determinable, and collectability is reasonably assured.

The Company recognizes drilling revenue in the period services are rendered.  The Company recognizes revenue when a drilling engagement exists, the service has been rendered, the contract fee is fixed or determinable, and collectability is reasonably assured.

Stock-Based Compensation

In December of 2004, the Financial Accounting Standards Board (FASB) issued guidance now codified as Topic 718 (“Topic 18”) which applies to transactions in which an entity exchanges its equity instruments for goods or services and also applies to liabilities an entity may incur for goods or services that are based on the fair value of those equity instruments. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed Topic 18 methodology and amounts.  Prior periods presented are not required to be restated. The Company adopted Topic 18 at its inception and applied the standard using the modified prospective method.

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

Based on these shares being conditionally redeemable under circumstances that are not within the control of the Company, these shares were accounted for outside of permanent equity and liabilities consistent with the applicable literature on conditionally redeemable preferred stock. The shares will be re-classed to permanent equity upon conversion to commons stock or to liabilities if redemption becomes certain to occur.  As of March 31, 2012, 12,000 shares convertible at $0.10 and valued at $60,000 were outstanding.

Accounting for Asset Retirement Obligations

The Company accounts for conditional asset retirement obligations in accordance with FASB ASC 410-20.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The Company estimates a fair value of the obligation on each well in which it owns an interest by identifying costs associated with the future dismantlement and removal of production equipment and facilities and the restoration and reclamation of a production operation’s surface to a condition similar to that existing before oil and natural gas extraction began.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued authoritative guidance that modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not  that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This new authoritative guidance became effective on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

In May 2011, the FASB amended the accounting guidance related to fair value measurement and disclosure, the result of which being common fair value measurement and disclosure requirements in U.S. GAAP and IFRS’s.  The FASB does not intend for the amendment to result in a change in the application of the requirements in Topic 820.  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments became effective January 1, 2012 and had no significant impact on the Company’s financial statements.

In June 2011, the FASB amended the accounting guidance for presentation of other comprehensive income.  The new guidance requires that all nonowner changes in stockholders equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance is effective for the fiscal year ending December 31, 2012 and is not expected to have a significant impact on the Company’s financial statements.  In addition, this guidance requires the entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB issued an amendment to the guidance released in June 2011 to defer the changes related to the presentation of reclassification adjustments to give the FASB more time to reassess and evaluate alternative presentation formats.  Thus, the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of the June 2011 guidance were reinstated until their deliberation is complete.

In September 2011, the FASB amended guidance pertaining to goodwill impairment testing.  The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The guidance became effective January 1, 2012 with no significant impact on the Company’s financial statements.

In December 2011, the FASB issued guidance which relates to deconsolidation events. Under this amendment, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of the default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20, Property, Plant and Equipment - Real Estate Sales, to determine whether it should derecognize the in substance real estate.  This guidance is effective for the fiscal year ending December 31, 2013 and is not expected to have a significant impact on the Company’s financial statements.

In December 2011, The FASB issued authoritative guidance to provide enhanced disclosures in the financial statements about offsetting and netting arrangements.  The new guidance requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement.  This guidance was issued to facilitate comparison between financial statements prepared on a U.S. GAAP and IFRS reporting. The new guidance will be effective January 1, 2013 and is not expected to have a significant impact on the Company’s financial statements.

NOTE 4 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in these consolidated financial statements, we have had continuing negative cash flows from operations and a working capital deficit as of March 31, 2012.  These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

NOTE 5 – OIL AND GAS PROPERTIES

There were no acquisitions during the three months ended March 31, 2012.

Our geographical proved and unproved properties are as follows:

	03/31/12	12/31/11
Oilfield Support Equipment	$1,141,701	$1,141,701
Less: accumulated depreciation	(148,017)	(107,353)
Total	993,684	1,034,348

Proved developed producing:

Texas	$105,494	$105,494
Less: accumulated depletion	(25,475)	(18,806)
Total	80,019	87,408

Unproved:

Belize	48,075	48,075
Total	$48,075	$48,075

Production of Oil from all fields

We recorded depletion expense of $7,389 for the three  months ended March 31, 2012 based on total production of approximately 1,076 barrels.

For the three months ended March 31, 2012, we shipped 665.14 barrels, and reflect a $16,400  net  receivable (after  royalty and production tax reductions) for shipments made prior to March 31, 2012.

Carved Out Production Payment

As noted in the 10-K filed for the year ended December 31, 2011, we entered into an agreement with an investor to sell a 5% permanent royalty and a 15% temporary royalty to be paid until production reaches 200 barrels per day for $600,000.  The interests for both the permanent and temporary royalties relate to all current and future Texas leases.  Once total Texas production exceeds 200 barrels per day, the temporary 15% royalties will revert to Treaty Energy Corporation.

In recording the temporary portion of the royalties sold, an advance on a production payment liability was established.  Since the amount of proceeds to be paid out in the future is not readily determinable and the Company is not responsible for any shortfall in payment related to future production, the temporary 15% is treated as a “Carved-Out Production Payment Payable in Product” consistent with the guidance in ASC 932-10.  Moreover, since the payout amounts are uncertain, no allocation of the proceeds between the permanent 5% and the temporary 15% Overriding Royalty was made, and therefore, no gain or loss was recorded on the transaction.

Consistent with the aforementioned guidance, the cash received related to the 15% carved-out production interest is treated as deferred revenue and amortized with production and payment to the holder.  The proportional amount of carrying value of oil and gas assets will be amortized with production to match the costs to the production periods.

Amortization was based on the independent reserve report and is subject to future changes in estimates.

For the three months ended March 31, 2012 and  March 31, 2011, the amortization of the Carved Out Production payment was $1,496 and $ -0-,  respectively.

For the three months ended March 31, 2012 and March 31, 2011, the amortization of the Deferred Revenue was $24,668 and $ -0-,  respectively

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Other property, plant and equipment consist principally of drilling rigs, and office furniture and equipment.  Historical cost and accumulated depreciation are as follows:

	03/31/12	12/31/11

Drilling rigs and related equipment	$530,247	$467,656
Office equipment	5,165	3,958
Furniture and fixtures	1,000	1,000
Vehicles	114,020	42,520
Equipment	24,598	32,474
Total property, plant and equipment - at cost	675,030	547,608
Less: accumulated depreciation	(81,329)	(53,135)
Net property, plant and equipment - other	$593,701	$494,473

Assets other than drilling equipment and vehicles generally have estimated useful lives of three years.  Estimated useful lives of drilling equipment and vehicles is five years .

NOTE 7 – NOTES PAYABLE

As of March 31, 2012 and December 31, 2011, we had notes and accrued interest payable totaling  $823,583 and $829,095, respectively.

This consisted of the following:

Notes and Interest Payable to Previous Officers and Directors (Principal of $156,545 and Accrued Interest of $18,814 and $17,644 as of March 31, 2012 and December 31, 2011, respectively)

These liabilities arose principally between January, 2007 and December, 2008 as cash contributions and accrued compensation to officers and directors of Treaty Petroleum, Inc. with whom Treaty Energy Corporation merged in December of 2008.  Some additional compensation was accrued during 2009 until the Crockett County, Texas leases were lost.

This note is subject to following legal actions:

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

The notes bear interest at 3%.  Management believes that the interest rate stated in these notes does not adequately represent the Company’s incremental cost of capital.  Therefore, we have imputed interest at an additional 5% by charging interest expense and increasing Additional Paid in Capital.  For the three months ended March 31, 2012, we have charged interest expense and increased interest payable in the amount of $1,170 for the amount of the 3% nominal interest on the notes.  We have also charged interest expense (and increased Additional Paid in Capital) with $1,953 for the additional imputed interest at 5%.

Subsequent to March 31, 2012, the lawsuit was ruled upon and the Company was determined to bear no liability.  The effects of this favorable judgment will be reflected in future filings.

Promissory Note Issued for the Acquisition of the Great 8 lease (principal of $297,476 and $354,219  as of March 31, 2012 and  December 31, 2011, respectively, and accrued interest of $ 1,590 and $146 as of March 31, 2012 and December 31, 2011, respectively)

On May 31, 2011, we issued a promissory note in the amount of $692,539 for the Great 8 leases in Texas, the payment terms of which are: monthly payments including interest and principal with the final payment due on June 1, 2012. This note accrues interest at 5%.  At March 31, 2012, the Company was behind one installment on its payment obligations with this note.

Promissory Note Issued for Cash Deposit (principal of $ 150,000 and $150,000  as of March 31, 2012 and December 31, 2011, respectively, and accrued interest of $ 6,658 and $2,170 as of March 31, 2012 and December 31, 2011, respectively)
On November 14, 2011, we issued a promissory note in the amount of $150,000 in return for a cash advance. Stated interest on the loan is at 12% with quarterly payments starting March 31, 2012.  As of March 31, 2012, payment for the first installment had not been made.

Promissory Note Issued for the Acquisition of the Wooldridge lease (principal of $30,000 and $120,000  as of March 31, 2012 and  December 31, 2011.

On November 25, 2011, we issued a promissory note in the amount of $120,000 for the Wooldridge leases in Texas, the payment terms called for four equal monthly payments beginning December 25, 2011 .  The note was discounted to reflect the inherent interest within the agreement based on an interest rate of 8% which resulted in a discount value of $3,983, all of which was amortized during the three months ended March 31, 2012.  The net balance of this note as of March 31, 2012, was $30,000.

Promissory Note Issued for Cash Deposit (principal of $ 50,000 and $-0- as of March 31, 2012 and  December 31, 2011, respectively, and accrued interest of $ 2,500 and $-0- as of March 31, 2012 and December 31, 2011, respectively)
On January 13, 2012, we issued a promissory note in the amount of $50,000 in return for a cash advance.  Payments are interest only at 5% per month for one year at which time the principal amount is due and payable.

Promissory Note Issued for Cash Deposit (principal of $ 100,000 and $-0-  as of March 31, 2012 and  December 31, 2011, respectively, and accrued interest of $ 10,000 and $-0- as of March 31, 2012 and December 31, 2011, respectively)
On January 30, 2012, we issued a promissory note in the amount of $100,000 in return for a cash advance.  Payments are interest only at 5% per month for one year at which time the principal amount is due and payable.  This note is collateralized with 10,000,000 common shares of the Company. In the event the Company defaults on the note these shares would be owed to the lender. The agreement requires that the Company provide additional collateral if the fair value of the shares decreases below $200,000 while the note is outstanding. As of March 31, 2012 the value of the collateral exceeded $200,000.

All related party balances related to salary and consulting agreements have been recorded within accrued liabilities. The Company re-paid or had debts forgiven for all related party debt related to financing during the three months ended March 31, 2012, see note 8 below related to debts forgiven. During the three months ended March 31, 2012 interest totaling$1,953, was imputed for the balances outstanding during the period based on the Company’s incremental borrowing rate.

NOTE 8 – SHAREHOLDERS’ EQUITY

We are authorized to issue 750 million shares of our common stock.  At December 31, 2011, we had 746,449,069 shares issued and 737,449,069 outstanding.  During the three months ended March 31, 2012, we did not issue any shares.

Stock Payable

●
On May 20, 2011 the Company entered into a note agreement for $100,000 that required payment of 1,000,000 shares as an inducement to the lender. Due to the short term nature of the note the full value of the shares of $39,000 was expensed and recorded to stock payable with the agreement. These shares remained unissued as of March 31, 2012, and are recorded within stock payable as of March 31, 2012.

●
On May 20, 2011, the Company agreed to issue 1,500,000 shares for $20,000 of cash proceeds received. These shares remained unissued as of March 31, 2012, and are recorded within stock payable as of March 31, 2012.

●
On July 1, 2011 we contracted with a broker to purchase and sell shares of our common stock. As of March 31, 2012, $26,875 had been received for 1,343,750 shares subscribed to but not yet issued by the Company.

Treasury Stock

On July 1, 2011, we purchased  20,000,000 shares of our stock from to a related company also controlled by our Chairman and Chief Executive Officer, Andrew Reid.  The shares were valued at $790,000, the amount the Company agreed to re-pay with an outstanding liability. This amount was equal to the fair value of the shares acquired on the acquisition date.

Also, on July 1, 2011, we issued 11,000,000 of those shares and reduced the Treasury Stock balance by $434,500.   Losses on the sale of Treasury Stock are not reflected on the Income Statement, therefore the difference between cost and the proceeds  received was charged to Additional Paid in Capital. As of March 31, 2012, $355,500 and 9,000,000 shares remain in treasury stock.

Imputed Interest

Pursuant to our notes payable to our former corporate secretary and the former operator of the Crockett County leases, the aggregate unpaid principal amount of which is $156,545, and which forms a portion of the lawsuit discussed in Note 5 to our annual report filed on Form 10-K as of December 31, 2011, we accrue simple interest at 3% per year.  This resulted in an interest charge collectively of $ 1,170 for three months ended March 31, 2012.

Management believes that the stated interest on these notes is not equivalent to the Company’s realistic cost of capital.  We therefore imputed an additional 5% interest and charged interest expense with an additional $1,953 for the three months ended March 31, 2012.

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

Subsequent to March 31, 2012,  a determination by the court was made in which the Company was absolved of any financial liability.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2012 and December 31, 2011 consist of the following:

	03/31/12	12/31/11
Trade accounts payable	$401,741	$425,903
Royalties payable	9,753	-
Production taxes payable	756	-
Liabilities associated with our reverse merger in December, 2008	200,380	200,380
Bank overdraft	-	1,982
All-Secure payable	79,884	89,347
Total	$692,514	$717,612

During the three months ended March 31, 2012, the Company owed three related parties a combined liability of $90,100 for cash advances and for accrued consulting fees.  At March 31, 2012, the three parties each agreed to waive their liability and contribute the total amount due to Additional Paid in Capital.  At March 31, 2012, the Company had -0- remaining liability to these related parties.

As of March 31, 2012 the Company had a cash call liability for $74,200. This liability represents cash calls the Company made for their Belize property for the continuation of development, drilling and exploration.  Whenever the funds are utilized and the related costs are incurred the liability will be relieved against the development costs as the Company will no longer be obligated after the agreed upon work is performed.

NOTE 11 – ASSET RETIREMENT OBLIGATION
A reconciliation of the aggregate carrying amount of asset retirement obligations is as follows:

	03/31/12	12/31/11
Beginning Balance	$130,397	$128,367
Accretion to balance sheet date	1,176	2,030
Asset retirement obligation at balance sheet date	$131,573	$130,397

The Company recorded an accretion expense of $1,176 and $ -0- for the three months ended March 31, 2012 and March 31, 2011, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012, we had the following transactions with related parties:.

●	We accrued $90,100 in compensation costs to our Chairman and CEO and two other related consultants. At March 31, 2012, they each donated their accrued amounts to Additional Paid in Capital.

●
We borrowed a net amount of  $741,404 from an entity owned by our Chairman and CEO, Andrew Reid.  The related party elected to contribute the amount owed to Additional Paid in Capital   As of March 31, 2012, the company had -0- liability to this related party.

●
An entity owned by our Chairman and CEO, Andrew Reid, paid 4,000,000 shares they held in our common stock to an acquisition target as a deposit for a potential acquisition. The shares were valued on the date they were issued at $140,000 and recorded as an addition to other assets and additional paid in capital as the entity contributed the shares and is not seeking repayment. The acquisition had not closed as of March 31, 2012 and relates to a Belize target with undrilled and unproved oil and gas leases. If the acquisition is closed the Company will be obligated to pay $4,500 monthly for 3 years.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to March 31, 2012, we

●	Paid an additional $89,286 on our promissory note on the Great Eight Texas leases
●	Paid the remaining $30,000on our promissory note on the Wooldridge, Texas leases
●	Paid an additional $21,875 on our promissory note on an equipment purchase

We have evaluated subsequent events through the date of issuance of the financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with management’s discussion and analysis contained in our 2011 Annual Report on Form 10-K, as well as the financial statements and notes hereto included in this quarterly report on Form 10-Q. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions, such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Results of Operations

Three Months Ended March 31, 2012, compared with Three Months Ended March 31, 2011

We had $57,016 in revenues for the three months ended March 31, 2012 from our recent Texas acquisitions versus $  -0- for the same period in 2011..

Our lease operating expenses were $77,491 in 2012 versus $106,715 in 2011 due to increased management oversight of expenses resulting from our Texas and Belize acquisitions.

General and administrative expenses have increased from $142,548 for the three months ended March 31, 2011 to $551,816 in 2012, mostly resulting from additional personnel, office space and related expenses required to manage the growth in operations.

Our depreciation, depletion and amortization expenses for the three months ended March 31, 2012 were $78,265 as compared to $2,346 for the same period in 2011, owing to the start of depreciation on our equipment  that we use in Belize, from our unit of production depletion in Texas, and reclassification to depreciable equipment following the January 1, 2012 reserve report.

Interest expense is higher during the three months ended March 31, 2012 versus the same period in 2011, due to higher debt levels during the first three months of the year.

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

Plan of Operation

Over the next twelve months we intend to develop the following initiatives:

Revenue Generation

In Texas,  we have been reworking the wells purchased during 2011, allowing additional sources of production.  This process will continue through 2012 and into 2013, gradually increasing our daily oil output.  We have received funding commitments for the rework program and expect to increase  production from our current levels in the future.

Drilling

Treaty currently has hundreds of proven, undeveloped acreage in which we can drill on.  Depth of the new wells will range from a shallow 550 feet to 2600 feet.  Some wells will reach deeper than 4500 feet.

On November 14, 2011 Treaty acquired the Mark H. & Eula E. Wooldridge Leases, totaling 260 acres.    This Lease has one well currently producing 5 barrels of oil per day.  Treaty has secured funding in the amount of $700,000 in order to infield drill twelve new wells to 550 feet.  Drilling commenced and these wells are expected to produce 14 to 22 barrels of oil per day each.  This will allow us to reach our goal of 200 barrels of oil per day by July, 2012

Treaty has three additional wells to drill on the Shotwell and Kennard Leases.  We are seeking funding for these wells, which we expect to produce at the depth 2,500 feet.  We estimate them producing anywhere from 30 to 150 barrels of oil per day initially.

Financing

We have made arrangement for private lending on many of the projects currently in progress.  As we progress we expect to require additional funds for the purchase of additional equipment, leases, and operations.

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

ITEM 4 - CONTROLS AND PROCEDURES

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

Our annual report on Form 10-K as of December 31, 2011 reported the following material weaknesses:

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

Management has been addressing these weaknesses during the three months ended March 31, 2012, however, believe that the material weakness assessment is unchanged.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Subsequent to March 31, 2012, a judgment was issued that effectively absolved the Company of any financial responsibility.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances, except as disclosed in this report.

ITEM 1A – RISK FACTORS

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under “Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, filed April 15, 2011.

This information should be considered carefully, together with other information in this report and other reports and materials we file with the Securities and Exchange Commission.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

See Note 9 for a listing of shares issued during the three months ended March 31, 2012.

Options and Warrants

During the three months ended March 31, 2012, no options or warrants have been granted, expired or exercised.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

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

Date: June 25, 2012	Treaty Energy Corporation

	By:	/s/ Andrew V. Reid
Andrew V. Reid
Chief Executive Officer