Form 10-Q
period 2012-06-30
Treaty Energy Corp
filed 2012-08-14
CIK 1075773

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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

Yes  ☐ No ☑

The number of shares of the registrant’s common stock outstanding as of August 10, 2012, was 770,742,162.

TREATY ENERGY CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TREATY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011

ASSETS

Cash and equivalents	$22,889	$14,716
Accounts & other receivables	11,285	23,438
Total current assets	34,174	38,154

Oil and gas properties (successful efforts)
Proved producing, net	105,494	105,494
Unproved	48,075	48,075
Oilfield support equipment	1,141,701	1,141,701
Less: accumulated depreciation, depletion and amortization	(211,702)	(125,439)
Net oil and gas properties and support equipment	1,083,568	1,169,831

Property, plant and equipment, net	786,609	494,473
Prepaid expenses and other assets	205,363	65,363
Carved out interest, net	73,808	76,005
TOTAL ASSETS	$2,183,522	$1,843,826

LIABILITIES

Accounts payable and accrued liabilities	$670,032	$717,612
Notes and accrued interest payable	732,798	829,095
Related party payable	866,421	-
Cash Call Liability	74,200	-
Purchase Option Liabilities	25,000	25,000
Total current liabilities	2,368,451	1,571,707

Deferred Revenue	514,702	545,507
Asset retirement obligation	142,634	130,397
TOTAL LIABILITIES	$3,025,787	$2,247,611

The accompanying notes are an integral part of these consolidated financial statements.

TREATY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Continued)

	June 30, 2012 (Unaudited)	December 31, 2011
Convertible Redeemable Class A Preferred Stock (12,000 and 0 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively, $5 redemption value )	60,000	60,000

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - par value $0.001, 50 million shares authorized, none issued or outstanding at September 30, 2011 and December 31, 2010	-
Common stock – par value $0.001, 950 million shares authorized, 746,626,212 and 746,449,069 shares issued at June 30, 2012 and December 31, 2011, and 746,626,212 and 737,449,069 shares outstanding at June 30, 2012 and December 31, 2011, respectively	746,626	746,449

Treasury Stock	-	(355,500)
Additional paid in capital	9,730,474	8,730,631
Common stock payable	85,250	85,875
Accumulated loss - pre-exploration stage	(644,829)	(644,829)
Accumulated loss - exploration stage	(10,672,214)	(8,963,829)
Accumulated other comprehensive income	4,030	390

Total stockholders' equity (deficit) attributable to Treaty	(750,663)	(400,813)
Non-Controlling Interest	(151,602)	(62,972)
Total Stockholder's equity (deficit)	(902,265)	(463,785)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,183,522	$1,843,826

The accompanying notes are an integral part of these consolidated financial statements.

TREATY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,		Three Months Ended June 30,
	2012 (Unaudited)	2011 (Unaudited)	2012 (Unaudited)	2011 (Unaudited)

REVENUES
Oil and gas revenues	$70,103	$69,530	$13,087	$69,530
Total revenues	70,103	69,530	13,087	69,530

EXPENSES
Lease operating expenses	158,879	237,379	81,388	130,664
Direct drilling costs	210,477	7,987	136,805	7,987
Land lease costs	20,000	-	-	-
Production taxes	3,740	3,205	-	3,205
General and administrative	1,204,861	2,794,110	653,045	2,651,562
Depreciation, depletion and amortization	153,316	22,201	75,050	19,855
Accretion of asset retirement obligation	12,237	710	11,061	710
Interest expense	94,877	126,793	51,687	115,390
Total expenses	1,858,387	3,192,385	1,009,036	2,929,373

Operating Loss	(1,788,284)	(3,122,855)	(995,949)	(2,859,843)

OTHER INCOME AND EXPENSE ITEMS
Gain (Loss) on retirement of debt	(1,377)	(1,070,702)	(1,377)	(1,087,989)
Gain (Loss) on sale of assets	(7,354)	-	-	-
NET LOSS	(1,797,015)	(4,193,557)	(997,326)	(3,947,832)

Less: loss attributable to Non-Controlling Interests	88,630	-	58,243	-
Net loss attributable to Treaty Energy Corporation	$(1,708,385)	$(4,193,557)	$(939,083)	$(3,947,832)
Foreign Currency Translation Gain / (Loss)	3,640	-	3,640	-
Comprehensive loss attributable to Treaty	(1,704,745)	(4,193,557)	(935,443)	(3,947,832)
Add: loss attributable to Non-Controlling Interests	(88,630)	-	(58,243)	-
Total Comprehensive Loss	(1,793,375)	(4,193,557)	(993,686)	(3,947,832)

Net loss per common shares - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)
Weighted average common shares outstanding - basic and diluted	738,906,494	579,158,527	740,363,920	643,027,415

The accompanying notes are an integral part of these consolidated financial statements.

TREATY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,797,015)	$(4,193,557)
Adjustments to reconcile net loss to net cash
provided by/(used in) operating activities:
Depreciation, depletion and amortization	153,316	22,201
Loss on sales of assets	7,354	-
(Gain) loss on retirement of debt	1,377	1,070,702
Shares owed for payment of interest on notes payable	-	39,000
Amortization of discount on notes payable	3,983	43,972
Accretion of asset retirement obligation	12,237	710
Stock based compensation (shares issued and owed)	-	2,093,743
Interest imputed on related-party notes	17,638	9,564
Amortization of deferred revenue	(30,805)	-

Changes in operating assets and liabilities:
Accounts receivable	12,153	(113,740)

Accounts payable & accrued expenses	181,152	291,238
Director & officer liabilities	-	30,000
Prepaid expenses & other assets	-	(65,000)
Cash Call Liability	74,200	-
Net cash provided by / (used in) operating activities	(1,364,410)	(771,167)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and gas properties & fixed assets	-	(65,000)
Deposit on equipment lease purchase	(28,000)	-
Purchases of fixed assets	(336,296)	(239,885)
Proceeds from sales of oil and gas interests	-	-
Net cash provided by / (used in) investing activities	(364,296)	(304,885)

The accompanying notes are an integral part of these consolidated financial statements

TREATY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Six Months Ended June 30,
	2012	2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties, net	1,854,051	769,685
Proceeds from notes payable	150,000	340,500
Principal payments on notes payable	(295,080)	(205,500)
Bank overdraft	(1,982)	-
Common stock issued for cash	-	197,750
Common stock payable for cash	26,250	20,000
Net cash provided by / (used in) financing activities	1,733,239	1,122,435

Net increase / (decrease) in cash and cash equivalents	4,533	46,383
Foreign Currency translation gain/loss	3,640	-
Cash and cash equivalents, beginning of period	14,716	148
Cash and cash equivalents, end of period	$22,889	$46,531

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$26,723	$6,000
Shares issued for retirement of debt	5,000	1,737,566
Preferred and common shares issued to acquire oil and gas properties and fixed assets	-	445,100
Acquisition of oil & gas properties with debt	-	1,296,017
Preferred shares converted to common shares	-	120,000
Shares owed for conversion of notes payable	-	390,000
Assumption of asset retirement obligation with acquisition of oil and gas properties	-	35,548
Shares issued to relieve stock payable	-	204,000
Shares issued to shareholder to reimburse issuances on behalf of the company	-	26,809

Shares issued by related party on behalf of company for potential acquisition	140,000	-
Related party debt donated to Additional Paid in Capital	971,504	-
Treasury shares issued for debt relief	360,000	-

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Treaty Energy Drilling, C&C Petroleum Management, LLC, and Treaty Belize Energy, Ltd., in which the Company holds a 76% interest.  All significant intercompany transactions have been eliminated.

The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of financial information for the interim periods presented.  These adjustments are of a normal recurring nature and include appropriate estimated provisions.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. There was no material effect to the consolidated financial statements as result of these reclassifications.

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

Based on these shares being conditionally redeemable under circumstances that are not within the control of the Company, these shares were accounted for outside of permanent equity and liabilities consistent with the applicable literature on conditionally redeemable preferred stock. The shares will be re-classed to permanent equity upon conversion to common stock or to liabilities if redemption becomes certain to occur.  As of June 30, 2012, 12,000 shares convertible at $0.10 and valued at $60,000 were outstanding.

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

In June 2011, the FASB amended the accounting guidance for presentation of other comprehensive income.  The new guidance requires that all non-owner changes in stockholders equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new guidance is effective for the fiscal year ending December 31, 2012 and is not expected to have a significant impact on the Company’s financial statements.  In addition, this guidance requires the entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB issued an amendment to the guidance released in June 2011 to defer the changes related to the presentation of reclassification adjustments to give the FASB more time to reassess and evaluate alternative presentation formats.  Thus, the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of the June 2011 guidance were reinstated until their deliberation is complete.

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

NOTE 4 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in these consolidated financial statements, we have had continuing negative cash flows from operations and a working capital deficit as of June 30, 2012.  These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

NOTE 5 – OIL AND GAS PROPERTIES

There were no acquisitions during the six months ended June 30, 2012.

Our geographical proved and unproved properties are as follows:

	06/30/12	12/31/11
Oilfield Support Equipment	$1,141,701	$1,141,701
Less: accumulated depreciation	(188,680)	(107,353)
Total	953,021	1,034,348

Proved developed producing:

Texas	$105,494	$105,494
Less: accumulated depletion	(23,022)	(18,086)
Total	82,472	87,408

Unproved:
Belize	48,075	48,075
Total	$48,075	$48,075

Production of Oil from all fields

We recorded depletion expense of $4,936 and $0 for the six months ended June 30, 2012 and 2011 based on total production of approximately 1,672 and zero barrels for those periods.

For the three and six months  ended June 30, 2012, we shipped 267.06  and  932.20  barrels, and reflect a $9,734  net  receivable (after  royalty and production tax reductions) for shipments made prior to June 30, 2012.

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

For the three and six months ended June 30, 2012 and June 30, 2011, the amortization of the Carved Out Production payment was $701 and $ -0- and $2,197 and $ -0-, respectively. The carrying value of the carved out interest was $73,808 and $76,005 as of June 30, 2012 and December 31, 2011, respectively.

For the three and  six months ended June 30, 2012 and June 30, 2011, the amortization of the Deferred Revenue was $6,137 and $ -0-, and $ 30,805  and $ -0-, respectively. The carrying value of the related deferred revenue was $514,702 and $545,507 as of June 30, 2012 and December 31, 2011, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Other property, plant and equipment consist principally of drilling rigs, and office furniture and equipment.  Historical cost and accumulated depreciation are as follows:

	06/30/12	12/31/11

Drilling rigs and related equipment	$750,245	$467,656
Office equipment	5,165	3,958
Furniture and fixtures	1,000	1,000
Vehicles	123,020	42,520
Equipment	24,598	32,474
Total property, plant and equipment - at cost	904,028	547,608
Less: accumulated depreciation	(117,419)	(53,135)
Net property, plant and equipment - other	$786,609	$494,473

Assets other than drilling equipment and vehicles generally have estimated useful lives of three years.  Estimated useful lives of drilling equipment and vehicles is five years. Depreciation expense for the six months ended June 30, 2012 and 2011 was $64,806 and $20,555, respectively.

NOTE 7 – NOTES PAYABLE

As of June 30, 2012 and December 31, 2011, we had notes and accrued interest payable totaling $732,798 and $829,095, respectively.

This consisted of the following:

Notes and Interest Payable to Previous Officers and Directors (Principal of $156,545 and Accrued Interest of $19,985 and $17,644 as of June 30, 2012 and December 31, 2011, respectively)

These liabilities arose principally between January, 2007 and December, 2008 as cash contributions and accrued compensation to officers and directors of Treaty Petroleum, Inc. with whom Treaty Energy Corporation merged in December of 2008.  Some additional compensation was accrued during 2009 until the Crockett County, Texas leases were lost.

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

In April of 2010, some of the plaintiffs in this lawsuit filed for protection under federal bankruptcy laws.  This caused the action to be moved to the federal bankruptcy courts where it remains as of the filing of this report.

The notes bear interest at 3%.  Management believes that the interest rate stated in these notes does not adequately represent the Company’s incremental cost of capital.  Therefore, we have imputed interest at an additional 5% by charging interest expense and increasing Additional Paid in Capital.  For the three months ended June 30, 2012, we have charged interest expense and increased interest payable in the amount of $1,170 for the amount of the 3% nominal interest on the notes.  We have also charged interest expense (and increased Additional Paid in Capital) with $3,906 for the additional imputed interest at 5%.

During the quarter ended June 30, 2012, the court indicated that the Company will have a liability, though a decision on the level of liability, including interest determinations will not be determined until subsequent to June 30, 2012.

Promissory Note Issued for the Acquisition of the Great 8 lease (principal of $211,494 and $354,219 as of June 30, 2012 and December 31, 2011, respectively, and accrued interest of $ 1,130 and $146 as of June 30, 2012 and December 31, 2011, respectively)

On May 31, 2011, we issued a promissory note in the amount of $692,539 for the Great 8 leases in Texas, the payment terms of which are: monthly payments including interest and principal with the final payment due on June 1, 2012. This note accrues interest at 5%.  At June 30, 2012, the Company was behind one installment on its payment obligations with this note.

Promissory Note Issued for Cash Deposit (principal of $ 150,000 and $150,000 as of June 30, 2012 and December 31, 2011, respectively, and accrued interest of $ 11,145 and $2,170 as of June 30, 2012 and December 31, 2011, respectively)
On November 14, 2011, we issued a promissory note in the amount of $150,000 in return for a cash advance. Stated interest on the loan is at 12% with quarterly payments starting June 30, 2012.  As of June 30, 2012, payment for the first installment had not been made.

Promissory Note Issued for Cash Deposit (principal of $ 50,000 and $-0- as of June 30, 2012 and December 31, 2011, respectively, and accrued interest of $ 7,500 and $-0- as of June 30, 2012 and December 31, 2011, respectively)
On January 13, 2012, we issued a promissory note in the amount of $50,000 in return for a cash advance.  Payments are interest only at 5% per month for one year at which time the principal amount is due and payable.

Promissory Note Issued for Cash Deposit (principal of $ 100,000 and $-0- as of June 30, 2012 and December 31, 2011, respectively, and accrued interest of $ 25,000 and $-0- as of June 30, 2012 and December 31, 2011, respectively)
On January 30, 2012, we issued a promissory note in the amount of $100,000 in return for a cash advance.  Payments are interest only at 5% per month for one year at which time the principal amount is due and payable.  This note is collateralized with 10,000,000 common shares of the Company. In the event the Company defaults on the note these shares would be owed to the lender. The agreement requires that the Company provide additional collateral if the fair value of the shares decreases below $200,000 while the note is outstanding. As of June 30, 2012 the value of the collateral exceeded $200,000.

All related party balances related to salary and consulting agreements have been recorded within accrued liabilities.

NOTE 8 – SHAREHOLDERS’ EQUITY

We are authorized to issue 950 million shares of our common stock.  At December 31, 2011, we had 746,449,069 shares issued and 737,449,069 outstanding.  During the three months ended June 30, 2012, the stock held in Treasury Stock was sold, increasing our outstanding shares to 746,449,069.

●	On June 7, 2012, the Company issued 177,143 shares to an investor and unrelated party.

Stock Payable

●
On May 20, 2011 the Company entered into a note agreement for $100,000 that required payment of 1,000,000 shares as an inducement to the lender. Due to the short term nature of the note the full value of the shares of $39,000 was expensed and recorded to stock payable with the agreement. These shares remained unissued as of June 30, 2012, and are recorded within stock payable as of June 30, 2012.

●
On May 20, 2011, the Company agreed to issue 1,500,000 shares for $20,000 of cash proceeds received. These shares remained unissued as of June 30, 2012, and are recorded within stock payable as of June 30, 2012.

●
On July 1, 2011 we contracted with a broker to purchase and sell shares of our common stock. As of June 30, 2012, $26,875 had been received for 1,343,750 shares subscribed to but not yet issued by the Company.  The agreement has now been abandoned and the stock payable was terminated with a related party agreeing to pay the $26,875 back to the broker.

●	On June 8, 2012, an unrelated investor advanced the Company $26,250 for 1,500,000 common shares to be issued.

Treasury Stock

On July 1, 2011, we purchased 20,000,000 shares of our stock from a related company also controlled by our Chairman and Chief Executive Officer, Andrew Reid.  The shares were valued at $790,000, the amount the Company agreed to re-pay with an outstanding liability. This amount was equal to the fair value of the shares acquired on the acquisition date.

Also, on July 1, 2011, we issued 11,000,000 of those shares and reduced the Treasury Stock balance by $434,500.   Losses on the sale of Treasury Stock are not reflected on the Income Statement, therefore the difference between cost and the proceeds received was charged to Additional Paid in Capital.

On June 1, 2012, The related company also controlled by our  Chairman and Chief Executive Officer, Andrew Reid agreed to repurchase the  9,000,000 shares remaining in Treasury Stock at the market value  that day yielding a repurchase  price of $360,000 for the  $355,500 of Treasury Stock.  The gain of $4,500 is not recognized as the transaction is between related parties and was credited to Additional Paid in Capital.

Imputed Interest

Pursuant to our notes payable to our former corporate secretary and the former operator of the Crockett County leases, the aggregate unpaid principal amount of which is $156,545, and which forms a portion of the lawsuit discussed in Note 5 to our annual report filed on Form 10-K as of December 31, 2011, we accrue simple interest at 3% per year.  This resulted in an interest charge collectively of $ 1,170 and $2,340 for three and six months ended June 30, 2012.

Management believes that the stated interest on these notes is not equivalent to the Company’s realistic cost of capital.  We therefore imputed an additional 5% interest and charged interest expense with an additional $1,953 and $ 3,906 for the three and six months ended June 30, 2012.  The Company recorded an additional $13,732 in imputed interest expense for the three and six months ended June 30, 2012 on the non-interest bearing related party payable with a balance of $774,421.

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

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2012 and December 31, 2011 consist of the following:

	06/30/12	12/31/11
Trade accounts payable	$310,525	$425,903
Accrued expenses – related party	90,000
Accrued expenses	109,279
Liabilities associated with our reverse merger in December, 2008	200,380	200,380
Bank overdraft	-	1,982
All-Secure payable	51,848	89,347
Total	$762,032	$717,612

During the three months ended June 30, 2012, the Company accrued liabilities of $90,000 to three related parties for cash advances and for accrued consulting fees.

As of June 30, 2012 the Company had a cash call liability for $74,200. This liability represents cash calls the Company made for their Belize property for the continuation of development, drilling and exploration.  Whenever the funds are utilized and the related costs are incurred the liability will be relieved against the development costs as the Company will no longer be obligated after the agreed upon work is performed.

NOTE 11 – ASSET RETIREMENT OBLIGATION

A reconciliation of the aggregate carrying amount of asset retirement obligations is as follows:

	06/30/12	12/31/11
Beginning Balance	$130,397	$128,367
Accretion to balance sheet date	12,237	2,030
Asset retirement obligation at balance sheet date	$142,634	$130,397

The Company recorded an accretion expense of $11,061 and $710 for the three months ended June 30, 2012 and June 30, 2011, respectively and $12,237 and $710 for the six months ended June 30, 2012 and June 30, 2011, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2012, we had the following transactions with related parties:

●
We accrued $90,000 and $180,000 of compensation costs for the three and six months ended June 30, 2012 to our Chairman and CEO and two other related consultants.  During the six months ended June 30, 2012, $90,000 was forgiven by these parties and relieved to Additional Paid in Capital. Amounts owed as of June 30, 2012 and December 31, 2011 were $90,000 and $0, respectively.

●
We borrowed a net amount of $1,854,051 for the six months ended June 30, 2012, from an entity owned by our Chairman and CEO, Andrew Reid.  During the six months ended June 30, 2012 $881,504 was forgiven by this party and relieved to Additional Paid in Capital. Amounts owed as of June 30, 2012 and December 31, 2011 were $774,421 and $0, respectively.

●
An entity owned by our Chairman and CEO, Andrew Reid, paid 4,000,000 shares they held in our common stock to an acquisition target as a deposit for a potential acquisition. The shares were valued on the date they were issued at $140,000 and recorded as an addition to other assets and additional paid in capital as the entity contributed the shares and is not seeking repayment. The acquisition had not closed as of June 30, 2012 and relates to a Belize target with undrilled and unproved oil and gas leases. If the acquisition is closed the Company will be obligated to pay $4,500 monthly for 3 years.

●
The entity owned by our Chairman and CEO, Andrew Reid, reacquired stock they had sold back to the Company during 2011.  The Company reacquired the 9,000,000 shares previously held by the Company as treasury stock in lieu of relief of debt of $333,125 and assumption of a stock payable owed valued at $26,875. The fair value of the shares issued was equal to $360,000 as of the date of grant. As a result of this transaction, treasury stock was credited for $355,500 (cost basis of treasury shares issued), additional paid in capital was credited for $4,500 (to value shares at fair market value), related party debt was debited for $333,125, and stock payable was debited for $26,875.

NOTE 13 – SALE OF NON-CONTROLLING INTEREST IN SUBSIDIARY

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

Based on the above, we recorded $125,000 increase to cash and a $2,204 debit to non-controlling interests. The offsetting credits for the transaction were $25,000 liability for the deposit, and a credit to additional paid in capital of $102,204. As of June 30, 2012 we owned 76% of our Belize subsidiary.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to June 30, 2012, we

●	Paid an additional $10,000 on our promissory note on the promissory note from Wm. Hackmeyer
●	Have set aside $60,000 in escrow against the legal judgment pending with former officers. The balance expected to be paid is already fully accrued at June 30, 2012.
●
Assumed the purchase of a lease acquisition made by the entity partially owned by our Chairman and CEO.  Under this agreement the Company will add 3 leases for $1,200,000 in cash and $6,000,000 in stock.  The Company has paid $34,770 towards the cash liability and points on the sale.

●
On July 31, 2012, the Company authorized the issuance of 24,115,950 shares of stock of which 1,000,000 shares was issued for consulting expenses, and the balance for  the retirement of amounts owed to a related party.

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

Results of Operations

Six Months Ended June 30, 2012, compared with Six Months Ended June 30, 2011

We had $70,103 in revenues for the six months ended June 30, 2012 from our Texas acquisitions versus $69,530   for the same period in 2011. Oil sales during both six month periods were nearly the same.

Our lease operating expenses were $158,879 in 2012 versus $237,379 in 2011 due to increased management oversight of expenses resulting from our Texas and Belize acquisitions, and the shift of more expenditures for drilling operations

Our drilling expenses have increased from $ 7,987 for the six months ended June 30, 2011, to $210,477 for the same period in 2012, as drilling activity is increasing on both our Texas and Belize operations.

General and administrative expenses have decreased from $ 2,794,110 for the six months ended June 30, 2011 to $1,204,861 in 2012.  During the six months ended June 30, 2011, a significant amount of consulting fees were paid through stock issuances, but were not required in 2012.

Our depreciation, depletion and amortization expenses for the six months ended June 30, 2012 were $153,316 as compared to $22,201 for the same period in 2011, owing to the start of depreciation on our equipment that we use in Belize, from our unit of production depletion in Texas.

Interest expense is higher during the six months ended June 30, 2012 versus the same period in 2011, due to higher debt levels during the first six months of the year.

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

Drilling

Treaty currently has hundreds of proven, undeveloped acres on which we can drill.  Depth of the new wells will range from a shallow 550 feet to 2600 feet.  Some wells will reach deeper than 4500 feet.

On November 14, 2011 Treaty acquired the Mark H. & Eula E. Wooldridge Leases, totaling 260 acres.    This Lease has one well currently producing 5 barrels of oil per day.  Treaty has secured funding in the amount of $700,000 in order to infield drill twelve new wells to 550 feet.  Drilling commenced on these wells.

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

Management has been addressing these weaknesses during the three months ended June 30, 2012, however, believe that the material weakness assessment is unchanged.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On January 29, 2010, a lawsuit (Highground et al. versus Ronald L. Blackburn et al.)was filed in the 22nd Judicial District Court, Parish of St. Tammany, Louisiana, naming Treaty Energy Corporation, among others, as a defendant.

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

Subsequent to June 30, 2012, a judgment was issued that effectively absolved the Company of any financial responsibility.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances, except as disclosed in this report.

ITEM 1A – RISK FACTORS

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under “Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, filed June 13, 2012.

This information should be considered carefully, together with other information in this report and other reports and materials we file with the Securities and Exchange Commission.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

See Note 9 for a listing of shares issued during the three months ended June 30, 2012.

Options and Warrants

During the three months ended June 30, 2012, no options or warrants have been granted, expired or exercised.

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

Treaty Energy Corporation

Date: August 14, 2012	By:	/s/ Andrew V. Reid
Andrew V. Reid
Chief Executive Officer