Form 10-Q
period 2012-09-30
Treaty Energy Corp
filed 2012-11-19
CIK 1075773

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

The number of shares of the registrant’s common stock outstanding as of November 16, 2012, was 937,034,096.

TREATY ENERGY CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TREATY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$14,780	$14,716
Accounts & other receivables	31,644	23,438
Total current assets	46,424	38,154

Oil and gas properties (successful efforts)
Proved producing	1,912,795	105,494
Unproved	48,075	48,075
Oilfield support equipment	907,343	1,141,701
Less: accumulated depreciation, depletion and amortization	(206,741)	(125,439)
Net oil and gas properties and support equipment	2,661,472	1,169,831

Property, plant and equipment, net	911,621	494,473
Prepaid expenses and other assets	205,363	65,363
Carved out interest, net	73,313	76,005
TOTAL ASSETS	$3,898,193	$1,843,826

LIABILITIES

Accounts payable and accrued liabilities	$668,586	$717,612
Notes and accrued interest payable	1,493,475	829,095
Related party payable	49,321	-
Purchase Option Liabilities	25,000	25,000
Total current liabilities	2,236,382	1,571,707

Deferred Revenue	509,772	545,507
Asset retirement obligation	223,964	130,397
TOTAL LIABILITIES	$2,970,118	$2,247,611

The accompanying notes are an integral part of these consolidated financial statements.

TREATY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Continued)

	September 30, 2012	December 31, 2011
	(Unaudited)
Convertible Redeemable Class A Preferred Stock (0 and 12,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively, $5 redemption value)	-	60,000

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - par value $0.001, 50 million shares authorized, none issued or outstanding at September 30, 2012 and December 31, 2011	-	-
Common stock – par value $0.001, 950 million shares authorized, 893,153,954 and 746,449,069 shares issued at September 30, 2012 and December 31, 2011, and 893,153,954 and 737,449,069 shares outstanding at September 30, 2012 and December 31, 2011, respectively	893,153	746,449

Treasury Stock	-	(355,500)
Additional paid in capital	15,997,466	8,730,631
Common stock payable	1,721,743	85,875
Accumulated loss - pre-exploration stage	(644,829)	(644,829)
Accumulated loss - exploration stage	(16,793,051)	(8,963,829)
Accumulated other comprehensive income	6,976	390

Total stockholders' equity (deficit) attibutable to Treaty Energy	1,181,458	(400,813)

Non-Controlling Interest	(253,383)	(62,972)
Total Stockholder's equity (deficit)	928,075	(463,785)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,898,193	$1,843,826

The accompanying notes are an integral part of these consolidated financial statements.

TREATY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Oil and gas revenues	$145,770	$102,555	$75,667	$48,693
Total revenues	145,770	102,555	75,667	48,693

EXPENSES
Lease operating expenses	260,473	372,351	101,594	150,893
Direct drilling costs	419,198	25,634	208,721	17,394
Land lease costs	20,000	-	-	-
Production taxes	3,740	7,231	-	4,026
General and administrative	5,885,492	3,656,897	4,680,631	862,787
Depreciation, depletion and amortization	287,048	53,817	133,732	31,616
Accretion of asset retirement obligation	18,339	1,574	6,102	864
Interest expense	136,384	139,845	41,507	13,052
Total expenses	7,030,674	4,257,349	5,172,287	1,080,632

Operating Loss	(6,884,904)	(4,154,794)	(5,096,620)	(1,031,939)

OTHER INCOME AND EXPENSE ITEMS
Gain (Loss) on retirement of debt	(862,212)	(1,250,464)	(860,835)	(179,762)
Gain (loss) on disposition of royalty interests	-	790,776	-	790,776
Gain (Loss) on sale of assets	(272,517)	-	(265,163)	-
NET LOSS	(8,019,633)	(4,614,482)	(6,222,618)	(420,925)

The accompanying notes are an integral part of these consolidated financial statements

TREATY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(continued)

Less: Loss attributable to Non-Controlling Interests	190,411	-	101,781	-
Net loss attributable to Treaty Energy Corporation	$(7,829,222)	$(4,614,482)	$(6,120,837)	$(420,925)
Foreign Currency Translation Gain/(Loss)	6,587	-	2,947	-
Comprehensive Loss attributable to Treaty	(7,822,635)	(4,614,482)	(6,117,890)	(420,925)
Add: loss attributable to Non-Controlling Interests	(190,411)	-	(101,781)	-
Total Comprehensive Loss	$(8,013,046)	(4,614,482)	(6,219,671)	(420,925)

Net loss per common shares - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.00)
Weighted average common shares outstanding - basic and diluted	764,129,590	628,317,210	814,027,452	725,031,575

The accompanying notes are an integral part of these consolidated financial statements

TREATY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,019,633)	$(4,614,482)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation, depletion and amortization	287,048	53,817
Loss on sales of assets	272,517	-
(Gain) loss on retirement of debt	862,212	1,250,464
ORRI issued with note as inducement, expensed due to short term note	-	25,900
Gain on sale of ORRI	-	(790,776)
Amortization of discount on notes payable	9,633	45,076
Accretion of asset retirement obligation	18,339	1,574
Stock based compensation (shares issued and owed)	4,217,770	2,736,711
Interest imputed on related-party notes	27,712	11,517
Amortization of deferred revenue	(35,735)	-
Changes in operating assets and liabilities:
Accounts receivable	(8,206)	(114,171)
Accounts payable & accrued expenses	89,144	(67,851)
Prepaid expenses & other assets	-	(65,363)
Net cash provided by / (used in) operating activities	(2,279,199)	(1,527,584)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and gas properties & lease equipment	(516,793)	(478,088)
Proceeds from sale of ORRI	-	515,000
Purchases of fixed assets	(498,197)	-
Proceeds from sales of oil and gas interests	60,000	-
Net cash provided by / (used in) investing activities	(954,990)	36,912

The accompanying notes are an integral part of these consolidated financial statements

TREATY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties, net	1,833,625	1,011,362
Proceeds from notes payable	908,000	353,000
Principal payments on notes payable	(506,469)	(466,062)
Bank overdraft	(1,982)	2,205
Common stock issued for cash	531,750	373,750
Proceeds from sale of Treasury Stock	-	225,000
Common stock payable for cash	462,743	-
Net cash provided by / (used in) financing activities	3,227,667	1,499,255

Net increase / (decrease) in cash and cash equivalents	(6,522)	8,583
Foreign Currency translation gain/loss	6,586	-
Cash and cash equivalents, beginning of period	14,716	148
Cash and cash equivalents, end of period	$14,780	$8,731

SUPPLEMENTAL CASH FLOW INFORMATION
Purchase of treasury stock for increase in related party expense	$-	$790,000
Cost of treasury shares in excess of cash received for resale	-	214,500
Shares issued for retirement of debt	1,042,801	2,153,014
ORRI issued to relieve debt	-	176,351
Preferred and common shares issued to acquire oil and gas properties and fixed assets	1,228,414	265,100
Acquisition of oil & gas properties with debt	328,012	1,296,017
Preferred shares converted to common shares	60,000	120,000
Note relieved in exchange for transfer of assets	-	69,011
Assumption of asset retirement obligation with acquisition of oil and gas properties	76,707	35,548
Shares issued to relieve stock payable	-	204,000
Shares issued to shareholder to reimburse issuances on behalf of the company	-	26,809
Shares issued by related party on behalf of company for potential acquisition	140,000	-

The accompanying notes are an integral part of these consolidated financial statements

TREATY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

Related party debt donated to Additional Paid in Capital	971,504	397,671
Asset retirement obligation assumed with acquisition	95,578	-
Debt discount due to sale of ORRI attached to note payable	137,620	-

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

Based on these shares being conditionally redeemable under circumstances that are not within the control of the Company, these shares were accounted for outside of permanent equity and liabilities consistent with the applicable literature on conditionally redeemable preferred stock. The shares will be re-classed to permanent equity upon conversion to common stock or to liabilities if redemption becomes certain to occur.  As of September 30, 2012 and December 31, 2011, 0 and 12,000 shares convertible at $0.10 and valued at $ 0 and  $60,000, respectively were outstanding.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.  This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented.  The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

 In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

NOTE 4 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in these consolidated financial statements, we have had continuing negative cash flows from operations and a working capital deficit as of September 30, 2012.  These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

NOTE 5 – OIL AND GAS PROPERTIES

On August 15, 2012, the Company purchased three leases from 3K Oil Trust increasing the Company’s holdings by 357 acres.  The purchase was made with a payment of $400,000 and the obligation to issue 30,000,000 shares of the Company’s common stock.  Shown at September 30, 2012, in Common Stock Payable for $1,200,000, the shares were issued on October 9, 2012.

On September 21, 2012, the Company purchased the Converse lease for $379,832, which included cash payments of $51,820 and a mortgage obligation of $328,012.

Our geographical proved and unproved properties are as follows:

	09/30/12	12/31/11
Oilfield Support Equipment	$907,343	$1,141,701
Less: accumulated depreciation	(143,007)	(107,353)
Total	764,336	1,034,348
Proved developed producing:
Texas	$1,912,795	$105,494
Less: accumulated depletion	(63,734)	(18,086)
Total	1,849,061	87,408

Unproved:
Belize	48,075	48,075
Total	$48,075	$48,075

Production of Oil from all fields

We recorded depletion expense of $45,647 and $914 for the nine months ended September 30, 2012 and 2011 based on total production of approximately 2,948 and 755.4 barrels for those periods.

For the three and nine months  ended September 30, 2012, we shipped 1,496.33 and 2,212.65  barrels, and reflect a $30,096  net  receivable (after  royalty and production tax reductions) for shipments made prior to September 30, 2012.

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

For the three and nine months ended September 30, 2012 and September 30, 2011, the amortization of the Carved Out Production payment was $ 495 and $ -0- and  $2,692 and $ -0-,  respectively. The carrying value of the carved out interest was $53,169 and $76,005 as of September 30, 2012 and December 31, 2011, respectively.

For the three and nine months ended September 30, 2012 and September 30, 2011, the amortization of the Deferred Revenue was $4,930 and $ -0-, and $35,758  and $ -0-,  respectively. The carrying value of the related deferred revenue was $509,772 and $545,507 as of September 30, 2012 and December 31, 2011, respectively.

Oil and Gas Dispositions

On September 28, 2012, the Company sold its interest in the Long, Henderson and Barnes leases for $60,000.  The carrying value of the assets at the time of the sale was $345,513, including impairment charged against the acquisition at December 31, 2011.  The sale also relieved the Asset Retirement Obligation associated with these leases by $20,350.  The Company has recognized a loss on the sale of the leases of $265,163.

For the nine months ended September 30, 2012 and September 30, 2011, the Company had realized production revenues of $9,423 and $-0-, from these leases.  Expenses related to the operation of these leases was not segregated from those of our entire lease and drilling operations and therefore the net losses associated with these discontinued operations cannot be fully and accurately disclosed.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Other property, plant and equipment consist principally of drilling rigs, and office furniture and equipment.  Historical cost and accumulated depreciation are as follows:

	09/30/12	12/31/11

Drilling rigs and related equipment	$839,696	$467,656
Office equipment	5,165	3,958
Furniture and fixtures	1,049	1,000
Vehicles	200,435	42,520
Equipment	25,043	32,474
Total property, plant and equipment - at cost	1,071,388	547,608
Less: accumulated depreciation	(159,767)	(53,135)
Net property, plant and equipment - other	$911,621	$494,473

Assets other than drilling equipment and vehicles generally have estimated useful lives of three years.  Estimated useful lives of drilling equipment and vehicles is five years. Depreciation expense for the nine months ended September 30, 2012 and 2011 was $106,632 and $51,257,  respectively.

NOTE 7 – NOTES PAYABLE

As of September 30, 2012 and December 31, 2011, we had notes and accrued interest payable totaling  $1,542,796 and $829,095, respectively.

This consisted of the following:

Notes and Interest Payable to Previous Officers and Directors (Principal of S -0- and  $156,545 and Accrued Interest of $-0- and $17,644 as of September 30, 2012 and December 31, 2011, respectively)

These liabilities arose principally between January, 2007 and December, 2008 as cash contributions and accrued compensation to officers and directors of Treaty Petroleum, Inc. with whom Treaty Energy Corporation merged in December of 2008.  Some additional compensation was accrued during 2009 until the Crockett County, Texas leases were lost.

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

During the quarter ended June 30, 2012, the court indicated that the Company will have a liability, though a decision on the level of liability, including interest determinations will not be determined until subsequent to September 30, 2012, while settlement conferences continue.  The Company has paid funds greater than the principal and interest owed at September 30, 2012, which eliminates the liabilities carried on the books.

Promissory Note Issued for the Acquisition of the Great 8 lease (principal of $211,494 and $354,219  as of September 30, 2012 and  December 31, 2011, respectively, and accrued interest of $3,795 and $146 as of September 30, 2012 and December 31, 2011, respectively)

On May 31, 2011, we issued a promissory note in the amount of $692,539 for the Great 8 leases in Texas, the payment terms of which are: monthly payments including interest and principal with the final payment due on June 1, 2012. This note accrues interest at 5%.  At September 30, 2012, the Company was behind four installments on its payment obligations with this note and could be subject to foreclosure on the property due to default.

Promissory Note Issued for Cash Deposit (principal of $ 120,239 and $150,000  as of September 30, 2012 and December 31, 2011, respectively, and accrued interest of $2,268 and $2,170 as of September 30, 2012 and December 31, 2011, respectively)

On November 14, 2011, we issued a promissory note in the amount of $150,000 in return for a cash advance. Stated interest on the loan is at 12% with quarterly payments starting September 30, 2012.  As of September 30, 2012, one quarterly payment had been made.  Principal on the note is to be paid in four annual installments commencing one year from the date of the note.

Promissory Note Issued for Cash Deposit (principal of $ 50,000 and $-0- as of September 30, 2012 and  December 31, 2011, respectively, and accrued interest of $ 15,000 and $-0- as of September 30, 2012 and December 31, 2011, respectively)
On January 13, 2012, we issued a promissory note in the amount of $50,000 in return for a cash advance.  Payments are interest only at 5% per month for one year at which time the principal amount is due and payable.

Promissory Note Issued for Cash Deposit (principal of $ 100,000 and $-0-  as of September 30, 2012 and  December 31, 2011, respectively, and accrued interest of $ 40,000 and $-0- as of September 30, 2012 and December 31, 2011, respectively)

On January 30, 2012, we issued a promissory note in the amount of $100,000 in return for a cash advance.  Payments are interest only at 5% per month for one year at which time the principal amount is due and payable.  This note is collateralized with 10,000,000 common shares of the Company. In the event the Company defaults on the note these shares would be owed to the lender. The agreement requires that the Company provide additional collateral if the fair value of the shares decreases below $200,000 while the note is outstanding. As of September 30, 2012 the value of the collateral exceeded $200,000.

Promissory Note Issued for Cash Deposit (principal of $746,071 and $-0- as of September 30, 2012 and  December 31, 2011, respectively, and discount of $131,970 and $-0- as of September 30, 2012 and December 31, 2011, respectively)
On August 12, 2012, we issued a promissory note in the amount of $750,000 in return for a cash advance.  Payments are structured to be paid at a rate of 5% of royalties earned on three of the East Texas leases, plus one-half (1/2) of the net income derived from those wells until the note is paid in full.  The note specifies that repayment must be completed within 24 months.

There is no stated interest rate on the note, however, the Company has assigned a 7% royalty interest to the lender that will continue after the note is paid in full.  The Company has recognized the royalty interest as a discount on the note for $137,620 and is amortizing it over a 24 month period.  Amortization of $5,650 was recognized for the three months ended September 30, 2012, and the remaining discount, as of that date, was $131,970.

Promissory Note Issued for Lease purchase (principal of $328,012 and $-0-  as of September 30, 2012 and  December 31, 2011, respectively, and accrued interest of $566 and $-0- as of September 30, 2012 and December 31, 2011, respectively)
On September 21, 2012, the Company purchased the Converse lease and issued a promissory note in the amount of $328,012.  The note requires two (2) $20,000 payments in October, 2012, and $20,000 per month thereafter.  Interest accrues at a rate of 7%.

Demand Note Issued for a cash advance (principal of $8,000 and $-0- as of September 30, 2012 and December 31, 2011, respectively, and accrued interest of $4 and $-0- as of September 30, 2012 and December 31, 2011, respectively)
On September 28, 2012, we issued a demand note for a cash advance of $8,000.  The note bears an interest rate of 6%.

NOTE 8 – SHAREHOLDERS’ EQUITY

We are authorized to issue 950 million shares of our common stock.  At September 30, 2012, the Company had 893,153,954 shares issued and outstanding.  At December 31, 2011, we had 746,449,069 shares issued and 737,449,069 outstanding.

●	On June 7, 2012, the Company issued 177,143 shares of common stock to a related party, to relieve $5,000 of debt. The fair value of the shares was $6,377 resulting in a loss of $1,377.
●	On August 3, 2012, the Company issued 15,872,936 shares of common stock valued at $427,500 for cash payments from unrelated investors.
●
Also on August 3, 2012, the Company issued 4,592,986 shares of common stock valued at $234,242, to a related party controlled by our Chairman, Andrew Reid, to relieve debt to that company, resulting in a loss of $107,967.

●	Also on August 3, 2012, the Company issued 1,000,000 shares of common stock valued at $43,000, for services rendered to the Company by consultants.
●	Also on August 3, 2012, the Company issued 557,143 shares of common stock valued at $28,414 for the purchase of equipment.

●	Also on August 3, 2012, the Company issued 1,962,490 shares of common stock valued at $100,084, to pay an outstanding balance to one of our legal consultants.
●
On August 8, 2012, the Company issued 22,185,893 shares of common stock valued at $1,082,672 to a principal in a related company controlled by our Chairman and Chief Executive Officer, Andrew Reid as recognition for his efforts in providing shares for fund raising on behalf of  the Company and for unpaid and unreimbursed fees and expenses.

●
On August 9, 2012, the Company issued 7,616,533 shares of common stock valued at 373,210 to our Chairman and Chief Executive Officer, Andrew Reid as recognition for his efforts in providing shares for fund raising on behalf of  the Company and for unpaid and unreimbursed fees and expenses.

●	On August 20, 2012, the Company issued 3,943,750 shares of common stock valued at $104,250 for cash payments from unrelated investors.
●
Also on August 20, 2012, the Company issued 28,506,812 shares of common stock valued at $1,331,268, to a related party controlled by our Chairman, Andrew Reid, to relieve debt to that company, resulting in a loss of $752,868.

●	Also on August 20, 2012, the Company issued 8,347,188 shares of common stock valued at $389,814, for services rendered to the Company by consultants.
●
On August 27, 2012, the Company issued 7,500,000 shares of common stock valued at $345,000, to the Company’s new Chief Financial Officer, George Warren, in recognition of his efforts in raising capital for the company.

●	On August 29, 2012, the Company issued 18,662,011 shares of common stock valued at $839,791, to consultants and others who had provided services to the company.
●
On September 5, 2012, the Company issued 600,000 shares of common stock, valued at $60,000 for the conversion of preferred stock.  The conversion was consistent with the original issuance agreement, therefore no gain or loss was recognized.

●	On September 6, 2012, the Company issued 20,180,000 shares of common stock valued at $864,200, to consultants and others who had provided services to the company.
●	On September 17, 2012, the Company issued 5,000,000 shares of common stock valued at $180,000, to consultants and others who had provided services to the company.

Stock Payable

●
On May 20, 2011 the Company entered into a note agreement for $100,000 that required payment of 1,000,000 shares as an inducement to the lender. Due to the short term nature of the note the full value of the shares of $39,000 was expensed and recorded to stock payable with the agreement. These shares remained unissued as of September 30, 2012, and are recorded within stock payable as of September 30, 2012.

●
On May 20, 2011, the Company agreed to issue 1,500,000 shares for $20,000 of cash proceeds received. These shares remained unissued as of September 30, 2012, and are recorded within stock payable as of September 30, 2012.

●
On July 1, 2011 we contracted with a broker to purchase and sell shares of our common stock. As of September 30, 2012, $26,875 had been received for 1,343,750 shares subscribed to but not yet issued by the Company.  The agreement has now been abandoned and the stock payable was terminated with a related party agreeing to pay the $26,875 back to the broker.

●	On June 8, 2012, an unrelated investor advanced the Company $26,250 for 1,500,000 common shares to be issued. These shares were issued with the August 3, 2012, issuance of shares described above.
●	During the three months ended September 30, 2012, the Company received $462,743 from various unrelated investors for which stock had not been issued as of this report date.
●
On August 15, 2012, the Company purchased three leases from 3K Oil Trust.  Under the terms of that agreement, the Company is to issue 30,000,000 shares of common stock.  These shares were issued on October 9, 2012, subsequent to the report date.  The value of the shares is reflected in the Stock Payable at  $1,200,000.

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

As of September 30, 2012, the Company has no Treasury Stock.

Imputed Interest

Interest was imputed on the daily outstanding balance owed to a related party controlled by our Chairman, Andrew Reid.  Imputed interest for the three and nine months ended September 30, 2012 was $8,121 and $21,853, respectively.

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

During the quarter ended June 30, 2012, the court indicated that the Company will have a liability, though a decision on the level of liability, including interest determinations will not be determined until subsequent to September 30, 2012, while settlement conferences continue.  The Company has paid funds greater than the principal and interest owed at September 30, 2012, which eliminates the liabilities carried on the books.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2012 and December 31, 2011 consist of the following:

	09/30/12	12/31/11

Trade accounts payable	$361,957	$425,903
Accrued expenses – related party	-
Accrued expenses	54,849
Royalties payable	18,302
Liabilities associated with our reverse merger in December, 2008	200,380	200,380
Bank overdraft	-	1,982
All-Secure payable	33,098	89,347
Total	$668,586	$717,612

NOTE 11 – ASSET RETIREMENT OBLIGATION

A reconciliation of the aggregate carrying amount of asset retirement obligations is as follows:

	09/30/12	12/31/11
Beginning Balance	$130,397	$128,367
Increase due to purchased leases	95,578	-0-
Decrease due to property disposed of	(20,350)	-0-
Accretion to balance sheet date	18,339	2,030
Asset retirement obligation at balance sheet date	$223,964	$130,397

The Company recorded an accretion expense of $6,102 and $864 for the three months ended September 30, 2012 and September 30, 2011, respectively and $18,339 and $1,574 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

NOTE 12 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2012, we had the following transactions with related parties:

●
We accrued $90,000 and $270,000 of compensation costs for the three and nine months ended September 30, 2012 to our Chairman and CEO and two other related consultants.  During the three months ended March 31, 2012, $90,000 was forgiven by these parties and relieved to Additional Paid in Capital.   During the three months ended September 30, 2012, stock was issued to each of the parties to pay all of the unpaid accrued payments, as well as, prepaying fees of $90,000 through December 31, 2012.

●
September 30, 2012, we borrowed a net amount of $1,819,625 for the nine months ended September 30, 2012, from an entity owned by our Chairman and CEO, Andrew Reid.  During the nine months ended September 30, 2012, $881,504 was forgiven by this party and relieved to Additional Paid in Capital.  During the three months ended September 30, 2012, the Company issued shares to the principals of the related party, reducing the liability by $709,675.  Amounts owed as of September 30, 2012 and December 31, 2011 were $49,321 and $0, respectively.

●
An entity owned by our Chairman and CEO, Andrew Reid, paid 4,000,000 shares they held in our common stock to an acquisition target as a deposit for a potential acquisition. The shares were valued on the date they were issued at $140,000 and recorded as an addition to other assets and additional paid in capital as the entity contributed the shares and is not seeking repayment. The acquisition had not closed as of September 30, 2012 and relates to a Belize target with undrilled and unproved oil and gas leases. If the acquisition is closed the Company will be obligated to pay $4,500 monthly for 3 years.

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

●
On August 8, 2012, the Company issued 22,185,893 shares of common stock to a principal in a related company controlled by our Chairman and Chief Executive Officer, Andrew Reid as recognition for his efforts in providing shares for fund raising on behalf of  the Company and for unpaid and unreimbursed fees and expenses.

●
On August 9, 2012, the Company issued 7,616,533 shares of common stock to our Chairman and Chief Executive Officer, Andrew Reid as recognition for his efforts in providing shares for fund raising on behalf of  the Company and for unpaid and unreimbursed fees and expenses.

●
On August 24, 2012, the Company received a cash payment of $14,000 for the purchase of Company shares of common stock.  Prior to September 30, 2012, our Chairman, Andrew Reid, issued shares to the investor from his personal holdings.  The Company has included the $14,000 in the Related Party payable at September 30, 2012.

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

The agreement also specifies that the lender received an option to purchase up to 15% of a company in Belize which we have not acquired as of September 30, 2012. We received an additional $25,000 in cash for this option.

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

Based on the above, we recorded $125,000 increase to cash and a $2,204 debit to non-controlling interests. The offsetting credits for the transaction were $25,000 liability for the deposit, and a credit to additional paid in capital of $102,204. As of September 30, 2012 we owned 76% of our Belize subsidiary.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent to September 30, 2012, we

●	Paid an additional $40,000 on our promissory note on the promissory note from Wiljam.
●	Paid an additional $13,000 on our payable to All Secure Holdings.
●	Have set aside $342,000 in escrow against the legal judgment pending with former officers. The balance expected to be paid is already fully accrued at September 30, 2012.
●	Have issued 30,000,000 shares of common stock to conclude our obligations from the purchase of the 3K Oil Trust.
●	Have issued 13,880,142 shares of common stock for services rendered by consultants.

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

Results of Operations

Nine Months Ended September 30, 2012, compared with Nine Months Ended September 30, 2011

We had $145,770 in revenues for the nine months ended September 30, 2012 from our Texas acquisitions versus $161,560   for the same period in 2011. Oil sales during the nine months in 2012 were higher, however, revenues for that period in 2011 included third party drilling service revenues, a service no longer offered by the Company.

Our lease operating expenses were $260,473 in 2012 versus $372,351 in 2011, the decrease due to increased management oversight of expenses resulting from our Texas and Belize acquisitions, and the shift of more expenditures for drilling operations

Our drilling expenses have increased from $25,634for the nine months ended September 30, 2011, to $419,198 for the same period in 2012, as drilling activity is significantly increasing at both our Texas and Belize operations.

General and administrative expenses have increased from $3,656,897 for the nine months ended September 30, 2011 to $5,538,925 in 2012.  The increase is primarily due to increased consulting fees, most of which were paid with common stock.

Our depreciation, depletion and amortization expenses for the nine months ended September 30, 2012 were $287,048 as compared to $53,817 for the same period in 2011, owing to the start of depreciation on our equipment  that we use in Belize and from our unit of production depletion in Texas.

Interest expense is lower during the nine months ended September 30, 2012 versus the same period in 2011, due to more favorable borrowing arrangements.

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

Plan of Operation

Over the next twelve months we intend to develop the following initiatives:

Revenue Generation

In Texas, we have been reworking the wells acquired during 2011, allowing additional sources of production.  This process will continue through 2012 and into 2013, gradually increasing our daily oil output.   During the quarter Treaty sold some of its non-producing properties in order to focus on its core leases.  The work-over projects have been ongoing on our existing West Texas Leases.  At the beginning of the third quarter daily production had fallen to substantially due in part to regulatory and compliance issues.   Once all issues had been resolved with the Leases we were able to focus on bringing production back on to prior levels and sustained growth from that point.  Today the leases in West Texas are currently producing 26 barrels per day and expected to steadily increase for the remainder of the year.

Current leases under production include the West Texas: Willingham, Mable Kennard, Hobbs, Compton, McComus, Loven, Shotwell, Wooldridge and Brown properties.

Drilling

West Texas

Treaty currently has hundreds of proven, undeveloped acreage in which we can drill on.  Depth of the new wells will range from a shallow 550 feet to 2600 feet.  Some wells will reach deeper than 4500 feet.

On November 14, 2011 Treaty acquired the Mark H. & Eula E. Wooldridge Leases, totaling 260 acres.  This Lease has 3 wells currently producing 5 barrels of oil per day.  Treaty has secured funding in the amount of $700,000 in order to infield drill twelve new wells to 550 feet.  Drilling permits for the first 2 wells were approved on March 9, 2012.  After months of delays we are expected to begin the drilling the week of November 19,  2012 with an expected completion rate of 5-7 days per well.  Once the first two wells are placed into production the remaining financing will be available and we will begin the process of permitting and drilling to remaining 10 wells in the project.  We expect this project to be completed by the end of the 4th Quarter and add an estimated 100 BOPD in production.

Treaty began the first of a 9 well drilling project in the third quarter.  The first well was drilled to 1900 feet on the McComas lease.  Delays on the original cement job, due to terrain issues at the surface, were corrected and the well has now been cemented and is expected to be brought into production by late November. Completion operations have begun on the McComas A #20 well in late October, bond logs on the upper section of the Flippin Lime zone were run and we perforated the pay zone intervals in the Flippen Lime.  Similar wells in this formation have shown initial daily production of between 15 and 45 barrels per day.  We are expecting initial production from this well in mid-November, 2012.  We are in the process of permitting the next two locations and will commence drilling operations once all permits have been issued from the Texas State Railroad commission.

East Texas

After our meeting this week with our technical consultants,  it seems that the probability of large oil production is unlikely from these 3 laterals. We are estimating less than 20 barrels a day including the Lakeshore production. The gas production should come from all 3 legs and should be between 500,000 MCF ($1500.00) to 1,000,000 MCF ($3,000.00) a day.   We will have accurate estimates of future production shortly.   Although we do not consider this a great success, it is not a failure either. We plan to set this production on line and move on to our next well on our Eastern Texas Project.

We have already chosen our location on our 81 acre Elora farm out next to the Sabine River.  Once the survey and permit are completed we will start (that should take about 2 weeks).  This drill will be approximately 3500 feet.  It will also be a horizontal drilling into the Fredricksburg zone.  A prior well owner drilled there in 2007, but only had the rights below 5000ft.  They wire-lined the entire well and we now have those logs in our possession and will drill where the existing pad is. This will allow us to avoid the pad setup expense.  Also having 50k worth of logs should allow us to navigate into the zone with success.  If we have a successful oil well (our goal) we will drill again from this pad into the Saratoga zone.

Belize:

The San Juan #1 and #2 wells have been drilled to total depths of 2240 ft. and 1293 ft.  Completion Operations are currently underway and once finalized the wells will be flow tested and placed on production.  Treaty is in the process of permitting two additional wells in the Stann Creek area, one of these wells is scheduled to be drilled in the fourth quarter with the second well to follow in the first quarter.  Lessons learned on the #1 and #2 wells should allow Treaty to drill and complete these next two wells more efficiently.

The Government of Belize has been very supportive throughout the exploration phase of this project.  Treaty has advanced its understanding and operational acumen since we were awarded the Joint Venture in 2010.  We recognize we are a visitor in Belize and are doing our upmost to make sure we remain a steward of the trust the Belize Government has placed in us to operate with the upmost focus on safety and environmental stewardship.

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

Management has been addressing these weaknesses during the three months ended September 30, 2012,  however, believe that the material weakness assessment is unchanged.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The lawsuit is currently in settlement discussions that continued past this report date.   The Company has established an escrow account funded with a balance that should meet or exceed the final liability.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES

See Note 9 for a listing of shares issued during the three months ended September 30, 2012.

Options and Warrants

During the three months ended September 30, 2012, no options or warrants have been granted, expired or exercised.

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

Treaty Energy Corporation

Date: November 19, 2012	By:	/s/ Andrew V. Reid
Andrew V. Reid Chief Executive Officer