Form 10-K
period 2012-12-31
Treaty Energy Corp
filed 2013-06-27
CIK 1075773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

 FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity.  Based on the closing sale price on June 30, 2012 ($0.030 per share), the aggregate market value of the voting common stock held by non-affiliates (873,017,421) is $26,190,523.

State the number of shares outstanding of each of the registrant’s classes of common stock as of May 28, 2013: 1,247,924,036.

Documents Incorporated by reference: None.

TREATY ENERGY CORPORATION
FORM 10-K
For the Year Ended December 31, 2012

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

History

Treaty Energy Corporation, formerly known as Alternate Energy Corp., (“Treaty”, the “Company”, “we”, or “us”) was incorporated as COI Solutions, Inc. in the State of Nevada in August, 1997.

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

The Company merged with Treaty Petroleum, Inc., a Texas Corporation, under a transaction commonly referred to as a reverse merger.  With the change in ownership in December 2008, we embarked on a new business plan, focusing on oil and gas production.

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

We may continue to incur losses.

We reported a net loss attributable to Treaty shareholders for the years ended December 31, 2012 and 2011 of $12,192,929 and $7,149,202, respectively.  There is no assurance that we will be able to achieve and maintain profitability.

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

Going Concern Issues

The accompanying financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $3,199,464 in 2012, $1,472,542 in 2011, and a working capital deficit of $3,084,066 at December 31, 2012.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through debt.

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

Effect of Royalty and Working Interest Sales

In financing the well operations, the Company has sold various Royalty and Working Interest sales which limits the revenues and cash flows that the Company will realize from oil and gas sales.

ITEM 1B. UNRESOLVED STAFF COMMENTS

The registrant is not an accelerated filer and is therefore not required to complete this section.

ITEM 2. PROPERTIES

Our administrative offices are located at 201 St. Charles Ave., Suite 2506, New Orleans, LA 70170.

ITEM 3. LEGAL PROCEEDINGS

Prior legal proceedings reported in past reports have been settled and no future liability is foreseen.

However, subsequent to December 31, 2013, the following legal issues have arisen:

In January 2013, the Company was advised that legal remedies were being sought by the party involved in the rescission action pertaining to the Belize investment.  The Company disputes that the amount of $120,000 had become past due as the stock to be returned had not been returned at that point.  Aside from the stated amount due for the rescission and described in Note 13, the Company does not believe that any additional liability will be incurred.

On May 23, 2013, a vendor obtained a judgment against the Company for an unpaid invoice, plus court fees and interest of $98,069.86.  The Company acknowledges the liability and is currently working with the vendor for a payment plan to repay the amount due.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the shareholders during the fourth quarter of 2012.

PART II – Other Information

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares currently trade on the electronic OTCMarkets (OTCQB), a regulated quotation service, under the symbol "TECO."  Listed below are the highest and lowest bid prices for our common stock for each calendar quarter for 2012 and 2011 as reported on the OTCBB, and represents inter-dealer quotations, without retail markup, markdown, or commission and may not be reflective of actual transactions.

Quarter Ended	High	Low

March 31, 2012	$0.098	$0.036
June 30, 2012	0.056	0.026
September 30, 2012	0.060	0.033
December 31, 2012	0.034	0.013

March 31, 2011	$0.014	$0.008
June 30, 2011	0.077	0.014
September 30, 2011	0.069	0.035
December 31, 2011	0.058	0.033

At December 31, 2012, there were  945,249,192 shares of our common stock issued and outstanding.

Holders

As of December 31, 2012, we had approximately 1,403 shareholders of record, including common shares held by brokerage clearing houses, depositories, or otherwise in unregistered form.  We estimate that there are a total of about 6,500 shareholders.

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

Securities Authorized for Issuance under Equity Compensation Plans

On February 23, 2011 Treaty Energy adopted a stock option plan, the 2011 Stock Benefit Plan (the “Plan”), that is accounted for based on Accounting Standards Codification No. 718,  Compensation – Stock Compensation.  The Plan allows the Company to grant stock and options to persons employed or associated with the Company, including, without limitation, any employee, attorney, accountant, consultant or advisor up to an aggregate of 100,000,000 common shares.  The Plan was amended on August 8, 2012 to bring the aggregate number of shares issuable to 155,000,000 common shares.

During the year ended December 31, 2011, we issued 99,776,623 shares under this plan and had 223,377 shares remaining.  With the August 8, 2012 amendment of the Plan, the remaining shares available increased to 55,223,377 common shares.  During the year ended December 31, 2012, we issued 55,214,392 common shares.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

The following is a list of unregistered sales of securities for the year ended December 31, 2012.  For the accounting treatment of these issuances, see Note 7 to the financial statements.

●	On June 7, 2012, the Company issued 177,143 shares of common stock to a related party, to relieve $5,000 of debt. The fair value of the shares was $6,377 resulting in a loss of $1,377.
●	On August 3, 2012, the Company issued 15,872,936 shares of common stock valued at $427,500 for cash payments from unrelated investors.
●
Also on August 3, 2012, the Company issued 4,592,986 shares of common stock valued at $229,649, to a related party controlled by our Chairman, Andrew Reid, to relieve debt of $126,275 to that company, resulting in a loss of $103,374.

●	Also on August 3, 2012, the Company issued 1,000,000 shares of common stock valued at $50,000, for services rendered to the Company by consultants.
●
Also on August 3, 2012, the Company issued 557,143 shares of common stock valued at $27,857 for the purchase of equipment.  This amount exceeded the invoice amount by $11,357, which was therefore expensed.

●	Also on August 3, 2012, the Company issued 1,962,490 shares of common stock valued at $98,125, to pay an outstanding balance to one of our legal consultants.
●
On August 8, 2012, the Company issued 22,185,893 shares of common stock valued at $1,082,672 to a principal in a related company controlled by our Chairman and Chief Executive Officer, Andrew Reid as recognition for his efforts in providing shares for fund raising on behalf of the Company and for unpaid and unreimbursed fees and expenses.  The value of the shares were expensed.

●
On August 9, 2012, the Company issued 7,616,533 shares of common stock valued at 373,210 to our Chairman and Chief Executive Officer, Andrew Reid as recognition for his efforts in providing shares for fund raising on behalf of the Company and for unpaid and unreimbursed fees and expenses.  The value of the shares were expensed.

●	On August 20, 2012, the Company issued 3,943,750 shares of common stock valued at $104,250 for cash payments from unrelated investors.
●
Also on August 20, 2012, the Company issued 28,506,812 shares of common stock valued at $1,331,268, to a related party controlled by our Chairman, Andrew Reid, to relieve debt of $578,400 to that company, resulting in a loss of $752,868.

●	Also on August 20, 2012, the Company issued 8,347,188 shares of common stock valued at $389,814, for services rendered to the Company by consultants.
●
On August 27, 2012, the Company issued 7,500,000 shares of common stock valued at $345,000, to the Company’s new Chief Financial Officer, George Warren, in recognition of his efforts in raising capital for the company.  The value of the shares were expensed.

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

●	On September 6, 2012, the Company issued 20,180,000 shares of common stock valued at $864,200, to consultants and others who had provided services to the company.
●	On September 17, 2012, the Company issued 5,000,000 shares of common stock valued at $180,000, to consultants and others who had provided services to the company.
●	On October 4, 2012, the Company issued 7,380,952 shares of common stock valued at $300,461, to consultants and others who had provided services to the company.
●	On October 9, 2012, the Company issued 30,000,000 shares of common stock valued at $1,200,000, to complete the purchase of the 3K Oil Trust.
●	Also on October 9, 2012, the Company issued 5,000,000 shares of common stock valued at $150,000, to a consultant who had provided services to the company.
●	On October 16, 2012, the Company issued 1,500,000 shares of common stock valued at $66,500, to a consultant who had provided services to the company.
●	On November 26, 2012, the Company issued 5,000,000 shares of common stock valued at $150,000, to a consultant who had provided services to the company.
●	On November 28, 2012, the Company issued 714,286 shares of common stock valued at $20,000 for cash payments from unrelated investors.
●	On December 20, 2012, the Company issued 2,500,000 shares of common stock valued at $47,500, to a consultant who had provided services to the company.

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

Going Concern

The accompanying financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $3,199,464 in 2012 and $1,472,542 in 2011, and a working capital deficit of $3,084,066 at December 31, 2012.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

Recently Adopted Accounting Standards

In October 2012, the FASB issued ASU No. 2012-04, "Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update is effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on its consolidated financial statements.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill . The amendments are effective for annual and interim impairment tests performed for the years ended December 31, 2012 and 2011.

Results of Operations – Comparison of Years Ended December 31, 2012 versus 2011

Revenues

In 2012, we recorded $169,947 of revenues versus $116,241 in 2011.  The difference is made up of our production in the Texas leases, all acquired during 2011.

Expenses

Depreciation, Amortization and Depletion

Depreciation, amortization and depletion increased in 2012 versus 2011 ($1,292,737 versus $185,199, respectively) because we depleted a significant portion of the oil reserves in our Texas leases.

Lease Operating Expenses

Our lease operating expenses are up significantly from 2011, $1,200,147 versus $766,279, principally due to the operation of our Texas leases.

General and Administrative Expenses

Our general and administrative expenses increased from $4,399,624 in 2011 to $7,141,408 for the same period in 2012.  Non-cash stock-based compensation/commissions during 2012 was $3,358,351 which represents an increase of $394,958 over 2011. The remaining $2,346,826 of the increase is up from 2011 due to additional activity in Belize and Texas.

Interest Expense

Our interest expense is significantly higher in 2012 versus 2011 ($303,680 versus $115,728), principally due to higher debt levels.

Cost of Drilling Operations

We acquired drilling equipment during 2011 and began drilling operations during 2011 in our subsidiary, Treaty Energy Drilling.  Although we had no revenues for the year ended December 31, 2012 and 2011, we had drilling operations costs of $501,145 and $82,497, respectively.

Transportation Costs and Production Taxes

Transportation and Production Taxes ($7,608 and $5,069, respectively) represent costs incurred from the production and shipment of oil and gas.

Impairment of Oil and Gas Properties

We impaired $1,121,164 and $354,872 of costs from our oil and gas capitalized costs during the years ended December 31, 2012 and 2011, respectively, whose future expected cash flows did not support their carrying values.

Accretion of Asset Retirement Obligations

We accreted $18,171 and $2,030 for the years ended December 31, 2012 and 2011, respectively of asset retirement obligations, principally on our Texas leases.

Other Income and Expense Items

We had several items affecting Other Income and Expense, collectively totaling a loss of $1,297,312 and $1,519,438 for the years ended December 31, 2012 and 2011, respectively.  These included gain and losses on dispositions of property, retirement of debt, sales of ORRI, a recovery on our ARO charges and a penalty for late payment on a promissory note.

Net Loss

Our net loss increased for the year ended December 31, 2012 (a net comprehensive loss attributable to Treaty shareholders of $12,184,507) from the same period in 2011 (a net loss of $7,146,812) for the reasons set forth above.

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

Plan of Operation

Over the next twelve months we intend to develop the following initiatives:

Texas Projects

We have recently upgraded, and streamlined our operations and our acreage in Texas from around 2000 acreages that was largely made up of mainly older wells that were in the last years of their life cycle, to around the same 2000 acreages of virgin land ready for new drilling projects.  The original leased acreage had older wells that were producing only 1 to 5 barrels a day per well and required an enormous amount of attention and expense.  When Treaty Energy first entered the oil and gas business, buying existing production was the safest way to build production.  Once we “got our feet wet” and now have gone through the necessary learning curve in the field, we now have the knowledge and ability to drill our way to our production goals.

We are in the process of drilling our first two wells on the 40 acre Mitchell Lease in Taylor County, as a part of our larger Farm Out Agreement with U.S. Fuels, Inc. of Breckenridge, Texas, with our drilling partner, TNC Energy of Oklahoma.  After we have had the opportunity to study the drilling logs from our first two wells to determine the most prolific pay zones, we will have a meeting with our investment team and investment partners to determine the next plan of action for future drilling projects.

Most of our initial drilling projects will be funded through our previously announced financial partners, who are fully committed to our future growth, as well as industry leading groups as additional partners.

Treaty is reviewing data and reports gathered from our Shelby County leases in East Texas and will be working with our partners in order to set a plan of action that will result in the most efficient ROI for the company.  We believe we will be able to go back and possibly bring the Madeley Gas production back on line, as well as enhance the Lakeshore #1 well production.  We are evaluating a well on the Isaiah Hill lease in Shelby County in order to determine the best course of action there, as we believe a limited work over could bring back decent Gas production from that well.

Louisiana Projects

Treaty believes that, after months of due diligence in the Louisiana prospect, that the leases will not provide an attractive enough ROI for the company to justify the expense of development and ongoing maintenance of that project.

Treaty Energy Drilling

Treaty Energy Drilling, LLC, a wholly owned Texas company, has secured several contracts that will begin in mid-2013 utilizing the Wilson 42 Rig.  We will be actively seeking business in the area and believe the drilling company will be a valuable source of revenue in the second half of 2013.

The Belize Project

Treaty Belize Energy Ltd drilled and completed San Juan #1 and San Juan #2 wells in the Stann Creek area of Belize during 2012.

San Juan #1

This well was perf’ed at an interval between 1222-1232 ft to test the top of the lime section.  Swabbing indicates very limited fluid entry of approx 1 bbl overnight.  This suggests that we will need to acidize to further evaluate this zone.

San Juan #2

We perf'ed a 10-feet section between 1197-1207 ft to test the top of the cretaceous lime.  Initial swabbing produced slight oil and gas, along with significant amounts of fresh water.  The well is currently shut in with no casing or tubing pressures.

We plan to shut in both wells before further testing.  In the meantime, we are preparing ECP to seek permit to drill two additional wells to test an area closer to San Juan village.  We received permission to drill San Juan #3 well on February 11, 2013.  San Juan #3 is scheduled to be drilled to a maximum depth of 4,000 feet.  Once completed we will evaluate the entire San Juan prospect and Max Mohamed, CEO of Treaty Belize Energy, Ltd, our Belize based operating company, will put together a new development plan in order to submit to the government.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Treaty Energy Corporation

We have audited the accompanying balance sheets of Treaty Energy Corporation  as of December 31, 2012 and 2011 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Treaty Energy Corporation as of December 31, 2012 and 2011, and the results of its operations, changes in stockholders' deficit and cash flows for the periods noted above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had negative cash flows from operations and a working capital deficit as of December 31, 2012, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
Houston, Texas
www.mkacpas.com

June 10, 2013

TREATY ENERGY CORPORATION
Consolidated Balance Sheets
As of December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011
ASSETS
Cash and equivalents	$2,235	$14,716
Accounts receivable	8,863	23,438
Total current assets	11,098	38,154

Oil and gas properties (successful efforts), net	84,486	87,407
Oil and gas properties - unproved, net	-	48,075
Oilfield support equipment, net	685,534	1,034,349
Net Oil and Gas Properties	770,020	1,169,831

Other property, plant and equipment, net	836,309	494,473
Other assets	69,863	65,363
Carved out interests, net	70,235	76,005

TOTAL ASSETS	$1,757,525	$1,843,826

LIABILITIES

Accounts payable and accrued liabilities	$1,267,757	$717,612
Accrued expenses to related parties	74,000	-
Notes and accrued interest payable to related parties	114,628	-
Purchase option liability	-	25,000
Notes and accrued interest payable, net of discounts of $ 111,816
and $3,984, respectively	1,638,779	829,095
Total current liabilities	3,095,164	1,571,707

Asset retirement obligation	225,881	130,397
Deferred revenue	504,094	545,507
Total Non-current liabilities	729,975	675,904

TOTAL LIABILITIES	$3,825,139	$2,247,611

COMMITMENTS AND CONTINGENCIES
Convertible Redeemable Class A Preferred Stock ( 0 and 12,000
shares issued and outstanding at December 31, 2012 and
December 31, 2011, respectively, $5 redemption value )	-	60,000

The accompanying notes are an integral part of these financial statements

STOCKHOLDERS' EQUITY (DEFICIT)
and
NON- CONTROLLING INTERESTS

	December 31, 2012	December 31, 2011

Preferred stock - par value $5.00, 50 million shares authorized, none issued or outstanding at December 31, 2012 and December 31, 2011	-	-

Common stock – par value $0.001, 950 million shares authorized, 945,249,192 and 746,449,069 shares issued and 945,249,192 and 737,449,069 outstanding at December 31, 2012 and December 31, 2011	945,249	746,449

Treasury Stock	-	(355,500)
Additional paid in capital	17,763,235	8,730,631
Common stock payable	1,274,576	85,875
Accumulated deficit - exploration stage	(644,829)	(644,829)
Accumulated deficit	(21,156,758)	(8,963,829)
Accumulated other comprehensive income	8,812	390
Total stockholders' equity (deficit) attributable to Treaty Energy
Corporation shareholders	(1,809,715)	(400,813)
Non-Controlling Interest	(257,899)	(62,972)
Total stockholders' equity (deficit)	(2,067,614)	(463,785)

TOTAL LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT)	$1,757,525	$1,843,826

The accompanying notes are an integral part of these financial statements

TREATY ENERGY CORPORATION
Consolidated Statements of Operations
For the Years Ended December 31, 2012 and 2011

	Year Ended December 31,
	2012	2011
REVENUES
Sales of oil	$169,947	$116,241

Total revenues	169,947	116,241

EXPENSES
Lease operating expenses	1,200,147	766,279
Cost of drilling operations	501,145	82,497
Transportation costs	29,559	11,203
Production taxes	7,608	5,069
Impairment of oil and gas properties	1,121,164	354,872
General and administrative	7,141,408	4,399,624
Depreciation, depletion and amortization	1,292,737	185,199
Accretion of asset retirement obligation	18,171	2,030
Total expenses	11,311,939	5,806,773

OPERATING LOSS	(11,141,992)	(5,690,532)

OTHER INCOME/EXPENSE
Gain(Loss) on dispositions of property	(175,039)	61,933
Gain(Loss) on Retirement of Debt	(857,620)	(1,465,644)
ARO recovery	89,028	-
Interest expense	(303,680)	(115,728)
Foreign currency transaction gain (loss)	(4)	-
Interest income	3	1
Loan default penalty	(50,000)	-

Net Loss	(12,439,304)	(7,209,970)

Less: Loss attributable to non-controlling interest	246,375	60,768
Net Loss attributable to Treaty Energy	(12,192,929)	(7,149,202)

The accompanying notes are an integral part of these financial statements

	Year Ended December 31,
	2012	2011

Foreign currency translation gain(loss)	8,422	390
Add: Loss attributable to non-controlling interest	(246,375)	(60,768)
Total Comprehensive Loss	(12,430,882)	(7,209,580)
Less: comprehensive loss attributable to non-controlling interest	246,375	60,768

Comprehensive Loss attributable to Treaty Energy Corporation	(12,184,507)	(7,148,812)

Net loss per common shares - basic and diluted	$(0.01)	$(0.01)
Weighted average common shares outstanding - basic and diluted	813,452,997	659,779,623

The accompanying notes are an integral part of these financial statements

TREATY ENERGY CORPORATION
Consolidated Statement of Changes in Stockholders’ Deficit
For the Period from December 31, 2010 to December 31, 2012

	Common Stock		Treasury Stock		Additional Paid	Common Stock	Accumulated Deficit-	Accumulated	Non- Controlling	Accumulated Other
	Shares	Amount	Shares	Amount	In Capital	Payable	Stage	Deficit	Interest	Income	Total

Balances, December 31, 2010	496,605,424	496,605	-	-	527,483	204,000	(644,829)	(1,814,627)	-	-	(1,231,368)

Stock Issued for:
Cash	21,601,441	21,601			332,148	20,000					373,749
Services	89,031,616	89,032			2,874,361						2,963,393
Extinquishment of stock payable	15,000,000	15,000			189,000	(204,000)					-
Acquisition of O & G properties	6,000,000	6,000			77,400						83,400
Acquisition of equipment	11,283,333	11,283			156,417						167,700
Extinquishment of debt	76,918,502	76,919			3,168,398						3,245,317
Reimbursement to Shareholder	26,808,753	26,809			(26,809)						(0)
Conversion of preferred stock	3,200,000	3,200			116,800						120,000

Purchase of Treasury Shares			(20,000,000)	(790,000)							(790,000)
Sale of Treasury Shares			11,000,000	434,500	(214,500)	26,875					246,875

Forgiveness of debt					679,948						679,948
Stock payable related to debt issuance						39,000					39,000
Forgiveness of accrued expenses					91,363						91,363
Imputed interest					35,853						35,853
Sale of equity interest in subsidiary					102,204				(2,204)		100,000
Conversion of related-party debt for over-riding royalty interests					620,565						620,565

Effect of foreign currency translation										390	390
Net Loss for the year ended 12/31/11								(7,149,202)	(60,768)		(7,209,970)

Balances, December 31, 2011	746,449,069	746,449	(9,000,000)	(355,500)	8,730,631	85,875	(644,829)	(8,963,829)	(62,972)	390	(463,785)

Stock Issued for:
Cash	19,816,686	19,817			511,933						531,750
Services	112,586,863	112,587			4,746,560						4,859,147
Acquisition of O & G properties	30,000,000	30,000			1,170,000						1,200,000
Acquisition of equipment	557,143	557			27,300						27,857
Extinquishment of debt	35,239,431	35,239			1,630,179						1,665,418

The accompanying notes are an integral part of these financial statements

	Common Stock		Treasury Stock		Additional Paid	Common Stock	Accumulated Deficit-	Accumulated	Non- Controlling	Accumulated Other
	Shares	Amount	Shares	Amount	In Capital	Payable	Deficit	Stage	Interest	Income	Total

Imputed interest					57,676						57,676
Treasury Stock issued to relieve debt			9,000,000	355,500	4,500	(26,875					333,125
Forgiveness of debt					881,404						881,404
Forgiveness of accrued expenses					90,100						90,100
Stock payable for cash					-	1,297,576					1,297,576
Stock payable assumed by Related Party						(82,000					(82,000)
Shareholder rescission of interest in Belize					(146,448)				51,448		(95,000)
Common stock issued for conversion of preferred stock	600,000	600			59,400						60,000
Foreign Currency translation (loss)gain										8,422	8,422
Net Loss for the year ended 12/31/12								(12,192,929)	(246,375)		(12,439,304)

Balances, December 31, 2012	945,249,192	945,249	-	-	17,763,235	1,274,576	$(644,829)	(21,156,758)	(257,899)	8,812	(2,067,614)

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011

	Year Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,439,304)	$(7,209,970)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities
Depreciation, depletion and amortization	1,292,737	185,199
(Gain) Loss on dispositions of properties	175,039	(61,932)
(Gain) Loss on conversion of debt for equity	857,620	1,465,644
Royalty interests issued for services and interest	-	15,692
Impairment of oil and gas properties	1,121,164	354,872
Amortization of discount on notes payable	29,786	45,854
Accretion of asset retirement obligation	18,171	2,030
Stock based compensation	4,859,147	2,963,393
Interest imputed on related-party notes	57,676	35,853
Shares issued for equipment above fair market value -
expensed	11,357	-
ARO recovery	(89,028)	-
Changes in operating assets and liabilities:
Accounts receivable	14,575	(23,438)
Inventories	-	34,254
Accounts payable and accrued expenses	712,602	813,235
Accounts payable and accrued expenses- related
parties	224,930	-
Prepaid expenses and other assets	(4,500)	(65,362)
Deferred revenue	(41,436)	(27,866)
Net cash used in operating activities	(3,199,464)	(1,472,542)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and gas properties	(350,000)	(150,000)
Development of oil and gas properties	-	(26,984)
Sale of equity interest in subsidiary	-	100,000
Acquisition of O & G equipment	(70,142)	-
Purchases of other fixed assets	(369,796)	(422,786)
Proceeds from sales of oil and gas properties	60,000	166,925
Proceeds from sale of ORRI	150,000	600,000
Cash received for future purchase option in potential subsidiary	-	25,000
Net provided by (used in) investing activities	(579,938)	292,155

The accompanying notes are an integral part of these financial statements

	Year Ended December 31,
	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings (repayments) to related parties	1,465,035	770,424
Proceeds from notes payable	1,067,200	350,000
Principal payments on notes payable	(603,099)	(548,465)
Common stock issued for cash	1,829,326	373,749
Proceeds from sale of Treasury Stock	-	246,875
Bank overdraft	-	1,982
Net cash provided by financing activities	3,758,462	1,194,565
Foreign currency translation gain	8,459	390
Net increase / (decrease) in cash and cash equivalents	(12,481)	14,568
Cash and cash equivalents, beginning of period	14,716	148
Cash and cash equivalents, end of period	2,235	14,716

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$107,016	$17,791
Cash paid for income taxes	-	-
Shares issued for retirement of debt	-	3,245,316
Common shares issued to acquire equipment and oil
and gas properties	1,200,000	251,100
Preferred shares issued for acquisition of oil and gas
properties	-	180,000
Acquisition of oil and gas for promissory note &
related party debt	379,832	300,000
Equipment purchases with promissory notes	38,001	25,000
Revenue interests issued for related party and non-
related party debt relief	-	765,000
Acquired asset retirement obligations and revisions	180,610	129,084
Promissory notes and accrued liabilities issued for
acquisitions of equipment and oil and gas properties	90,486	935,581
Company debts paid by related parties	-	147,000
Common shares issued to extinquish stock payable	-	204,000
Common shares issued as enticement on promissory
note recorded at a discount	-	39,000
Treasury stock purchased with increase in related party note	-	790,000
Debt forgiven by related party	971,504	771,310
Shares issued to reimburse shareholder	-	26,808
Conversion of preferred stock to common	60,000	120,000

The accompanying notes are an integral part of these financial statements

	Year Ended December 31,
	2012	2011

Equipment given in exchange for debt relief	-	69,011
ORRI issued as enticement on promissory notes recorded as a discount on debt	137,620	1,570
Gains on ORRI related-party sales recorded to
Additional Paid in Capital	-	620,565
Shares issued by related party on behalf of company
for potential acquisition	140,000	-
Shares issued to relieve Related Party debt	709,673	-
Shares issued to relieve Accrued Expenses	98,125	-
Treasury shares issued to relieve Rampant debt	333,125	-
Shares issued for equipment	16,500	-
Purchase back of 4% interest in Belize subsidiary	95,000	-
Asset retirement obligations relieved with
disposition of O & G properties	14,269	-
O & G acquisition with related party debt	50,000	-
Stock payable assumed by Rampant	82,000	-

The accompanying notes are an integral part of these financial statements.

TREATY ENERGY CORPORATION
Notes to Consolidated Financial Statements

Note 1– Organization and Nature of Business

Treaty Energy Corporation, formerly known as Alternate Energy Corp., (“Treaty”, “the Company”, “we”, or “us”) was incorporated as COI Solutions, Inc. in the State of Nevada in August, 1997.

We incorporated as COI Solutions, Inc. on August 1, 1997 as a Nevada corporation. On May 22, 2003, we acquired all the assets of AEC 1 Inc., formerly known as Alternate Energy Corporation, and changed our name to Alternate Energy Corp. We commenced active business operations on June 1, 2003 and were an exploration stage company under Codification Topic No. 915 developing alternate renewable energy sources.

The Company merged with Treaty Petroleum, Inc., a Texas Corporation, under a transaction commonly referred to as a reverse merger.  With the change in ownership in December 2008, we embarked on a new business plan, focusing on oil and gas production.

We are an oil producing company.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The financial statements of the Company have been prepared in accordance with Generally Accepted Accounting Principles in the United States.  Accounting policies used by us and our subsidiaries conform to US GAAP. Significant policies are discussed below. Our consolidated accounts include our accounts and the accounts of our wholly-owned subsidiaries and subsidiaries of which we own a 50% interest or greater.

These consolidated financial statements include the accounts of the parent company Treaty Energy Corporation, the wholly owned subsidiaries: Treaty Energy Drilling, LLC and C&C Petroleum Management, LLC, and the majority owned subsidiary: Treaty Energy Belize, LLC. All intercompany transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates underlying these consolidated financial statements include the estimated quantities of proved oil reserves used to compute depletion and impairment of oil and natural gas properties and the estimated fair value of asset retirement obligations.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of 3 months or less to be cash equivalents. The Company’s bank accounts periodically exceed federally insured limits. The Company maintains its deposits with high quality financial institutions and, accordingly, believes its credit risk exposure associated with cash is remote.  There were no cash equivalents as of December 31, 2012 and 2011.

Accounts Receivable

Accounts receivable consists of amounts due for the sale of oil.   Accounts receivable are evaluated for collectability based upon the financial condition of the customer and the age of the amount due.  Amounts due to us for oil and gas receivables were $8,863 and $23,438 at December 31, 2012 and 2011, respectively.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided using the straight-line method over the useful lives (5-7 years) of the related assets.  Expenditures for maintenance and repairs are charged to expenses as incurred.

As of December 31, 2012 and 2011, the Company recorded depreciation of $ 165,070 and 53,135, respectively.

Oil Producing Properties

We account for our oil producing property costs using the successful efforts accounting method. Under the successful efforts method, lease acquisition costs and intangible drilling and development costs on successful wells are capitalized. Costs of drilling exploratory wells are initially capitalized, but charged to expense if and when a well is determined to be unsuccessful.

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

We perform a review for impairment of proved oil producing properties on a depletable unit basis when circumstances suggest there is a need for such a review. To determine if a depletable unit is impaired, we compare the carrying value of the depletable unit to the undiscounted future net cash flows by applying management’s estimates of future oil and gas prices to the estimated future production of oil and gas reserves over the economic life of the property. Future net cash flows are based upon our reservoir engineers’ estimate of proved reserves. In addition, other factors such as probable and possible reserves are taken into consideration when justified by economic conditions and actual or planned drilling or other development activities. For a property determined to be impaired, an impairment loss equal to the difference between the carrying value and the estimated fair value of the impaired property will be recognized. Fair value is estimated to be the present value of the aforementioned expected future net cash flows discounted at 10%. Any impairment charge incurred is recorded in accumulated depreciation, depletion, impairment and amortization to reduce our recorded basis in the asset. Each part of this calculation is subject to a large degree of judgment, including the determination of the depletable units’ reserves, future cash flows and fair value.

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

Class A Convertible Preferred shares

We account for convertible instruments depending on the nature and attributes contained within the instrument.  During the year ended December 31, 2011, we issued 36,000 shares of Class A Convertible Preferred shares.  During the years ended December 31, 2012 and 2011, 12,000 and 24,000 shares, respectively, of the Class A Convertible Preferred shares were converted to common stock.

Because these shares were conditionally redeemable under circumstances that were not within the control of the Company, they were accounted for outside of permanent equity and liabilities consistent with the applicable literature on conditionally redeemable preferred stock.  The instruments are carried at their redemption values and were evaluated for beneficial conversion features on the grant date.  None were present.  See Note 7 for a complete description of this transaction.

Purchase Price Allocations

We occasionally acquire assets and assume liabilities in transactions accounted for as business combinations. In connection with a business combination, the acquiring company must allocate the cost of the acquisition to assets acquired and liabilities assumed based on fair values as of the acquisition date. Deferred taxes must be recorded for any differences between the assigned values and tax bases of assets and liabilities. Any excess of the purchase price over amounts assigned to assets and liabilities is recorded as goodwill. Any excess of amounts assigned to assets and liabilities over the purchase price is recorded as a gain on bargain purchase. The amount of goodwill or gain on bargain purchase recorded in any particular business combination can vary significantly depending upon the values attributed to assets acquired and liabilities assumed.

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

Estimated deferred taxes are based on available information concerning the tax bases of assets acquired and liabilities assumed and loss carryforwards at the acquisition date, although such estimates may change in the future as additional information becomes known.

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

During 2012 and 2011, we assessed proved properties for possible impairment due to lack of estimated future production and/or changes in our intended use. Certain assets were determined to be impaired and were written down to their estimated fair values under a discounted cash flow model. The discounted cash flow model included management’s estimates of future oil and gas production; commodity prices based on an average of the spot price on the first day of each month during the year; operating and development costs, and discount rates.

We recorded total pre-tax (non-cash) asset impairment charges of $1,121,164 in 2012 and $354,872 in 2011.

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

There were limited foreign currency transactions which generated $(4) and $0 of gain or (loss) during the years ended December 31, 2012 and 2011, respectively.

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

See Note 8 for our reconciliation of income tax expense and deferred income taxes as of and for the years ended December 31, 2012 and 2011.

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

We had $225,881 and $130,397 of asset retirement obligations.at December 31, 2012 and 2011, respectively.

New Accounting Pronouncements

In October 2012, the FASB issued ASU No. 2012-04, "Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update is effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on its consolidated financial statements.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting

Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on its consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, "Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill . The amendments are effective for annual and interim impairment tests performed for the years ended December 31, 2012 and 2011.  The adoption of ASU 2012-02 03 did not have a material impact on its consolidated financial statements.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in the accompanying financial statements, we had negative cash flows from operations of $3,199,464 in 2012, $1,472,542 in 2011, and a working capital deficit of $3,084,066 at December 31, 2012.  These conditions raise substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through debt.

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

The 36,000 shares of Class A Convertible Redeemable Preferred Stock (the “Preferred Stock”), stated value $5 per share, are convertible in three separate tranches: 12,000 shares are convertible at $0.03 per share, 12,000 at $0.05 per share and 12,000 at $0.10 per share.  Therefore, tranche 1 would convert into 2 million shares (12,000 times $5 divided by $0.03), tranche 2 into 1.2 million shares and tranche 3 into 600,000 shares.  The conversion price of all tranches was greater than market price of our common stock on the date of grant, therefore no beneficial conversion feature was recorded for the redeemable preferred shares.  In the event that the Company’s stock price does not reach the level that would trigger conversion by April 8, 2013, then the Company would be liable for payment of $60,000 per tranche, or $180,000 in total. These shares were recorded upon issuance at the face value of the shares equal to the $180,000 total. The unconverted portion remaining as of December 31, 2012 and 2011, respectively, equal -0- and 12,000 shares with values of $-0- and $60,000, have been classified outside of permanent equity and liabilities based on the conditional redemption features of the shares

Based on the lack of estimated proved reserves associated with this property it was determined that the necessary inputs required in a business combination were not present, and therefore the acquisition was considered an asset acquisition rather than a business combination.

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

In addition to the consideration explicitly given for this property, we also inherited $9,930 of asset retirement obligations and expended $13,161 in development costs.  A summary of oil and gas asset acquisitions and dispositions is given at the end of this explanatory note.

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

In addition to the consideration explicitly given for this property, we also inherited $82,963 of asset retirement obligations bringing the carrying value before dispositions and impairments to $782,963.  A summary of oil and gas asset acquisitions and dispositions is given at the end of this explanatory note.

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

The carrying value of the Great 8 leases as of December 31, 2012, per the 2012 reserve study  was $77,541.  All other amounts have been impaired during the years ended December 31, 2012 and 2011.

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

In addition to the consideration explicitly given for this property, we also inherited $14,896 of asset retirement obligations bringing the carrying value before dispositions and impairments to $184,896.  A summary of oil and gas asset acquisitions and dispositions is given at the end of this explanatory note.

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

In addition to the consideration explicitly given for this property, we also inherited $11,311 of asset retirement obligations bringing the carrying value before dispositions and impairments to $176,892.  A summary of oil and gas asset acquisitions and dispositions is given at the end of this explanatory note.

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

Recent Acquisitions

East Texas properties

On August 15, 2012, the Company purchased three leases from 3K Oil Trust increasing the Company’s holdings by 357 acres.  The purchase was made with a payment of $400,000 and issued 30,000,000 shares of the Company’s common stock.  Of the $400,000 cash payment, $50,000 was paid by a related party resulting in an increase in related party debt.  The 30,000,000 shares were valued at the closing price on the agreement date resulting in a value of $1,200,000.

At the time of the acquisition, these wells were not in operation and based on the reserve study at December 31, 2012, these wells were impaired down to a $6,945 carrying value.

We allocated the purchase price to well equipment and intangible lease costs using their relative fair values and recorded assets as follows:

Tangible well equipment	125,500
Intangible lease costs	1,474,500
Total purchase price allocated	$1,600,000

Converse leases

On September 21, 2012, the Company purchased the Converse lease for $379,832, which included cash payments of $51,820 and a mortgage obligation of $328,012.  Tangible well equipment was not identified in the purchase agreement; therefore all of the purchase price was allocated to intangible lease costs.  The cash payment of $51,820 was paid by a related party and resulted in an increase in related party debt.  Based on the lack of proved reserves, the lease acquisition cost has been impaired to $0.

Pro Forma Financial Information

Pro Forma Financial Information (Unaudited)

As discussed in Note 4, we acquired the Great 8 lease during the year ended December 31, 2011 and the 3K Oil lease during the year ended December 31, 2012.  We accounted for these acquisitions as a business combinations according to ASC 805 – Business Combinations.

The following table summarizes the pro forma effects on consolidated results of operations for the year ended December 31, 2011 assuming the acquisition of the Great 8 lease actually occurred on January 1, 2011. The wells on the 3K Oil lease were shut in for the period of January 1, 2011 through our purchase in September, 2012, so there are no revenue or costs to report on the pro forma table.  The table presents the actual financial results as presented in the audited income statement, the unaudited results of operations for the leases prior to the acquisition date, and the unaudited pro forma results of operations assuming the leases were held for the entire periods presented.

	Year Ended December 31, 2011
	As Originally	Operating
	Reported	Activity	Pro Forma
Total Revenues	$116,241	$165,638	$281,879
Total Expenses	5,806,773	236,768	6,043,541
Operating Income (Loss)	(5,690,532)	(71,130)	(5,761,662)
Other Income(Loss)	(1,519,048)	(6,967)	(1,526,015)
NET LOSS	(7,209,580)	(78,097)	(7,287,677)
Comprehensive Loss attributable
to non-controlling interests	60,768		60,768
NET COMPREHENSIVE LOSS	$(7,148,812)	$(78,097)	$(7,226,909)

Net loss per common shares - basic & diluted	$(0.01)	$-	$(0.01)
Weighted average common shares oustanding -
basic and diluted	659,779,623	-	659,779,623

Sales of Royalty Interests

On August 15, 2012, we issued a 7.0% ORRI on certain Texas leases to a creditor as an inducement on debt in the amount of $750,000.    We allocated a portion of the accumulated historical cost of these Texas leases to the transfer of the ORRI, reducing the carrying values of these leases by $137,620 and recorded a discount against the amounts due under the promissory note.  Additionally, during the period of the promissory note repayment, up to 24 months, the lender will receive an additional 5.0% ORRI on the production proceeds which is applied toward principal repayment.

On December 19, 2012, we sold a 4.0% ORRI on the West Texas leases for $150,000.  The cost basis for this interest was $3,400, resulting in a gain on the royalty sale of $146,600.

Sale of Oil and Gas Interests

On July 11, 2013, we agreed to terminate the Eula lease. The cost basis of the assets disposed of, net of depreciation, amortization, and asset retirement obligations was $48,241.  We have recorded the loss of $48,241 under Gains (Losses) on Disposition of Property.

On September 24, 2012, we sold the Henderson, Long and Barnes leases for $60.000.  The cost basis of the assets disposed of, net of depreciation, amortization, and asset retirement obligations was $325,983.  We have recorded the loss of $265,983 under Gains (Losses) on Disposition of Property.

Carved Out Production Payment

In addition to the royalty sale enumerated above, in 2011 we entered into an agreement with an investor to sell a 5% permanent royalty (included in the royalties enumerated above on a lease-by-lease basis) and a 15% temporary royalty to be paid until production reaches 200 barrels per day (not included in the above royalty sales discussions) for $600,000. The interests for both the 5% permanent and 15% temporary relate to all current and future Texas leases.  The 15% will be paid until daily production exceeds 200 barrels per day at which time the temporary 15% interest reverts back to Treaty.

To account for this transaction, we treated it as two components:  a sale of 5% over-riding royalty interest (“ORRI”), and the other 15% as an advance on a production payment liability.  Since the amount of proceeds to be paid out in the future is not readily determinable and the Company is not responsible for any shortfall in payments related to future production, the temporary 15% interest and the temporary 5.0% interest are treated as a “Carved-Out Production Payment Payable in Product” consistent with ASC 932 –  Extractive Activities – Oil and Gas .   Moreover, since the payout amounts are uncertain, no allocation of the proceeds between the actual ORRI and the temporary ORRIs was made, and therefore, no gain or loss was recorded on the transaction.

Consistent with the aforementioned guidance, the cash received related to the carved out production interests are treated as deferred revenue.  The deferred revenue will be recognized with production and payment to the holder.  The proportional amount of carrying value of oil and gas assets has been carved out of other capitalized costs and will be amortized with production to match the costs to the production periods.

Amortization was based on the independent reserve report and is subject to future changes in estimates.

See Note 2 - Asset Impairments for a discussion of our policy regarding asset impairments.

The following table depicts all items affecting the carrying values of our oil and gas properties during  the years ended December 31, 2011 and 2012:

						Total Oil
	Proved	Unproved	Oilfield Support Equipment			and Gas
	Properties	Properties	Cost	Accum. Deprec.	Net	Properties
2011
Balance at 12/31/2010	-	212,323	40,101	-	40,101	252,424
Acquisition Costs	526,948	-	1,087,778	-	1,087,778	1,614,726
Aquired Asset Retirement
Obligation	119,100					119,100
Revision of Estimates of
Retirement Obligations		9,984				9,984
Development Costs	13,161		13,823		13,823	26,984
Sales of Royalty and Working
Interests	(136,392)	(156,925)				(293,317)
DD & A	(18,086)	125		(107,353)	(107,353)	(125,314)
Carved Out Production
Payment	(79,884)					(79,884)
Impairment	(337,440)	(17,432)				(354,872)
Carrying Value at 12/31/11	87,407	48,075	1,141,702	(107,353)	1,034,349	1,169,831

2012
Acquisition Costs	1,854,332		195,642		195,642	2,049,974
Disposal of Properties	(141,020)		(491,147)	103,819	(387,328)	(528,348)
Acquired Asset Retirement
Obligation	180,610				-	180,610
DD & A	(963,754)			(157,129)	(157,129)	(1,120,883)
Impairment	(933,089)	(48,075)			-	(981,164)
Carrying Value at 12/31/12	84,486	-	846,197	(160,663)	685,534	770,020

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Other property, plant and equipment consist principally of drilling rigs, and office furniture and equipment.  Historical cost and accumulated depreciation are as follows:

	12/31/12	12/31/11

Drilling rigs and related equipment	$835,146	$467,656
Office equipment	5,165	3,958
Furniture and fixtures	1,049	1,000
Vehicles	188,556	42,520
Equipment	24,598	32,474
Total property, plant and equipment - at cost	1,054,514	547,608
Less: accumulated depreciation	(218,205)	(53,135)
Net property, plant and equipment - other	$836,309	$494,473

The Company recorded depreciation expense of $165,592 and $53,135 for the years ended December 31, 2012 and 2011, respectively.

Note 6 – Notes Payable

At December 31, 2012 and 2011, we have the following liabilities to related and unrelated parties:

	December 31,
	2012	2011
Notes and interest payable related to:
Property Acquisition	$476,521	$474,521
Prevous officers and directors	-	174,188
In default as December 31	572,001	-
Other	702,072	184,670
	1,750,594	833,379
Related-party notes and interest payable
Advances from affiliates	64,629	-
Note payable from related party	50,000	-
Total related-party notes and interest payable	114,629	-
Discounts on debt	(111,816)	(3,984)
Net debt, related and non-related	$1,753,407	$829,395

Liability relating to property acquisitions

Changes for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
	2012	2011
Beginning of Year	$470,237	$312,097
Discount Amortization	3,984	44,133
Principal payments	(332,025)	(548,465)
Conversion of debt into common stock	-	(515,761)
Conversion of debt into royalty interest	-	(80,000)
New debt issued	328,012	1,395,000
Discounts recorded on new debt	-	(4,419)
Interest accruals	21,507	14,904
Interest payments	(15,194)	(17,791)
Devts paid by related parties	-	(147,000)
Seller lease operating expenses incurred at acquisition	-	42,539
Gain on extinguishment of debt	-	(25,000)
End of Year	$476,521	$470,237

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

There were no conversions of debt to stock during the year ended December 31, 2012.

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

There were no conversions of debt into royalty interests during the year ended December 31, 2012.

Crockett County Leases

As is discussed more thoroughly in Note 4 to our annual report on Form 10-K as of December 31, 2010, we lost the Crockett County, Texas leases due to our failure to hold the leases by production.  At the point the leases were lost, we had net note balance owed of $85,049. The note balance was $150,000 prior to settlement.

During 2011 the debt was extinguished with a cash payment of $125,000 from a related party on which we were released from any remaining liability on this obligation.  We recorded a $25,000 gain on extinguishment of debt upon settlement. The note balance was $150,000 prior to settlement.

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

Liabilities relating to 2011 and 2012 oil and gas property acquisitions

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

●
On May 31, 2011, we issued a promissory note in the amount of $692,539 for the Great 8 leases in Texas, the payment terms of which are: monthly payments including interest and principal with the final payment due on June 1, 2012. This note accrues interest at 5%.  $42,539 was expensed as it represented lease operating expenses rather than acquisition costs.  The Company made cash payments of $338,465 for the year ended December 31, 2012 and has an outstanding unpaid principal balance of $211,494 and $6,460 of accrued interest at December 31, 2012.  This note is in default, however, the Company is working with the lender to resolve the delinquency.

●
On November 30, 2011, we issued a promissory note in the amount of $120,000 for two Texas leases.  The promissory note does not contain a provision for interest payments.  We therefore discounted the note at 8% and recorded a debt discount of $4,419.  During the year ended December 31, 2011, we amortized $436 to interest expense and had an unamortized discount balance of $3,983 at year end.  This note was paid in full during 2012.

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

●
On September 21, 2012, we issued a note payable in the amount of $328,012 for the acquisition of the Converse lease, payable in periodic installments, with an interest rate of 7%.  We made cash payments of $75,000 on this note during the year ended December 31, 2012, which included $5,356 of interest charges.  At December 31, 2012, the Company was in default on this note.  In early 2013, we terminated the agreement and were absolved of further liability with the transfer of the Converse lease back to the seller.

Other Notes Payable

Changes in other notes payable for the years ended December 31, 2012 and 2011, are as follows:

	Year Ended December 31,
	2012	2011
Beginning of Year	$184,670	$-
New debt issued	1,067,200	220,000
Borrowing for fixed asset addition	67,101	-
Principal payments	(123,665)	-
Debt paid by related party	(24,000)	-
Interest accruals	116,148	2,170
Interest paid	(13,418)	-
Debt discount	(137,620)	-
Debt discount amortization	25,804	-
Conversion of debt to common stock	-	(37,500)
Change in foreign currency translation	37	-
End of Year	$1,162,257	$184,670

On November 9, 2011, we entered into an agreement with a creditor to supply $700,000 in cash, of which $150,000 had been received as of December 31, 2012.  The agreement does not explicitly state an interest rate, but our repayment schedule implies an interest rate of 18.77%.  The repayment schedule (applying to the full $700,000) is four quarterly installments of $196,000, beginning May 1, 2012.  No additional borrowings were made under this agreement during 2012.  At December 31, 2012, the outstanding principal balance was $120,239, with accrued interest of $5,905.

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

The promissory note bears no interest and is due on demand.   On August 12, 2011, we issued 1 million shares to this creditor to retire $37,500 of the unpaid principal.  We valued the shares at the grant date and recorded a reduction of the note of $37,500 and a loss on conversion of debt in the amount of $28,800.

On January 13, 2012, we issued a promissory note in the amount of $50,000 in return for a cash advance.  Payments are interest only at 5% per month for one year at which time the principal amount is due and payable.  As of December 31, 2012, we are in arrears by nine months of the interest payments ($22,500) and have been negotiating with the lender to satisfy the default.

On January 30, 2012, we issued a promissory note in the amount of $100,000 in return for a cash advance.  Payments are interest only at 5% per month for one year at which time the principal amount is due and payable.  This note is collateralized with 10,000,000 common shares of the Company. In the event the Company defaults on the note these shares would be owed to the lender. The agreement requires that the Company provide additional collateral if the fair value of the shares decreases below $200,000 while the note is outstanding. As of December 31, 2012, the Company had not made any interest payments and was in arrears by $55,000.  The Company is in negotiations with the lender to satisfy the debt.  The collateral on the note had a market value of $150,000 as of December 31, 2012.  As such, the Company recorded an additional expense of $50,000 for the default..

On May 1, 2012, we purchased a wire-line truck for $73,101, and issued a promissory note for $67,101.  The purchase was treated as a rent to own agreement and in lieu of interest, rental payments of $ 9,138 was paid in 2012.  As of December 31, 2012, the balance on the note was $13,001, which was 75 days in default..

On August 12, 2012, we issued a promissory note in the amount of $750,000 in return for a cash advance.  Payments are structured to be paid at a rate of 5% of royalties earned on three of the East Texas leases, plus one-half (1/2) of the net income derived from those wells until the note is paid in full.  The note specifies that repayment must be completed within 24 months.

There is no stated interest rate on the note, however, the Company has assigned a 7% royalty interest to the lender that will continue after the note is paid in full.  The Company has recognized the royalty interest as a discount on the note for $137,620 and is amortizing it over a 24 month period.  Amortization of $25,804 was recognized for the year ended December 31, 2012, and the remaining discount, as of that date, was $111,816.

On September 21, 2012, the Company purchased the Converse lease and issued a promissory note in the amount of $328,012.  The note requires two (2) $20,000 payments in October, 2012, and $20,000 per month thereafter.  Interest accrues at a rate of 7%.  As of December 31, 2012, the Company was in default by $2,500 on the December payment.  Subsequently, in 2013, the property was sold back to the original seller to pay off the note.

On September 28, 2012, we issued a demand note for a cash advance of $8,000.  The note bears an interest rate of 6% and was due within 30 days.  At December 31, 2012 we were in default on the note.   In early 2013, the note was satisfied with the issuance of the Company’s common stock.

On November 28, 2012, we issued a note for a cash advance of $40,000.  The note bears an interest rate of 12% and is due one year from the date of issuance.  We have accrued $434 of interest as of December 31, 2012.

On December 6, 2012, we issued a  note for a cash advance of $70,000.  The note bears an interest rate of 12% and is due one year from the date of issuance.  We have accrued $575 of interest as of December 31, 2012.

On December 11, 2012, we issued a note for a cash advance of $20,000.  The note bears an interest rate of 18%.  Per the terms, payment was due on December 21, 2012, after which, in addition to interest on the outstanding amount, the Company is obligated to issue 100,000 shares per day until it is paid in full.  As of December 31, 2012, we have accrued $100 in interest and $17,110 for the value of the stock that was due on that date.  The stock was priced at the closing price of the stock on each day of accrual.

During 2012, Princess Entertainment, our concession partner in Belize has advanced us operating funds, which as of December 31, 2012, had a net total due of $29,200.  There is no stated interest rate or terms on these advances.

Advances from an Affiliate

This liability relates to transactions between Company affiliates.  Changes for the years ended December 31, 2012 and 2011, are as follows:

	Year Ended December 31,
	2012	2011
Beginning of Year	$-	$298,722
Borrowings from related parties	2,885,938	2,155,617
Principal payments on debt to related parties	(1,470,903)	(1,385,193)
Issuance of stock to extinquish related party debt	(1,042,800)	(1,040,508)
Conversion of related party debt to royalty interest	-	(685,000)
Purchases of treasury stock from related parties	-	790,000
Company debts paid by related parties	347,820	147,000
Transfer of equipment to related party	-	(68,885)
Discount on related party debt arising from stock issuance	-	(39,000)
Amortization of discounts on related party debt	-	39,000
Accrued compensation (net)	225,978	468,194
Forgiveness of related party debt	(881,404)	(679,947)
End of Year	$64,629	$-

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

On March 31, 2012 the affiliate forgave debt balances owed to them for various cash and other advances as shown above. The total balance relieved with the forgiveness was $881,404.

During 2012 the Company issued 42,276,971 shares to unrelated parties who had purchased shares through a related party.  To offset the investment, we extinguished the related party debts from affiliates. All gains resulting upon extinguishment were recorded as increases to additional paid in capital rather than as gains due to the lenders being considered related parties. The total fair value of the shares issued was $1,927,295. The total debt and accrued interest relieved with the extinguishments was $1,069,675. The loss on extinguishments from these issuances was $857,620.

During the final quarter of 2012, settlement was reached on the lawsuits with former officers and directors of the Company.  While the Company was absolved of any legal responsibility, we had historically carried a liability to address any damages, if awarded.  Ultimately, a liability against a partner of a related party was assessed and the Company funded the settlement amount of $342,000.  This relieved the debt and accrued interest we had maintained of $177,699.  The balance of the settlement, $164,301 was charged to consulting expense for the partner of the related party.

On November 6, 2012, an officer and director of the company advanced $50,000 to the Company.  The note bears interest of 10%

Accrued compensation to officers and directors

This liability arises from our contracts with Andrew Reid, our current CEO, George Warren, CFO, and two other consultants related through their association with a company controlled by Andrew Reid, pursuant to their employment agreements with the Company.

Changes for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011
Beginning of Year	$-	$79,000
Compensation expense	380,000	60,000
Stock issued to extinquish debt	(180,000)	(120,000)
Compensation paid	(36,000)	-
Reclassification to accrued expense	-	(19,000)
Compensation donated to Additional Paid in Capital	(90,000)	-
End of Year	$74,000	$-

During 2011 the Company issued their CEO 3,500,000 shares to extinguish debts owed to him. The total fair value of the shares issued was $142,000. The total liabilities relieved with the extinguishments was $120,000. The loss on extinguishments from these issuances was $22,000.

On March 31, 2012 the officers and directors forgave debt balances owed to them for various cash and other advances as shown above. The total balance relieved with the forgiveness was $90,000.

During 2012 the Company issued these related parties 3,798,983 shares to extinguish debts owed to them. The total fair value of the shares issued was $186,150. The total liabilities relieved with the extinguishments totaled $180,000. The loss on extinguishments from these issuances was $6,150.

Note 7 – Asset Retirement Obligation

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

Our Asset Retirement Obligation was zero at December 31, 2010.  Changes to our Asset Retirement Obligation were as follows:

	December 31,
	2012	2011

Balance, beginning of year	$130,397	$-
Liabilities assumed on acquired properties	95,578	128,367
Liabilities settled	(14,269)	-
Accretion expense	18,171	2,030
Revision of existing liabilities	(3,996)	-
Balance, end of year	$225,881	$130,397

Note 8 – Shareholders’ Equity

On January 31, 2011, we amended our articles of incorporation to increase the number of shares authorized from 750 million to 950 million.

During the years ended December 31, 2011 and 2012, we issued the following shares:

●	On February 14, 2011, we issued 10,296,609 shares for cash and received $60,750.

●	On March 1, 2011, we issued 1 million shares to a consultant. We valued the shares at the closing price on the date of grant and recorded a charge to general and administrative expense of $8,200.

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

●	On June 7, 2012, the Company issued 177,143 shares of common stock to a unrelated party, to relieve $5,000 of debt. The fair value of the shares was $6,377 resulting in a loss of $1,377.

●	On August 3, 2012, the Company issued 15,872,936 shares of common stock valued at $427,500 for cash payments from unrelated investors.

●
Also on August 3, 2012, the Company issued 4,592,986 shares of common stock valued at $229,649, to a related party controlled by our Chairman, Andrew Reid, to relieve debt of $126,275 to that company, resulting in a loss of $103,374.

●	Also on August 3, 2012, the Company issued 1,000,000 shares of common stock valued at $50,000, for services rendered to the Company by consultants.

●
Also on August 3, 2012, the Company issued 557,143 shares of common stock valued at $27,857 for the purchase of equipment.  This amount exceeded the invoice amount by $11,357, which was therefore expensed.

●	Also on August 3, 2012, the Company issued 1,962,490 shares of common stock valued at $98,125, to pay an outstanding balance to one of our legal consultants.

●
On August 8, 2012, the Company issued 22,185,893 shares of common stock valued at $1,082,672 to a principal in a related company controlled by our Chairman and Chief Executive Officer, Andrew Reid as recognition for his efforts in providing shares for fund raising on behalf of the Company and for unpaid and unreimbursed fees and expenses.  The value of the shares were expensed.

●
On August 9, 2012, the Company issued 7,616,533 shares of common stock valued at 373,210 to our Chairman and Chief Executive Officer, Andrew Reid as recognition for his efforts in providing shares for fund raising on behalf of the Company and for unpaid and unreimbursed fees and expenses.  The value of the shares were expensed.

●	On August 20, 2012, the Company issued 3,943,750 shares of common stock valued at $104,250 for cash payments from unrelated investors.

●
Also on August 20, 2012, the Company issued 28,506,812 shares of common stock valued at $1,331,268, to a related party controlled by our Chairman, Andrew Reid, to relieve debt of $578,400 to that company, resulting in a loss of $752,868.

●	Also on August 20, 2012, the Company issued 8,347,188 shares of common stock valued at $389,814, for services rendered to the Company by consultants.

●
On August 27, 2012, the Company issued 7,500,000 shares of common stock valued at $345,000, to the Company’s new Chief Financial Officer, George Warren, in recognition of his efforts in raising capital for the company.  The value of the shares were expensed.

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

●	On September 6, 2012, the Company issued 20,180,000 shares of common stock valued at $864,200, to consultants and others who had provided services to the company.

●	On September 17, 2012, the Company issued 5,000,000 shares of common stock valued at $180,000, to consultants and others who had provided services to the company.

●	On October 4, 2012, the Company issued 7,380,952 shares of common stock valued at $300,461, to consultants and others who had provided services to the company.

●	On October 9, 2012, the Company issued 30,000,000 shares of common stock valued at $1,200,000, to complete the purchase of the 3K Oil Trust.

●	Also on October 9, 2012, the Company issued 5,000,000 shares of common stock valued at $150,000, to a consultant who had provided services to the company.

●	On October 16, 2012, the Company issued 1,500,000 shares of common stock valued at $66,500, to a consultant who had provided services to the company.

●	On November 26, 2012, the Company issued 5,000,000 shares of common stock valued at $150,000, to a consultant who had provided services to the company.

●	On November 28, 2012, the Company issued 714,286 shares of common stock valued at $20,000 to consultants who had provided services to the company.

●	On December 20, 2012, the Company issued 2,500,000 shares of common stock valued at $47,500, to a consultant who had provided services to the company.

Options and Warrants

Options and warrants outstanding at December 31, 2012 and 2011 are as follows:

	12/31/12	12/31/11
Outstanding at beginning of period	2,687,419	3,248,669
New grants	-	-
Exercises	-	-
Expired	(124,492)	(561,250)
Outstanding at end of period	2,562,927	2,687,419

These potentially dilutive securities expire as follows:

Strike Price	Date Granted	Term	Expiry Date	No. of Warrants / Options

$0.01	06/22/06	7 Yr	06/22/13	138,435
$0.01	06/22/07	7 Yr	06/22/14	124,492
$0.01	03/31/08	7 Yr	06/22/18	2,300,000

Total				2,562,927

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

As of December 31, 2012 and December 30, 2011, -0- and 12,000 shares (valued at $60,000), respectively were outstanding and is included on our Consolidated Balance Sheet under in the Commitments and Contingencies section.

Treasury Shares

In July, 2011, the Company purchased 20,000,000 shares of its common stock of which 11,000,000 were immediately sold for a cash payment with the balance to be purchased by the same party based on a promissory note for additional payments.  The buyer defaulted on the arrangement.  The original related party agreed to repurchase the shares as repayment for the monies advanced to the Company.  In 2012, the Company issued the remaining 9,000,000 Treasury shares to the related party to relieve $333,125 of debt and $26,875 of stock payable.  The fair value of the shares on the date of grant was equal to the debts relieved, therefore no gain or loss was recognized.
Stock Payable

At December 31, 2012, the Company had received $1,274,576 for the purchase of shares from unrelated parties.  During the first quarter of 2013, the Company issued 106,865,530 shares of its common stock to relieve the stock payable.

Related Party Interest

During the year ended December 31, 2012, the Company imputed $57,676 for interest expense for non-interest bearing debts owed to related parties.  That balance was added to the Additional Paid in Capital of the Company.

Note 9 – Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases:

	December 31,
	2012	2011

Deferred tax asset	$4,250,212	$1,682,466
Valuation allowance	(4,250,212)	(1,682,466)
Net future income tax asset	$-	$-

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

Our tax loss carry-forward of $12,500,623 will begin to expire in 2021.

Note 10 – Supplemental Information on Oil Producing Properties (Unaudited)

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

The Company retained the service of an independent petroleum consultant Huddleston & Co., Inc., Petroleum and Geological Engineers, to estimate its proved oil reserves at December 31, 2012 and 2011.

The following table sets forth a summary of changes in estimated reserves for 2012 and 2011:

	Year Ended December 31,
Change of reserve quantity information (Bbls)	2012	2011

Proved reserves at beginning of year	7,938.8	-
Acquisitions of oil and gas producing properties	853.0	8,683.0
Revisions of previous estimates	(2,343.4)
Production	(1,765.4)	(744.2)
Proved reserves at end of year	4,683.0	7,938.8
Proved developed reserves at beginning of year	7,939	-
Proved developed reserves at end of year	4,683	7,939

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

The future cash flows presented below are computed by applying the average prices for the first day of the twelve months ended December 31, 2012 and 2011 to year-end quantities of proved oil and natural gas reserves. Future production and development costs are computed by estimating the expenditures to be incurred in producing the Company’s proved reserves based on year-end costs and assuming continuation of existing economic conditions. It is expected that material revisions to some estimates of oil and natural gas reserves may occur in the future, development and production of the reserves may occur in periods other than those assumed, and actual prices realized and costs incurred may vary significantly from those used.

Management does not rely upon the following information in making investment and operating decisions. Such decision are based upon a wide range of factors, including estimates of proved reserves, and varying price and cost assumptions are considered more representative of a range of possible economic conditions that may be anticipated.

The following table sets forth our future net cash flows relating to proved oil reserves based on the standardize measure prescribed in ASC 932:

	As of December 31,
	2012	2011
Future cash inflows	410,656	719,177
Future production costs	(412,817)	(617,802)
Future income taxes		-
Future net cash flows	(2,161)	101,375
10% annual discount for estimated timing of cash flows	(10,754)	(13,968)
Standardized measure of discounted future net cash flows	(12,915)	87,407

1.
Oil revenues are based on average twelve-month 2012 prices ($87.69 per barrel) and average twelve-month 2011 prices ($90.59 per barrel).  There is no consideration of risks associated with future production of proved reserves.

2.	Based on economic conditions at year-end and does not include administrative, general, or financing costs.
3.	The future income tax rate for the period covered under these properties (approximately 15 years) is assumed to be zero due to tax loss carryforwards.

Changes in Standardized Measure of Discounted Future Cash Flows

The following table sets forth the principal sources of change in the standardized measure of discounted future net cash flows:

	As of December 31,
	2012	2011
Beginning of period	87,407	-
Sales of O&G produced net of production costs	2,161	(135,192)
Extensions and discoveries	-	-
Previously estimated development cost incurred during the period	-	-
Net change in prices and production costs	(111,940)	-
Change in future development costs	-	-
Revisions in Quantity and timing of estimates	(36,029)	-
Accretion of discount	8,741	-
Change in income taxes	-	-
Purchase (sale) of reserves in place	78,510	222,599
Other	(41,765)	-

End of Period	(12,915)	87,407

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

Capitalized Costs Related to Oil Producing Activities

The following table sets forth the capitalized costs relating to the Company’s oil and natural gas producing activities:

	As of December 31,
	2012	2011

Proved properties	$2,354,287	$460,365
Unproved properties	48,075	48,075
Oilfield support equipment	846,197	1,141,702
Total oil producing properties	3,248,559	1,650,142
Accumulated depreciation, depletion, amortization and impairments	(2,478,539)	(480,311)

Oil producing properties, net	$770,020	$1,169,831

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities (Unaudited)

Costs incurred in connection with crude oil and natural gas acquisition, exploration and development are as follows:

	As of December 31,
	2012	2011
Property acquisition costs:
Proved properties	$1,854,332	$526,948
Unproved properties	-	-
Total acquisition costs	1,854,332	526,948
Development costs	-	13,161
Total	$1,854,332	$540,109

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

	Year Ended December 31,
	2012	2011

Sales of oil	$169,947	$116,241

Lease operating expenses	1,200,147	766,279
Cost of drilling operations	501,145	82,497
Transportation costs	29,559	11,203
Production taxes	7,608	5,069
Depreciation, depletion and amortization	2,413,901	540,071
Accretion of asset retirement obligation	18,171	2,030

Results of producing activities	$(4,000,584)	$(1,290,908)

Note 11 – Fair Value Measurements and Disclosures

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The company had no assets or liabilities re-valued on a recurring basis as of December 31, 2012 and 2011.

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

	Fair Value Measurement Using
	Level 1	Level 2	Level 3
	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total Pre-tax (Non-cash) Impairment Loss
	(1)	(1)	(2)

Year Ended December 31, 2012:
Impaired oil and gas properties	-	-	84,485	1,121,164
Year Ended December 31, 2011:
Impaired oil and gas properties	-	-	87,407	354,872

1.	See Note 2. Summary of Significant Accounting Policies - Fair Value Measurements for a description of the fair value hierarchy.

Note 12 – Related-Party Transactions

Throughout 2011 and 2012, we funded much of our operations with advances from related parties.  In addition to those loans, we had other non-cash transactions with related parties.  During the year ended December 31, 2011, we borrowed $2,155,617 in cash and made cash repayments to affiliates of $1,385,193.  During the year ended December 31, 2012, we borrowed $3,006,288 in cash and made cash repayments to affiliates of $1,541,253.

During the year ended December 31, 2012, we issued 42,276,941 shares to convert related-party debt balances and to pay creditors of related parties.  We valued the shares at the closing price on their respective grant dates and collectively credited equity with $1,927,295, reduced related-party debt and accrued interest by $1,069,675, and recorded a loss on conversion of $857,620.

At March 31, 2012, affiliates forgave all debts owed by us to them aggregating $971,504.  We reduced the debt to zero and increased Additional Paid in Capital.

During 2012, the Court absolved the Company of any liability with respect to the lawsuit brought by former officers and directors.  The lawsuit was settled which established a liability against a consultant and owner of a related party.  On behalf of this individual, the Company paid the settlement amount of $342,000 and relieved a liability that had been accrued on the Company’s books of $177,699.  An additional amount that exceeded the previously accrued expense by $164,301 was expensed to consulting services by the related party.

In 2012, the Company issued 49,264,916 shares, as follows:

●	47,302,426 shares were issued for services. We valued the shares at their grant dates and charged expense with $2,223,382.
●	1,962,490 were issued for reduction of debt. We valued the shares at the grant date, reduced debt by $98,125 and recorded a gain on conversion of $ 2,633.

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

In 2011, additionally, the Company issued 50,450,000 shares, as follows :

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

Note 13 – Non-Controlling Interest in Subsidiary

On September 12, 2011, we sold 400 shares (representing a 4% interest) of our subsidiary, Belize Energy, Ltd. for $100,000 in cash  The shares have an anti-dilution clause and the Company received an option to purchase 600 additional shares at varying prices depending on their option exercise dates.  None of the options were exercised during 2012.  The agreement also specifies that the lender received an option to purchase up to 15% of a company in Belize which we received an additional $25,000 in cash.   On October 18, 2012, the 4% interest was returned and the option cancelled for a commitment from us to pay $120,000.  As of December 31, 2012, this amount was still outstanding.  In addition to relieving the $25,000 purchase option, we reduced the equity balance for non-controlling interests by $51,448.  This also required a reduction of $146,448 to Additional Paid in Capital.

Note 14 – Commitments and Contingencies

None as of December 31, 2012.

Five-Year Cash Payout

Our commitment over the next five years for our office space in New Orleans, LA is as follows:

Year	Obligation
2013	$-
2014	-
2015	-
2016	-
2017	-
Total	$-

Note 15 – Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were issued:

Sale of Property

During the first quarter of 2013, the Company returned the Converse property to the seller and the remaining loan balance was cancelled.

Equity Authorization

On January 14, 2013, the Company increased its authorized shares of common stock from 950,000,000 shares to 1.25 Billion shares.

Stock Issuances

On February 1, 2013, the Company issued 2,500,000 shares of common stock to eliminate a debt  of $50,000 from a private lender.  The shares were valued at $38,750.

Also, on February 1, 2013, the Company issued 3,906,250 shares of its common stock to convert $25,000 owed on a note payable.

On February 4, 2013, the Company issued 62,600,847 shares of its common stock to a related entity controlled by Andrew Reid to eliminate a debt  of $329,000 to the related entity.  The shares were valued at $970,313.

On February 13, 2013, the Company issued 60,486,530 shares of its common stock for $767,243 of cash investments by various investors.

Also, on February 13, 2013, the Company issued 3,846,154 shares of its common stock to convert $25,000 owed on a note payable.

On February 19, 2013, the Company issued 30,179,000 shares of its common stock for $277,359 of cash payments and advances from investors.

On February 21, 2013, the Company issued 13,074,324 shares of its common stock valued at $173,889 for services rendered by a consultant.

On February 22, 2013, the Company issued 2,500,000 shares of its common stock valued at $33,750 for services rendered by a consultant.

Also, on February 22, 2013, the Company issued 400,000 shares of its common stock valued at $5,400 for legal services rendered.

On February 25, 2013, the Company issued 4,098,360 shares of its common stock to convert $25,000 owed on a note payable.

On February 26, 2013, the Company issued 3,500,000 shares of its common stock valued at $47,250 for services rendered by a consultant.

On February 27, 2013, the Company issued 19,235,174 shares of its common stock valued at $255,828 for services rendered by a consultant.

On February 28, 2013, the Company issued 1,000,000 shares of its common stock valued at $12,000 for services rendered by a consultant.

On March 4, 2013, the Company issued 26,750,000 shares of its common stock for $268,500 of cash payments.

Also, on March 4, 2013, the Company issued 4,000,000 shares of its common stock valued at $40,000 for services rendered by a consultant.

Also, on March 4, 2013, the Company issued 1,000,000 shares of its common stock valued at $10,000 to a lender as a late payment.

On March 5, 2013, the Company issued 4,000,000 shares of its common stock valued at $392,000 for services rendered by a consultant.

On March 6, 2013, the Company issued 5,000,000 shares of its common stock to convert $25,000 owed on a note payable.

On March 11, 2013, the Company issued 36,142,856 shares of its common stock for cash payments of $295,000.

On March 15, 2013, the Company issued 3,400,000 shares of its common stock valued at $40,460 for services rendered by a consultant.

Also, on March 15, 2013, the Company issued 2,840,909 shares of its common stock to convert $12,500 owed on a note payable.

On April 1, 2013, the Company issued 3,253,012 shares of its common stock to convert $12,500 owed on a note payable.

On April 3, 2013, the Company issued 90,000 shares of its common stock to correct for an under-issuance to one investor during 2012.

On April 15, 2013, the Company issued 5,571,428 shares of its common stock for cash payments of $38,000.

Also, on April 15, 2013 the Company issued 3,300,000 shares of its common stock valued at $33,000 for services rendered by a consultant.

Legal Issues

In January, 2013, the Company was advised that legal remedies were being sought by the party involved in the rescission action pertaining to the Belize investment.  The Company disputes that the amount of $120,000 had become past due as the stock to be returned had not been returned at that point.  Aside from the stated amount due for the rescission and described in Note 13, the Company does not believe that any additional liability will be incurred.

On May 23, 2013, a vendor obtained a judgment against the Company for an unpaid invoice, plus court fees and interest of $98,069.86.  The Company acknowledges the liability and is currently working with the vendor for a payment plan to repay the amount due.

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

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act, as amended. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weaknesses.

1.
As of December 31, 2012, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.
As of December 31, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012, based on the criteria established in "Internal Control-Integrated Framework" issued by the COSO.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of December 31, 2012, the directors and executive officers and their positions, are as follows:

Name	Position
Andrew V. Reid	Chairman and Chief Executive Officer
Corporate Secretary and Director
Bruce Gwyn	President

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

Bruce A. Gwyn, Director and President

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

Mr. Fourt has a J.D. Degree from Oklahoma City University School of Law and a B.A. Degree in History from the University of Texas at Austin

Lee C. Schlesinger, Executive Vice President, Chief Investment Officer and Director

Lee C. Schlesinger has served as Executive Vice President, Chief Investment Officer and Director since November, 2011.

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

Board of Directors and Committees

Our Board of Directors presently consists of five members: Andrew V. Reid, Bruce A. Gwyn, Paul L. Fourt, Jr., Lee C. Schlesinger, and George Warren.  Our Bylaws generally provide for majority approval of directors in order to adopt resolutions. The Board of Directors may be expanded in the future. All executive officer compensation, including payroll expenditures, salaries, stock options, stock incentives, and bonuses, must be approved by the unanimous consent of the Board of Directors. The entire Board of Directors acts as the Audit Committee and the Compensation Committee.

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

The board will consider candidates for director recommended by our shareholders. Candidates recommended by shareholders are evaluated with the same methodology as candidates recommended by management or members of the board. To refer a candidate for director, please send a resume or detailed description of the candidate's background and experience with a letter describing the candidate's interest in the Company to 201 St. Charles Ave., Suite 2558, New Orleans, LA 17170. All candidate referrals are reviewed by at least one current board member.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table shows the compensation paid or accrued during the fiscal years ended December 31, 2011 and 2010, to our officers and directors.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended 12/31	Base Salary	Option Awards	Dollar Value of Total Compensation for the Covered Fiscal Year

Andrew V. Reid	2012	240,000	-	240,000
Chairman and Chief Executive Officer	2011	236,000	-	236,000

Bruce A. Gwyn	2012	85,671	-	85,671
Director and President	2011	5,000	-	5,000

George Warren	2012	20,000		20,000
Chief Financial Officer/Director	2011	-		-

Paul L. Fourt, Jr.	2012	-	-	-
Director	2011	-	-	-

Lee C. Schlesinger	2012	83,500	-	83,500
Director, Executive V.P. and Chief Investment Officer	2011	5,144	-	5,144

Narrative to Summary Compensation Table

Employment Agreements of Named Executive Officers
Andrew V. Reid currently has a compensation agreement with the Company.  Mr. Reid’s agreement provides for cash payment of $20,000 per month.

Mr. Warren’s agreement, which commenced November 1, 2012, provides for cash payments of $10,000 per month.

Long-term Incentive Plans
We do not have any long-term incentive plans, pension plans or any similar compensatory plans for any of our directors or executive officers. Nor do we currently have any intention to initiate any such plans in the near future.

Outstanding Equity Awards at Fiscal Year End
None of our current officers or directors has outstanding equity awards as December 31, 2012.

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

Nonqualified Deferred Compensation
We do not have any nonqualified defined contribution plans or other deferred compensation plans

Potential Payments Upon Termination or Change of Control
We do not, as of December 31, 2012, have any material terms, contracts, agreements, plans or arrangements, written or unwritten, that provides for payment(s) to a CEO at, following, or in connection with the resignation, retirement or termination of a CEO, or a change in control of the company or a change in the CEO’s responsibilities following a change in control, with respect to each CEO.

Director Compensation
The following table sets forth a summary of the compensation earned by our directors and/or paid to certain of our directors during 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year Ended 12/31	Fees Earned or Paid in Cash	Stock Awards	Option Awards		Non-Equity Deferred Comp Earnings		Non-Qualified Deferred Comp. Earnings		All Other		Total

Andrew V. Reid	2012	$240,000	$-	$		$		$		$		$240,000
Chairman and Co-Chief Executive Officer	2011	236,000	137,000		-		-		-		-	373,000

Bruce Gwyn	2012	85,671	-		-		-		-		-	85,671
Director and Co-Chief Executive Officer	2011	5,000	-		-		-		-		-	5,000

Paul L. Fourt, Jr.	2012	-	-		-		-		-		-	-
Director	2011	-	-		-		-		-		-	-

Lee C. Schlesinger	2012	83,500	-		-		-		-		-	83,500
Director, Executive V.P. and Chief Investment Officer	2011	5,144			5,144		-		-		-	10,288

Stephen L. York	2012	168,000	1,000		-		-		-		-	169,000
Director and Chief Operating Officer	2011	$139,808	$40,000		$-		$-		$-		$-	$179,808

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

Name of Beneficial Owner	Address	Nature of Beneficial Ownership	Amount of Beneficial Ownership	% of Class

Andrew V. Reid	201 St. Charles Ave., Suite 2558	Officer/Director	7,332,067	.0.78%
	New Orleans, LA 70170

Lee C. Schlesinger	201 St. Charles Ave., Suite 2558	Officer/Director	39,500,000	4.18%
	New Orleans, LA 70170

George W. Warren Jr.	201 St. Charles Ave., Suite 2558	Officer/Director	8,916,667	0.94%
	New Orleans, LA 70170

Directors and officers as a group	201 St. Charles Ave., Suite 2558		72,231,771	7.6%
	New Orleans, LA 70170

(1)	Applicable percentage owned is based on 945,249,192 shares outstanding at December 31, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions
Related parties include Andrew V. Reid, our Chairman and Chief Executive Officer, Rampant Leon Financial Corporation, an entity controlled by Mr. Reid, GAGA, LLC, and Basco, LLC, entities controlled or operated by our Director and Chief Executive Officer, Bruce Gwyn.

During the year ended December 31, 2012, we borrowed $3,006,288 in cash and made cash repayments to affiliates of $1,541,253. During the year ended December 31, 2011, we borrowed $2,155,617 from and made principal payments of $1,385,193 to related parties. Other non-cash related party transactions are enumerated in Note 12 to the financial statements.

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

Our directors and their independence at December 31, 2012 are as follows:

Andrew V. Reid, Chairman – not independent
Paul L. Fourt, Jr. – Director –independent
Bruce A. Gwyn – Director – not independent
Lee C. Schlesinger – Director – not independent
Stephen L. York – Director – not independent
George W. Warren Jr. – Director – not independent

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We paid M&K, CPAS, PLLC audit and review fees of $65,000 for 2012 and $68,300 for 2011.

Tax Fees. We have not paid any money for tax related services.

All Other Fees.  We have not paid any money for other fees.

Audit Committee pre-approval policies and procedures. The entire Board of Directors, which acts as our audit committee, approved the engagement of M&K, CPAS, PLLC.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, SIGNATURES

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as filed August 1, 1997 (included as Exhibit 3.1 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

3.2	Bylaws (included as Exhibit 3.2 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

14.1	Corporate Code of Ethics (included as Exhibit 14 to From 10-KSB filed March 16, 2004, and incorporated herein by reference).

2.1	Subsidiaries of the registrant (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 26, 2013	By:	/s / Andrew V. Reid
Andrew V. Reid
Chairman and Chief Executive Officer

Date: June 26, 2013	By:	/s / Bruce Gwyn
Bruce Gwyn
Director and President

Date: June 26, 2013	By:	/s / Paul L. Fourt, Jr.
Paul L. Fourt., Jr.
Director

Date: June 26, 2013	By:	/s / Lee C. Schlesinger
Lee C. Schlesinger
Director

Date: June 26, 2013	By:	/s / George Warren, Jr.
George Warren, Jr.
Director and Chief Financial Officer