Form 10-Q
period 2013-03-31
Treaty Energy Corp
filed 2013-09-18
CIK 1075773

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

Yes  ☐ No ☑

The number of shares of the registrant’s common stock outstanding as of September 6, 2013, was 1,251,049,036.

TREATY ENERGY CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TREATY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash and equivalents	$650	$2,235
Accounts receivable	16,047	7,361
Other receivable	1,502	1,502
Total current assets	18,199	11,098

Oil and gas properties (successful efforts), net	57,521	84,486
Oil and gas properties (unproved), net	-	-
Oilfield support equipment, net	617,336	685,534
Net Oil and Gas Properties	674,857	770,020

Other property, plant and equipment, net	775,185	836,309
Other Assets	69,038	69,863
Carved out interest, net	59,103	70,235
TOTAL ASSETS	$1,596,382	$1,757,525

LIABILITIES

Accounts payable and accrued liabilities	$1,401,217	$1,357,624
Accrued expenses to related parties	165,976	74,000
Related party notes payable	109,891	114,628
Notes payable, net of discounts of $94,614 and $111,816, respectively	1,763,788	1,548,912
Total current liabilities	3,440,872	3,095,164

The accompanying notes are an integral part of these consolidated financial statements.

TREATY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Continued)

	March 31, 2013	December 31, 2012
	(Unaudited)

Deferred revenue	424,195	504,094
Asset retirement obligation	58,732	225,881

TOTAL LIABILITIES	$3,923,799	$3,825,139

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - par value $0.001, 50 million shares authorized, none issued or outstanding at March 31, 2013 and December 31, 2012	-	-
Common stock – par value $0.001, 1.25 billion shares authorized, 1,235,709,596 and 945,249,192 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,235,709	945,249

Additional paid in capital	21,886,015	17,763,235
Common stock payable	501,986	1,274,576
Accumulated loss - pre exploration stage	(644,829)	(644,829)
Accumulated loss	(25,042,832)	(21,156,758)
Accumulated other comprehensive income	6,198	8,812
Total stockholders' equity (deficit) attributable to Treaty Energy Corp.		(1,809,715)
	(2,057,753)
Non-Controlling Interest	(269,664)	(257,899)
Total Stockholder's equity (deficit)	(2,327,417)	(2,067,614)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,596,382	$1,757,525

The accompanying notes are an integral part of these consolidated financial statements.

TREATY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
REVENUES
Oil and gas revenues	$125,017	$57,016
Drilling revenues	13,600	-
Total revenues	138,617	57,016

EXPENSES
Lease operating expenses	240,923	77,491
Direct drilling costs	124,190	73,672
Land lease costs	-	20,000
Production taxes	4,287	3,741
General and administrative	3,462,083	551,816
Depreciation, depletion and amortization	116,464	78,265
Accretion of asset retirement obligation	1,433	1,176
Total operating expenses	3,949,380	806,161

Operating Loss	(3,810,763)	(749,145)

OTHER INCOME AND EXPENSE ITEMS
Interest expense	(191,404)	(43,190)
Gain (Loss) on retirement of debt	(9,513)	-
Gain (Loss) on sale of assets	113,841	(7,354)
NET LOSS	$(3,897,839)	$(799,689)

Less:loss attributable to non-controlling interests	11,765	30,387
Net Loss attributable to the company	(3,886,074)	(769,302)
Foreign Currency Translation Gain or (Loss)	(2,614)	-
Add: Loss attributable to Non-controlling interest	(11,765)	(30,387)
Total Comprehensive Loss	(3,900,453)	(799,689)
Less:loss attributable to non-controlling interests	11,765	30,087
Net Comprehensive Loss to Company	(3,888,688)	(769,602)

Net loss per common shares - basic and diluted	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	1,075,092,915	737,449,069

The accompanying notes are an integral part of these consolidated financial statements.

TREATY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,897,839)	$(799,689)
Adjustments to reconcile net loss to net cash
provided by/(used in) operating activities:
Depreciation, depletion and amortization	116,464	78,265
Gain on sale of assets	(113,841)	7,354
Loss on conversion of debt for equity	9,513	-
Amortization of discount on notes payable	17,203	3,983
Accretion of asset retirement obligation	1,433	1,176
Impairment expense	38,000	-
Stock based compensation (shares issued and owed)	2,329,402	-
Interest imputed on related-party notes	-	1,953
Amortization of deferred revenue	(79,899)	(24,668)
Changes in operating assets and liabilities:
Accounts receivable	(8,686)	7,038
Prepaid expenses & other assets	825	-
Accounts payable & accrued expenses	263,087	(6,514)
Accrued liabilities to related parties	91,976	3,000
Cash Call Liability	-	74,200
Net cash used in operating activities	(1,232,362)	(653,902)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit on equipment lease purchase	-	(8,000)
Purchases of other fixed assets	(2,000)	(127,298)
Net cash used in investing activities	(2,000)	(135,298)

The accompanying notes are an integral part of these consolidated financial statements

TREATY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties, net	369,763	831,505
Proceeds from notes payable	486,008	150,000
Principal payments on notes payable	(1,494)	(179,097)
Common Stock issued for cash	381,654	-
Bank overdraft	1,246	(1,982)
Net cash provided by financing activities	1,237,177	800,426

Foreign Currency Translation Gain(Loss)	(4,400)	-
Net increase / (decrease) in cash and cash equivalents	(1,585)	11,226
Cash and cash equivalents, beginning of period	2,235	14,715
Cash and cash equivalents, end of period	$650	$25,941

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$166,257	$17,508
Shares issued for retirement of debt	200,100	-
Shares issued to relieve related party notes
payable	374,500	-
Shares issued to relieve accounts payable	3,000	-
Related Party notes payable forgiven	-	971,504
Shares issued by related party on behalf of company for potential acquisition
	-	140,000
Shares issued to re-purchases ORRI	38,000	-
Shares issued to relieve stock payable	1,112,243	-

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

All of the Company’s accounting policies are not included in this Form 10-Q.  A more comprehensive set of accounting policies adopted by the Company are included on our Form 10-K as of December 31, 2012 and are herein incorporated by reference.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that had any material effect on our financial statements.

NOTE 4 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in these consolidated financial statements, we have had continuing negative cash flows from operations and a working capital deficit as of March 31, 2013.  These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

NOTE 5 – OIL AND GAS PROPERTIES

There were no property acquisitions during the three months ended March 31, 2013, however, a 4% ORRI was repurchased.  The 1,000,000 shares were valued at $38,000 but were immediately impaired and expensed based on the December 31, 2012, reserve report.

On September 21, 2012, the Company purchased the Converse lease and issued a promissory note in the amount of $328,012.  The note requires two (2) $20,000 payments in October, 2012, and $20,000 per month thereafter.  Interest accrues at a rate of 7%.  As of December 31, 2012, the Company was in default by $2,500 on the December payment.  During the quarter ended March 31, 2013, the Company returned the property to the lender and was released from further obligations.  The carrying value on the Converse lease was zero and the asset retirement obligation was $166,882 at the time of the disposition. This resulted in a gain on the sale of the asset of $166,882 with the relief of the ARO. The company also recognized a gain on retirement of debt of $258,566 due to the related debt being relieved with the transfer.

On May 31, 2011, the Company issued a promissory note in the amount of $692,539 for the Great 8 leases in Texas, the payment terms of which are: monthly payments including interest and principal with the final payment due on June 1, 2012. This note accrues interest at 5%.  During the quarter ended March 31, 2013, the Company paid off the note and accrued interest in full through borrowing from other lenders who the company is now indebted to for $275,000.  As an additional expense related to the original default on the former note payable, the Company transferred the Willingham lease and equipment to the former lender. The carrying value at the time of the disposition for the related lease and well equipment was $54,741 and the carrying value of the related asset retirement obligation was $1,700. The Company recorded a loss of $53,041 on this disposition.

During the first quarter of 2013 the Company sold a 5% net revenue interest within the San Juan #3 well located within the Company’s Belize lease for $45,000. The well is currently being drilled and is unproved at the time of this filing. The agreement entails that the Company return the $45,000 to the investor within 60 days if the well is considered to be a dry hole. Based on the uncertainty of the well at this time the $45,000 was accrued within liabilities as of March 31, 2013.

Our geographical proved and unproved properties are as follows:

	03/31/13	12/31/12
Oilfield Support Equipment	$795,127	$846,196
Less: accumulated depreciation	(177,791)	(160,662)
Total	617,336	685,534
Proved developed producing:
Texas	$1,035,061	$1,049,577
Less: accumulated depletion	(977,540)	(965,091)
Total	57,521	84,486

Unproved:
Belize	48,075	48,075
Accumulated Impairment	(48,075)	(48,075)
Total	$-0-	$0

Production of Oil from all fields

We recorded depletion expense of $12,448 and $7,389  for the three months ended March 31, 2013 and 2012,  respectively,  based on total production of approximately 1,084 and 1,076 barrels.

For the three months ended March 31, 2013, we shipped 1,084 barrels, and reflect a $16,047 net receivable (after  royalty and production tax reductions) for shipments made prior to March 31, 2013.

Carved Out Production Payment

As noted in the 10-K filed for the year ended December 31, 2012, we entered into an agreement with an investor to sell a 5% permanent royalty and a 15% temporary royalty to be paid until production reaches 200 barrels per day for $600,000.  The interests for both the permanent and temporary royalties relate to all current and future Texas leases.

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

For the three months ended March 31, 2013 and  March 31, 2012, the amortization of the Carved Out Production payment was $11,132 and $1,496,  respectively.  The net asset value of the Carved Out Production payment was $59,103 and $70,235, at March 31, 2013 and December 31, 2012, respectively.

For the three months ended March 31, 2013 and March 31, 2012, the amortization of the Deferred Revenue was $79,899 and $24,668, respectively.  The balance of deferred revenue at March 31, 2013 and December 31, 2012, was $424,195 and $504,094, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Other property, plant and equipment consist principally of drilling rigs, and office furniture and equipment.  Historical cost and accumulated depreciation are as follows:

	03/31/13	12/31/12

Drilling rigs and related equipment	$841,647	$835,146
Office equipment	5,165	5,165
Furniture and fixtures	1,049	1,049
Vehicles	188,541	188,521
Equipment	24,598	24,598
Total property, plant and equipment - at cost	1,061,000	1,054,479
Less: accumulated depreciation	(285,815)	(218,170)
Net property, plant and equipment - other	$775,185	$836,309

Assets other than drilling equipment and vehicles generally have estimated useful lives of three years.  Estimated useful lives of drilling equipment and vehicles is five years.  Depreciation for the three months ended March 31, 2013 and 2012 was $64,971 and $28,194, respectively.

NOTE 7 – NOTES PAYABLE

As of March 31, 2013 and December 31, 2012 the Company had the following debt principal amounts outstanding:

Note	3/31/2013	12/31/2012
Great 8 Lease note (original)	$-	$211,494
11/14/11 Promissory Note	465,579	120,239
1/30/12 Promissory Note	150,000	150,000
8/12/12 Promissory Note	744,577	746,071
Converse Lease note	-	258,368
11/28/12 Promissory Note	110,000	110,000
12/11/12 Promissory Note	-	37,120
Great 8 Lease note (new lender)	300,000	-
Loan on Belize property	30,245	14,435
Equipment Loan	13,001	13,001
Belize 5% NRI	45,000	-
Total Debt Outstanding	1,858,402	1,660,728

Debt Discount	(94,614)	(111,816)

Net Debt Outstanding	$1,763,788	$1,548,912

See footnote 11 for information on notes payable to related parties.

None of our debts outstanding are contractually convertible. All conversions noted below were mutually agreed to between the lender and the Company which resulted in extinguishment accounting with gains or losses recorded based on the differences between the value of the shares issued compared to the debts relieved.

Promissory Note Issued for the Acquisition of the Great 8 lease (principal of $-0- and $211,494  as of March 31, 2013 and  December 31, 2012, respectively, and accrued interest of $-0- and $6,461 as of March 31, 2013 and December 31, 2012, respectively)

On May 31, 2011, we issued a promissory note in the amount of $692,539 for the Great 8 leases in Texas, the payment terms of which are: monthly payments including interest and principal with the final payment due on June 1, 2012. This note accrues interest at 5%.  During the quarter ended March 31, 2013, the Company paid off the note and accrued interest in full through borrowing from other lenders who the company is now indebted to for $275,000.  The difference was charged to interest expense. As an additional expense related to the original default on the former note payable, the Company transferred the Willingham lease and equipment to the former lender. The carrying value at the time of the disposition for the related lease and well equipment was $54,741 and the carrying value of the related asset retirement obligation was $1,700. The Company recorded a loss of $53,041 on this disposition.

Promissory Note Issued for Cash Deposit (principal of $465,579 and $120,239  as of March 31, 2013 and December 31, 2012, respectively, and accrued interest of $5,137 and $5,905 as of March 31, 2013 and December 31, 2012, respectively)

On November 14, 2011, we issued a promissory note in the amount of $150,000 in return for a cash advance. Stated interest on the loan is at 12% with quarterly payments starting March 31, 2012.  On February 26, 2013, an additional loan advance of $400,000 was received.

During the quarter, we converted some of this debt through issuances of stock.  A total of $62,500 of principal and interest was converted for 10,593,313 shares, resulting in a loss of $76,065.

Promissory Note Issued for Cash Deposit (principal of $150,000 as of March 31, 2013 and  December 31, 2012, respectively, and accrued interest of $27,500 and $77,500 as of March 31, 2013 and December 31, 2012, respectively)

On January 30, 2012, we issued a promissory note in the amount of $100,000 in return for a cash advance.  Payments are interest only at 5% per month for one year at which time the principal amount is due and payable.  This note is collateralized with 10,000,000 common shares of the Company. In the event the Company defaults on the note these shares would be owed to the lender. The agreement requires that the Company provide additional collateral if the fair value of the shares decreases below $200,000 while the note is outstanding. As of March 31, 2012 the value of the collateral exceeded $200,000.  At December 31, 2012, in accordance with the terms of the contract we added $50,000 to the note as a penalty for delinquent payments.  During the quarter ended March 31, 2013, $72,500 of accrued interest was converted for 12,598,360 shares valued at $144,228 resulting in a loss of $71,728.

Promissory Note Issued for Cash Deposit (principal of $744,577 and $746,071 as of March 31, 2013 and  December 31, 2012, respectively, and a discount of  $94,614 and $111,816  as of March 31, 2013 and December 31, 2012, respectively)

On August 12, 2012, we issued a promissory note in the amount of $750,000 in return for a cash advance.  Payments are structured to be paid at a rate of 7% of royalties earned on three of the East Texas leases, plus one-half (1/2) of the net income derived from those wells until the note is paid in full.  The note specifies that repayment must be completed within 24 months.

There is no stated interest rate on the note, however, the Company has assigned a 7% royalty interest to the lender that will continue after the note is paid in full.  The Company has recognized the royalty interest as a discount on the note for $137,620 and is amortizing it over a 24 month period.  Amortization of $17,203 and $25,803 was recognized for the three months ended March 31, 2013 and for the year ended December 31, 2012, respectively.  During the three months ended March 31, 2013, $1,494 of principal was repaid on this loan.

Promissory Note Issued for Purchase of property (principal of $-0- and $258,368 as of March 31, 2013 and  December 31, 2012, respectively, and accrued interest of $-0-  and $198 as of March 31, 2013and December 31, 2012, respectively)

On September 21, 2012, the Company purchased the Converse lease and issued a promissory note in the amount of $328,012.  The note requires two (2) $20,000 payments in October, 2012, and $20,000 per month thereafter.  Interest accrues at a rate of 7%.  As of December 31, 2012, the Company was in default by $2,500 on the December payment.  During the quarter ended March 31, 2013, the Company returned the property to the lender and was released from further obligations.  The carrying value on the Converse lease was zero and the debt relief and ARO were $258,566 and $166,882 resulting in a gain of $425,448.

Promissory Note Issued for Cash Deposit (principal of $ 110,000 and $110,000 as of March 31, 2013 and  December 31, 2012, respectively, and accrued interest of $3,327 and $1,009 as of March 31, 2013 and December 31, 2012, respectively)

On November 28, 2012 and December 31, 2012, we received $40,000 and $70,000 from the same lender.  Interest accrues at the rate of 12% per annum. This note is due with quarterly payments beginning on 2/28/13. Due to lack of payment on 2/28/13 this note was considered to be in default.

Promissory Note Issued for Cash Deposit (principal of $ -0- and $37,120 as of March 31, 2013 and  December 31, 2012, respectively, and accrued interest of $-0- and $0 as of March 31, 2013and December 31, 2012, respectively)

On December 11, 2012, we issued a note for a cash advance of $20,000.  The note bears an interest rate of 18%.  Per the terms, payment was due on December 21, 2012, after which, in addition to interest on the outstanding amount, the Company is obligated to issue 100,000 shares per day until it is paid in full.  As of December 31, 2012, we have accrued $100 in interest and $17,110 for the value of the stock that was due on that date.  The stock was priced at the closing price of the stock on each day of accrual.  During January 2013, a cash payment of $12,500 was made on this note, and on February 19, 2013, $65,100 was converted into 4,650,000 shares valued at $72,700 resulting in a $7,600 loss.  An additional gain of $45,914 was recognized for amounts forgiven by the holder with the extinguishment, resulting in a net gain with settlement of $38,314.

Promissory Note Issued for Cash Deposit (principal of $300,000 and $0, as of  March 31,2013 and December 31, 2012, respectively, and accrued interest of $-0- and $-0- as of March 31, 2013 and December 31, 2012, respectively)

On March 28, 2013, we issued a note for a cash advance of $300,000. $275,000 of the related proceeds from this note were used to pay off the aforementioned note in default relating to the Great 8 leases. The remaining $25,000 was received in cash. The note is collateralized with the Great 8 leases. The balance of this note is due on 7/1/13 or  when the leases are sold, whichever comes sooner.

Payable related to 5% NRI in Belize Well ($45,000 and $0 as of March 31, 2013 and December 31, 2012)

During the first quarter of 2013 the Company sold a 5% net revenue interest within the San Juan #3 well located within the Company’s Belize lease for $45,000. The well is currently being drilled and is unproved at the time of this filing. The agreement entails that the Company return the $45,000 to the investor within 60 days if the well is considered to be a dry hole. Based on the uncertainty of the well at this time the $45,000 was accrued within debt as of March 31, 2013.

Equipment Loan ($13,001 as of March 31, 2013 and December 31, 2012)

On May 1, 2012, we purchased  wire-line truck for $73,101, and issued a promissory note for $67,101. The purchase was treated as a rent own agreement and in lieu of interest, rental payments of $9,138 was paid in 2012. As of December 31, 2012 and March 31, 2013 this note was in default.

Borrowing from Princess Entertainment for Belize interest ($30,245 and $14,435 as of March 31, 2013 and December 31, 2012)

During 2012 and 2013, Princess Entertainment, our concession partner in Belize has advanced us operating funds. There is no stated interest rate or terms on these advances. Imputed interest for these advances was considered to be immaterial. The balance is held as a current liability and is considered to be due upon demand.

NOTE 8 – SHAREHOLDERS’ EQUITY

We are authorized to issue 1.25 Billion shares of our common stock.  At December 31, 2012, we had 945,248,192 shares issued and outstanding.  During the three months ended March 31, 2013, we issued 290,460,404 shares.

During the quarter ended March 31, 2013, the Company issued 108,034,016 shares to relieve stock payable valued at $1,112,243. No gain or loss was recorded for these issuances as the number of shares issued was consistent with the amounts owed.

During the quarter ended March 31, 2013, the Company issued 25,341,673 shares to extinguish notes and accrued interest payable of $187,600. The shares were valued at the closing stock price on the conversion agreement date equal to $330,493. A loss of $142,893 was recorded due to the value of the shares exceeding the amount converted.

During the quarter ended March 31, 2013, the Company issued 35,024,370 shares to extinguish related party notes and accrued interest payable of $374,500. The shares were valued at the closing stock price on the conversion agreement date equal to $464,571. Any gains on individual conversions were recorded to additional paid in capital rather than gain based on the related party relationship. As a result of the conversions, an additional $66,129 beyond the shares value was recorded to additional paid in capital and a loss of $156,200 was recorded.

During the quarter ended March 31, 2013, the Company issued 400,000 shares to extinguish accounts payable of $3,000. The shares were valued at the closing stock price on the conversion agreement date equal to $5,400. A loss of $2,400 was recorded due to the value of the shares exceeding the amount converted.

During the quarter ended March 31, 2013, the Company issued 113,310,345 shares for services. The shares were expensed for the value at the closing stock price on the grant date equal to $2,329,404.

During the three months ended March 31, 2013, an additional 4% ORRI in a lease already held by the Company  was repurchased.  The 1,000,000 shares issued with the acquisition were valued at $38,000 based on the closing price of the stock on the acquisition date, but were immediately impaired and expensed based on the December 31, 2012, reserve report.

During the quarter ended March 31, 2013, the Company issued 7,350,000 shares for cash received $67,000.

Stock Payable

●
On March 6, 2013 the Company and a lender agreed to extinguish $12,500 of amounts owed in accrued interest to 2,500,000 shares. The value of the shares according to the closing stock price on the agreement date was $25,000. The loss on debt conversion was $12,500. These shares had not been issued as of March 31, 2013.

●	During the quarter ended March 31, 2013, the Company received cash payments of $ 314,654 for 37,016,178 shares that had not been issued as of March 31, 2013.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2013 and December 31, 2012 consist of the following:

	03/31/13	12/31/12
Trade accounts payable	$850,411	$799,512
Accrued payroll	30,548	15,000
Accrued payable to vendors	47,075	32,075
Accrued interest	85,964	140,064
Royalties payable	48,120	33,120
Bank Overdraft	1,246	-
Liabilities associated with our reverse merger in December, 2008	200,380	200,380
Due to AFEC	120,000	120,000
All-Secure payable	17,473	17,473
Total	$1,401,217	$1,357,624

As of  March 31, 2013 and December 31, 2012, the Company owed four related parties a combined liability of $165,976  and $74,000 for accrued consulting fees.

NOTE 10 – ASSET RETIREMENT OBLIGATION

A reconciliation of the aggregate carrying amount of asset retirement obligations is as follows:

	March 31,	December 31,
	2013	2012

Balance, beginning of year	$225,881	$130,397
Liabilities assumed on acquired properties	-	75,396
Liabilities settled	(168,582)	(3,271)
Accretion expense	1,433	18,171
Revision of existing liabilities		5,188

Balance at End of Period	$58,732	$225,881

The Company recorded an accretion expense of $1,433 and $ 1,176 for the three months ended March 31, 2013 and March 31, 2012, respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2013, we had the following transactions with related parties:

●
We accrued $150,000 in compensation costs to our Chairman and CEO and three other related consultants, of which $28,452 was paid to them during the quarter.  Balances owed to these related parties was $165,976 and $74,000 at March 31, 2013 and December 31, 2012, respectively.

●	We borrowed a net amount of $369,763 from an entity owned by our Chairman and CEO, Andrew Reid. We owed that company $59,891 and $64,629 at March 31, 2013 and December 31, 2012.

o
During the quarter ended March 31, 2013 we issued 35,024,370 shares to extinguish amounts owed for the above note payable and accrued interest payable of $374,500. The shares were valued at the closing stock price on the conversion agreement date equal to $464,571. Any gains on individual conversions were recorded to additional paid in capital rather than gain based on the related party relationship. As a result of the conversions, an additional $66,129 beyond the shares value was recorded to additional paid in capital and a loss of $156,200 was recorded.

●
In prior year we borrowed $50,000 from our CFO, George Warren.  The demand note carries a 10% interest rate.  Balance on this note was $50,000 and $50,000 at March 31, 2013 and December 31, 2012, respectively.

NOTE 12 – LEGAL PROCEDINGS

In January, 2013, the Company was advised that legal remedies were being sought by the party involved in the rescission action pertaining to the Belize investment.  The Company disputes that the amount of $120,000 had become past due as the stock to be returned had not been returned at that point.  Aside from the stated amount due for that has been accrued, the Company does not believe that any additional liability will be incurred.

On May 23, 2013, a vendor obtained a judgment against the Company for an unpaid invoice, plus court fees and interest of $98,070.  The Company acknowledges the liability and have established an installment agreement with the vendor. This amount was fully accrued as of March 31, 2013.

NOTE 13 – SUBSEQUENT EVENTS

Please refer to the Plan of Operation below for the description of five lease properties we have added during the second quarter of 2013.

During the second quarter of 2013, the Company issued 15,339,440 shares of stock, including 5,425,000 issued for services rendered; 3,253,012 issued to complete repayment for the debt reduction and 6,661,428 issued for cash payments.

The Company acquired 40 acres on the Mitchell lease from US Fuels in Texas and developed the lease in Q2 2013. The consideration provided by the Company is the drilling work they will perform for this farm-in acquisition.

On August 19, 2013 the Company's board of directors unanimously approved the increase of its authorized number of shares of common stock from 1,250,000,000 to 1,950,000,000.

On September 13, 3013, Lee C. Schlesinger resigned from his position as Executive Vice President, Chief Investment Officer and member of the Board of Directors.  On September 16, 2013, George Warren, Jr., submitted his resignation as Chief Financial Officer and member of the Board of Directors.  As of the date of this report, the vacancies have not been filled.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with management’s discussion and analysis contained in our 2012 Annual Report on Form 10-K, as well as the financial statements and notes hereto included in this quarterly report on Form 10-Q. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions, such as statements of our plans, objectives, expectations, and intentions. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Results of Operations

Three Months Ended March 31, 2013, compared with Three Months Ended March 31, 2012

We had $125,017 in revenues for the three months ended March 31, 2013 from our recent Texas acquisitions versus $ 57,016 for the same period in 2012.  Further, for the three months ended March 31, 2013, we earned $13,600 in drilling fees as compared to -0- for the three months ended March 31, 2012.

Our lease operating expenses were $240,923 for the three months ended March 31, 2013 versus $77,491 for the three months ended March 31, 2012 due to increased activities and expenses at our Texas and Belize acquisitions.

Our drilling costs increased from $124,190 for the three months ended March 31, 2013, to $73,672 for the three months ended March 31, 2012, also due to increased drilling operations.

General and administrative expenses have increased from $551,816 for the three months ended March 31, 2012 to $3,462,083 in 2013, mostly resulting from additional personnel, office space and related expenses required to manage the growth in operations.   Consulting fees paid through the issuance of the Company’s common stock for the three months ended March 31, 2013 totaled $2,329,403.

Our depreciation, depletion and amortization expenses for the three months ended March 31, 2013 were $116,464 as compared to $78,265 for the same period in 2012, owing additional equipment and properties acquired in late 2012.

Interest expense is substantially higher during the three months ended March 31, 2013 versus the same period in 2012, due to higher debt levels during the first three months of the year.  Further, at the time we settled for the Great 8 loan, we incurred a large expense for late fees and interest penalties that had not been accrued for previously.

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

PLAN OF OPERATION

CHANGE IN OPERATING PROCEDURES

Based on end of year 2012 financials, Treaty Energy Corporation (referred to as “the Company”) began adjusting its strategy in Texas.  In January of 2013, the Company began to evaluate its current lease inventory to begin consolidating and increasing production on several key leases. Several wells received low cost work overs in late January and were put back into production in mid-to-late Q1 2013.

Almost every well in the Company’s existing inventory had initial surges of 5-10 barrels of oil per day, but would then decrease in production significantly. While profitable for large marginal well operations, this strategy would not produce substantial revenues for the Company. As a result, the Company sought to reduce its marginal well inventory while simultaneously developing and acquiring new leases with proven and underdeveloped reservoirs.

The Company acquired 40 acres on the Mitchell lease from US Fuels in Texas and developed the lease in Q2 2013. The Mitchell lease is a high potential producer and remains relatively untapped due to the depth of the reservoir. The Company, in conjunction with TNC Energy, drilled two exploratory deep wells on this known producing lease to determine future deep well projects. This well has been a success, producing just over 3000 barrels of oil in approximately two and a half months.

As a result, the Company has moved away from marginal well operations into exploratory drilling and development operations, with the Mitchell lease being the first of the Company’s newly revamped operational strategy.

ACQUISITIONS

On May 9, 2013, in line with its change in operating procedures, the Company signed a binding letter of intent (LOI) with U.S. Fuels, Inc. of Breckenridge, Texas to acquire over 1,830 acres of oil and gas leases with high return on investment potential on new drills. These leases are:

●	Knott Lease – 40 Acres in Taylor County
●	Stroebel Lease – 700 Acres in Eastland County
●	Standard Lease – 400 Acres in Taylor County
●	Bridges Lease – 650 Acres in Stephens County

As of September 6, 2013 the Company has acquired assignments on three of the five (3/5) leases listed (Mitchell, Stroebel and Standard) and has acquired two additional leases/wells, Stockton and Mitchell #1, which were independent of the LOI. The two remaining leases in the binding LOI that have not been acquired are the Bridges and Knott, which the Company is continuing to work with U.S. Fuels on acquiring.

REVENUE GENERATION

Q1 2013 statement will reflect actions taken by management in its evaluation of existing well operations, while simultaneously making several internal operating changes.  Q2 2013 will reflect the transition in operating strategy from marginal “shallow well” operations to exploratory drilling operations with new “deeper” wells (Mitchell #3 and #4). Q3 2013 and beyond will reflect the success of management’s strategic policy changes.

Revenue generation is contingent upon the success of projects in Q3 2013. The Company expects that based upon lease acquisitions and oil and gas developments in Q3 2013, revenue generation will increase significantly in the later quarters of the fiscal 2013 year.

DRILLING ACTIVITIES

Texas

As previously mentioned, the Company has begun to increase revenues, however will not be reflected in financial statements until later 2013 fiscal year quarters. The Company, with its partners, has successfully drilled two producing wells on the Mitchell lease and has conducted a few reworks to increase production to existing wells.

Total May production for Mitchell lease was approximately 300 barrels. Total June production was approximately 1,500 barrels. Total production sold on the Mitchell lease as of July 26, 2013 is approximately 2,450 barrels of oil. At current prices and subtracting overriding royalty, approximately $185,000 was split between TNC Energy (the Company’s drilling partner on the project) and the Company.

The Mitchell lease in two months has already produced more oil than all of the Company’s production in the reported 2012 year and total sales before split on the lease already exceeds sales of the prior year. Based on current production estimates, the Company is expected to meet or exceed oil sale revenues of the prior year independent of additional new drills.

On July 18, 2013, the Company announced plans to drill two offset wells to the Mitchell #4 wells on the Stockton lease. The projected cost to drill and complete each well is approximately $375,000 (AFE). The Company will not have any partners on the two Stockton wells and will have a 75% net revenue interest (NRI).

On July 29, 2013, the Company acquired a 50% working interest (W/I) and a 38.5% net revenue interest (NRI) on the Mitchell #1 well. It conducted a fracking operation that same day. The Company expects that the fracking operation on the Mitchell #1 will result in approximately 2 loads per month

The Company also has plans to re-enter several wells on the Standard lease, but were put on hold for the refracking of the Mitchell #1 well based on the higher ROI potential of that well and the more conservative rework success rate.

Belize

The Company is continuing a large scale hydrocarbon exploration project in the Toledo District of Southern Belize. The Company is currently in the process of completing its third exploratory well, San Juan #3. The Company has experienced a few political set-backs in the operation. These political setbacks halted operations temporarily due to an injunction placed on oil exploration companies as the result of a Supreme Court case (Oceana v Belize) in the country.

On May 7, 2013, Treaty Belize Energy, Ltd. (TBE), the Company’s Belize subsidiary, announced that it would recommence drilling after the Prime Minister of Belize gave re-authorization for hydrocarbon exploration companies to continue operations.

Two weeks after the May 7, 2013 announcement, TBE reached a large fracture at approximately 3,300ft. (SJ3 FP1) After reaching SJ3 FP1, San Juan #3 lost circulation. After two days, TBE regained circulation and continued to drill for approximately 100ft., where the drill encountered another fracture approximately 40ft after the first (SJ3 FP2). TBE stopped drilling after receiving positive geological readings at approximately 3,400ft.

TBE pulled the drill and ran a sonic log to confirm additional positive results. With confidence, the decision was made to case and cement to maintain the stability of the borehole, but TBE would conduct an openhole operation for the fractured areas. Once cementing was successfully completed, a second sonic log and cement log was completed with again, positive and encouraging results.

Swabbing commenced and continued for over 7-8 days, where approximately 1000bbl of freshwater had been pulled from the well. At this point, TBE engineers decided to up swabbing capabilities by using air pressure and pulled over 5000bbl of water in three days. After careful analysis, it was determined that, the lower fracture, SJ3 FP2 was injecting freshwater into the well.

TBE began the process of sealing off the lower fracture, SJ3 FP2, with sand and pebbles and ran the mud pump with water to determine if the bottom had been sealed and if top was impacted. The mud pump test confirmed that SJ3 FP1 was impacted with mud and other sediments.

TBE has now begun to determine a multi-step process to open up SJ3 FP1 to determine possible production. If positive production sources are not found, SJ3 FP1 & FP2 will be cemented and the drill will continue to its original proposed total depth of 4000ft.

FINANCING

The Company has made arrangements for private lending on many of the projects currently in progress.  As we progress we expect to require additional funds for the purchase of additional equipment, leases, and operations. The Company may, and will likely, increase the number of authorized shares (A/S) to fund additional projects. By raising funds through A/S increases, the Company will not have to seek external financing, maximizing project ROI potential.

There is no guarantee that the Company can raise the required capital to make acquisitions, drill new wells, or repair equipment on any acquired properties, or that undertaking such repairs, acquisitions and drilling program will make us profitable or self-sustaining.

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

Our annual report on Form 10-K as of December 31, 2012 reported the following material weaknesses:

1.
As of December 31, 2012, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Regulation S-X.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

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

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In January, 2013, the Company was advised that legal remedies were being sought by the party involved in the rescission action pertaining to the Belize investment.  The Company disputes that the amount of $120,000 had become past due as the stock to be returned had not been returned at that point.  Aside from the stated amount due for the rescission and described in Note 12, the Company does not believe that any additional liability will be incurred.

On May 23, 2013, a vendor obtained a judgment against the Company for an unpaid invoice, plus court fees and interest of $98,070.  The Company acknowledges the liability and have established an installment agreement with the vendor.

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances, except as disclosed in this report.

ITEM 1A – RISK FACTORS

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under “Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, filed June 27, 2013.

This information should be considered carefully, together with other information in this report and other reports and materials we file with the Securities and Exchange Commission.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

See Note 8 for a listing of shares issued during the three months ended March 31, 2013.

Options and Warrants

During the three months ended March 31, 2013, no options or warrants have been granted, expired or exercised.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation, as filed August 1, 1997 (included as Exhibit 3.1 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

3.2	Bylaws (included as Exhibit 3.2 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

3.3	Articles of Amendment to the Articles of Incorporation, as filed August 23, 1997 (included as Exhibit 3.3 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

3.4	Articles of Amendment to the Articles of Incorporation, as filed November 20, 1998 (included as Exhibit 3.4 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

3.5	Articles of Amendment to the Articles of Incorporation, as filed May 16, 2003 (included as Exhibit 3.5 to the Form 10-SB12G filed November 10, 1999, and incorporated herein by reference).

4.1	2003 Stock Benefit Plan, dated July, 1, 2003 (included as Exhibit 4.1 to the Form S-8 filed July 23, 2003, and incorporated herein by reference).

Exhibit No.	Description of Exhibit

4.2	Form of Class A Warrant (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).

4.3	Form of Class B Warrant (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).

4.4	Form of Class C Warrant (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).

4.5	Subscription Agreement between the Company and various subscribers (included as Exhibit 10.1 to the Form SB-2/A filed September 14, 2005, and incorporated herein by reference).

4.6	Subscription Agreement between the Company and various subscribers (included as Exhibit 4 to the Form 8-K filed March 15, 2005, and incorporated herein by reference).

14.1	Corporate Code of Ethics (included as Exhibit 14 to From 10-KSB filed March 16, 2004, and incorporated herein by reference).

2.1	Subsidiaries of the registrant (filed September 6, 2013).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Treaty Energy Corporation

Date: September 16, 2013	By:	/s/ Andrew V. Reid
Andrew V. Reid
Chief Executive Officer