Form 10-Q
period 2013-06-30
Treaty Energy Corp
filed 2013-11-08
CIK 1075773

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d   ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________.

Commission file number: 000-28015

TREATY ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	86-0884116
(State or other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

317 Exchange Place New Orleans, LA 70130
(Address of principal executive offices)

(504) 301-4475
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

Yes  ☐ No ☑

The number of shares of the registrant’s common stock outstanding as of November 4, 2013, was 1,251,049,036.

TREATY ENERGY CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TREATY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)

ASSETS

Cash and equivalents	$50,592	$2,235
Accounts receivable	-	7,361
Other receivable	66,565	1,502
Total current assets	117,157	11,098

Oil and gas properties (successful efforts), net	169	84,486
Oil and gas properties (unproved), net	-	-
Oilfield support equipment, net	315,278	685,534
Net Oil and Gas Properties	315,447	770,020

Other property, plant and equipment, net	761,092	836,309
Other Assets	69,038	69,863
Carved out interest, net	-	70,235
TOTAL ASSETS	$1,262,734	$1,757,525

LIABILITIES

Accounts payable and accrued liabilities	$1,357,186	$1,217,757
Accrued expenses to related parties	187,893	74,000
Related party notes payable	77,836	114,628
Notes and accrued interest payable, net of discounts of $77,411 and $111,816, respectively	1,934,556	1,688,779
Derivative Liability	4,019,828	-
Total current liabilities	7,577,299	3,095,164

TREATY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Continued)

	June 30, 2013	December 31, 2012
	(Unaudited)

Deferred revenue	-	504,094
Asset retirement obligation	46,461	225,881
TOTAL LIABILITIES	$7,623,760	$3,825,139

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - par value $0.001, 50 million shares authorized, none issued or outstanding at March 31, 2013 and December 31, 2012	-	-
Common stock – par value $0.001, 1.25 billion shares authorized, 1,251,049,036 and 945,249,192 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,251,049	945,249

Additional paid in capital	21,998,273	17,763,235
Common stock payable	-	1,274,576
Accumulated loss - pre exploration stage	(644,829)	(644,829)
Accumulated loss	(28,654,846)	(21,156,758)
Accumulated other comprehensive income	4,036	8,812
Total stockholders' equity (deficit) attributable to Treaty Energy Corp	(6,046,317)	(1,809,715)
Non-Controlling Interest	(314,709)	(257,899)
Total Stockholder's equity (deficit)	(6,361,026)	(2,067,614)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,262,734	$1,757,525

The accompanying notes are an integral part of these consolidated financial statements

TREATY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Oil and gas revenues	$129,062	$70,103	$4,045	$13,087
Drilling revenues	13,600	-	-	-
Total revenues	142,662	70,103	4,045	13,087

EXPENSES
Lease operating expenses	337,610	158,879	96,687	81,388
Direct drilling costs	171,974	210,477	47,784	136,805
Land lease costs	-	20,000	-	-
Production taxes	4,762	3,740	475	-
General and administrative	3,958,053	1,204,861	495,969	653,045
Depreciation, depletion and amortization	172,899	153,316	56,436	75,050
Accretion of asset retirement obligation	2,381	12,237	948	11,061
Total expenses	4,647,679	1,763,510	698,299	957,349

Operating Loss	(4,505,017)	(1,693,407)	(694,254)	(944,262)

OTHER INCOME AND EXPENSE ITEMS
Interest expense	(325,735)	(94,877)	(134,331)	(51,687)
Gain (Loss) on retirement of debt	(25,607)	(1,377)	(16,094)	(1,377)
Gain (Loss) on Derivative Liability	(2,942,956)		(2,942,956)
Gain (Loss) on sale of assets	244,417	(7,354)	130,576	-
NET LOSS	(7,554,898)	(1,797,015)	(3,657,059)	(997,326)

Less: Comprehensive loss attributable to Non-Controlling Interests	56,810	88,630	45,045	58,243

The accompanying notes are an integral part of these consolidated financial statements

TREATY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(continued)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Less: Comprehensive loss attributable to Non-Controlling Interests	56,810	88,630	45,045	58,243
Net Loss attributable to the Company	(7,498,088)	(1,708,385)	(3,612,014)	(939,083)
Foreign Currency Translation Gain or (Loss)	(4,776)	3,640	(2,162)	3,640
Add: Loss attributable to Non-Controlling Interest	(56,810)	(88,630)	(45,045)	(58,243)
Total Comprehensive Loss	$(7,559,674)	$(1,793,375)	$(3,659,221)	$(993,686)
Weighted average common shares outstanding - basic and diluted	1,160,939,936	738,906,494	1,248,945,855	740,363,920
Loss per share	$(0.01)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements

TREATY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,554,898)	$(1,797,015)
Adjustments to reconcile net loss to net cash
provided by/(used in) operating activities:
Depreciation, depletion and amortization	172,899	153,316
Gain on sale of assets	(244,417)	7,354
Gain on conversion of debt for equity	(84,679)	1,377
Loss on conversion of related party debt to stock	156,200	-
Loss on Derivative Liability	2,942,956	-
Impairment of O & G	38,000	-
Amortization of discount on notes payable	34,900	3,983
Accretion of asset retirement obligation	2,381	12,237
Stock based compensation (shares issued and owed)	2,354,803	-
Shares owed and expensed for default on NP	17,000
Interest imputed on related-party notes	-	17,638
Amortization of deferred revenue	(79,899)	(30,805)
Forgiveness of debt and accrued interest	(45,914)
Changes in operating assets and liabilities:
Accounts receivable	7,361	12,153
Other receivables	(34)	-
Prepaid expenses & other assets	(3,675)	-
Accounts payable & accrued expenses	386,962	181,152
Accounts payable & accrued expenses - Related Party	508,391	-
Cash Call Liability	-	74,200
Net cash provided by / (used in) operating activities	(1,391,663)	(1,364,410)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and gas properties & fixed assets	(9,275)	-
Deposit on equipment lease purchase	-	(28,000)
Purchases of fixed assets	(2,000)	(336,296)
Proceeds from sales of oil and gas interests	29,500	-

The accompanying notes are an integral part of these consolidated financial statements

TREATY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties, net	(56,790)	1,854,051
Proceeds from notes payable	496,008	150,000
Principal payments on notes payable	(1,494)	(295,080)
Bank overdraft	1,861	(1,982)
Proceeds from sale of stock	988,854	26,250
Net cash provided by / (used in) financing activities	1,428,439	1,733,239

Net increase / (decrease) in cash and cash equivalents	55,001	4,533
Foreign Currency translation gain/loss	(6,644)	3,640
Cash and cash equivalents, beginning of period	2,235	14,716
Cash and cash equivalents, end of period	$50,592	$22,889

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$166,257	$26,723
Shares issued for retirement of debt	200,100	5,000
Shares issued to relieve related party notes payable	374,500	-
Shares issued to relieve accounts payable	3,000	-
Shares issued to re-purchase ORRI	38,000	-
Shares issed to relieve stock payable	1,224,931	-
Shares issued by related party on behalf of company for potential acquisition	-	140,000
Related party debt donated to Additional Paid in Capital	-	971,504
Shares issued to purchase equipment	23,788	-
Reclass excess shares issued over cap to derivative liability	10,490	-
Stock payable for conversion of accrued liability	13,000	-
Reclass stock payable to derivative liability	1,066,382	-

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

We incorporated as COI Solutions, Inc. on August 1, 1997 as a Nevada corporation. On May 22, 2003, we acquired all the assets of AEC Inc., formerly known as Alternate Energy Corporation, and changed our name to Alternate Energy Corp. We commenced active business operations on June 1, 2003 and were a development stage company under Codification Topic No. 915 developing alternate renewable energy sources.

The Company merged with Treaty Petroleum, Inc., a Texas Corporation under a transaction commonly referred to as a reverse merger.  With the change in ownership in December 2008, we embarked on a new business plan, focusing on oil and gas production.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Treaty Energy Drilling, C&C Petroleum Management, LLC, and Treaty Belize Energy, Ltd., in which the Company holds an 80% interest.  All significant intercompany transactions have been eliminated.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. There was no material effect on the consolidated financial statements as a result of these reclassifications.

Derivative Liability

The Company accounts for shares sold in excess of the authorized number of shares as a derivative liability.  Fair values for exchange traded securities and derivatives are based on quoted market prices.  Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

There are no recent accounting pronouncements that affect our operations or require disclosure as of the date of this balance sheet.

NOTE 4 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in these consolidated financial statements, we have had continuing negative cash flows from operations and a working capital deficit as of June 30, 2013.  These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

NOTE 5 – OIL AND GAS PROPERTIES

There were no property acquisitions during the three months ended June 30, 2013, however, a 4% ORRI was repurchased during the quarter ended March 31, 2013.  The 1,000,000 shares were valued at $38,000 but were immediately impaired and expensed based on the December 31, 2012, reserve report.

Our geographical proved and unproved properties are as follows:

	06/30/13	12/31/12
Oilfield Support Equipment	$405,167	$846,196
Less: accumulated depreciation	(89,889)	(160,662)
Total	315,278	685,534
Proved developed producing:
Texas	$909,771	$1,049,577
Less: accumulated depletion and impairment	(909,602)	(965,091)
Total	169	84,486

Unproved:
Belize	47,840	48,075
Accumulated Impairment	(47,840)	(48,075)
Total	$-0-	$0

Production of Oil from all fields

We recorded depreciation and depletion expense on oil and gas assets of $55,010 and $86,263 for the six months ended June 30, 2013 and 2012, respectively, based on total production of approximately 1205 and 1,672 barrels.

For the three and six months ended June 30, 2013, we shipped 120.71 and 1,204.71 barrels, and reflect a $-0- net receivable (after royalty and production tax reductions) for shipments made prior to June 30, 2013.

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

On April 19, 2013, the Company sold the Great 8 leases, effectively eliminating the carve-out balance.    As such, no amortization was recognized for the three months ended June 30, 2013.  For the six months ended June 30, 2013 and 2012, amortization of the carve out production was $11,132 and $2,197, respectively.

For the same reason, the deferred revenue was eliminated with the sale of the Great 8 leases.  No deferred revenue was recorded for the three months ended June 30, 2013.  For the six months ended June 30, 2013 and 2012, recognition of the deferred revenue was $79,899 and $30,805, respectively.

Sale of Oil & Gas Properties

During the quarter ended March 31, 2013, the Company returned the property to the lender and was released from further obligations.  The carrying value on the Converse lease was zero and the debt relief and ARO were $258,566 and $166,882 resulting in a gain of $425,448.

During the first quarter of 2013 the Company sold a 5% net revenue interest within the San Juan #3 well located within the Company’s Belize lease for $45,000. The well is currently being drilled and is unproved at the time of this filing. The agreement entails that the Company return the $45,000 to the investor within 60 days if the well is considered to be a dry hole. Based on the uncertainty of the well at this time the $45,000 was accrued within liabilities as of June 30, 2013...

During the first quarter of 2013 the Company transferred the Willingham lease and equipment to the former lender on the property.  The carrying value at the time of the disposition for the related lease and well equipment was $54,741 and the carrying value of the related asset retirement obligation was $1,700. The Company recorded a loss of $53,041 on this disposition.

On April 19, 2013, the Company sold the Great 8 leases for a total of $550,000.  There have been subsequent amendments allowing full payment to be deferred until November 13, 2013.  However, the history of slow or minor payments resulted in our recognizing a bad debt loss against the note of $455,777.  After adjusting for the Carve-out production, various impairments, deferred revenues, asset retirement obligations and the effect of the bad debt loss, the Company is recognizing a net gain of $130,661.  Should further payments be made on the note they will be recognized as a gain.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Other property, plant and equipment consist principally of drilling rigs, and office furniture and equipment.  Historical cost and accumulated depreciation are as follows:

	06/30/13	12/31/12

Drilling rigs and related equipment	$841,647	$835,146
Office equipment	5,165	5,165
Furniture and fixtures	1,049	1,049
Vehicles	211,853	188,521
Equipment	24,598	24,598
Total property, plant and equipment - at cost	1,084,312	1,054,479
Less: accumulated depreciation	(323,220)	(218,170)
Net property, plant and equipment - other	$761,092	$836,309

Assets other than drilling equipment and vehicles generally have estimated useful lives of three years.  Estimated useful life of drilling equipment and vehicles is five years.  Depreciation for the six months ended June 30, 2013 and 2012 was $106,757 and $64,806, respectively.

NOTE 7 – NOTES PAYABLE

As of June 30, 2013 and December 31, 2012 the Company had the following debt principal amounts outstanding:

Note	6/30/2013	12/31/2012
Great 8 Lease note (original)	$-	$211,494
11/14/11 Promissory Note	465,579	120,239
1/30/12 Promissory Note	150,000	150,000
8/12/12 Promissory Note	744,577	746,071
Converse Lease note	-	258,368
11/28/12 Promissory Note	110,000	110,000
12/11/12 Promissory Note	-	37,120
Great 8 Lease note (new lender)	300,000	-
Loan on Belize property	30,245	14,435
Equipment Loan	13,001	13,001
Belize 5% NRI	45,000	-
Accrued Interest/Charges	153,565	139,867
Total Debt Outstanding	2,011,967	1,800,595

Debt Discount	(77,411)	(111,816)

Net Debt Outstanding	$1,934,556	$1,688,779

See footnote 12 for information on notes payable to related parties.

None of our debts outstanding are contractually convertible. All conversions noted below were mutually agreed to between the lender and the Company which resulted in extinguishment accounting with gains or losses recorded based on the differences between the value of the shares issued compared to the debts relieved.

Promissory Note Issued for the Acquisition of the Great 8 lease (principal of $-0- and $211,494 as of June 30, 2013 and December 31, 2012, respectively, and accrued interest of $-0- and $6,461 as of June 30, 2013 and December 31, 2012, respectively)

On May 31, 2011, we issued a promissory note in the amount of $692,539 for the Great 8 leases in Texas, the payment terms of which are: monthly payments including interest and principal with the final payment due on June 1, 2012. This note accrues interest at 5%.  During the quarter ended March 31, 2013, the Company paid off the note and accrued interest in full through borrowing from other lenders who the company is now indebted to for $275,000.  The difference was charged to interest expense. As an additional expense related to the original default on the former note payable, the Company transferred the Willingham lease and equipment to the former lender. The carrying value at the time of the disposition for the related lease and well equipment was $54,741, and the carrying value of the related asset retirement obligation was $1,700. The Company recorded a loss of $53,041 on this disposition.

Promissory Note Issued for Cash Deposit (principal of $ 465,578 and $120,239 as of June 30, 2013 and December 31, 2012, respectively, and accrued interest of $ 22,058068 and $59,057 as of June 30, 2013 and December 31, 2012, respectively

On November 14, 2011, we issued a promissory note in the amount of $150,000 in return for a cash advance. Stated interest on the loan is at 12% with quarterly payments starting June 30, 2012.  On February 26, 2013, an additional loan advance of $400,000 was received.  During the quarter ended June 30, 2013, no principal or interest payments were made.

During the first quarter, we converted some of this debt through issuances of stock.  The conversion of 10,593,313 shares for relief of $62,500 of principal and interest resulted in a loss of $76,065.

Promissory Note Issued for Cash Deposit (principal of $ 150,000 and $150,000 as of June 30, 2013 and December 31, 2012, respectively, and accrued interest of $50,000 and $77,500 as of June 30, 2013 and December 31, 2012, respectively)

On January 30, 2012, we issued a promissory note in the amount of $100,000 in return for a cash advance.  Payments are interest only at 5% per month for one year at which time the principal amount is due and payable.  This note is collateralized with 10,000,000 common shares of the Company. In the event the Company defaults on the note these shares would be owed to the lender. The agreement requires that the Company provide additional collateral if the fair value of the shares decreases below $200,000 while the note is outstanding.  As of June 30, 2013, the collateral exceeded $200,000.  At December 31, 2012, in accordance with the terms of the contract we added $50,000 to the note as a penalty for delinquent payments.  During the quarter ended June 30, 2013, no payments of principal or interest were made.

During the first quarter, we converted some of this debt through issuances of stock.  The conversion of 12,598,360 shares valued at $144,228 for relief of $72,500 of principal and interest, resulted in a loss of $71,278.

Promissory Note Issued for Cash Deposit (principal of $744,577 and $746,071 as of June 30, 2013 and December 31, 2012, respectively, and a discount of $77,411 and $111,816 as of June 30, 2013 and December 31, 2012, respectively)

On August 12, 2012, we issued a promissory note in the amount of $750,000 in return for a cash advance.  Payments are structured to be paid at a rate of 7% of royalties earned on three of the East Texas leases, plus one-half (1/2) of the net income derived from those wells until the note is paid in full.  The note specifies that repayment must be completed within 24 months.

There is no stated interest rate on the note; however, the Company has assigned a 7% royalty interest to the lender that will continue after the note is paid in full.  The Company has recognized the royalty interest as a discount on the note for $137,620 and is amortizing it over a 24 month period.  Amortization of $ 34,900 and $23,983 was recognized for the six months ended June 30, 2013 and June 30, 2012, respectively.  During the six months ended June 30, 2013, $1,494 of principal was repaid on this loan.

Promissory Note Issued for Purchase of property (principal of $-0- and $258,368 as of June 30, 2013 and December 31, 2012, respectively, and accrued interest of $-0- and $198 as of June 30, 2013and December 31, 2012, respectively)

On September 21, 2012, the Company purchased the Converse lease and issued a promissory note in the amount of $328,012.  The note requires two (2) $20,000 payments in October, 2012, and $20,000 per month thereafter.  Interest accrues at a rate of 7%.  As of December 31, 2012, the Company was in default by $2,500 on the December payment.  During the quarter ended March 31, 2013, the Company returned the property to the lender and was released from further obligations.  The carrying value on the Converse lease was zero and the debt relief and ARO were $258,566 and $166,882 resulting in a gain of $425,448.

Promissory Note Issued for Cash Deposit (principal of $ 110,000 and $110,000 as of June 30, 2013 and December 31, 2012, respectively, and accrued interest of $6,618 and $1,009 as of June 30, 2013 and December 31, 2012, respectively)

On November 28, 2012 and December 31, 2012, we received $40,000 and $70,000 from the same lender.  Interest accrues at the rate of 12% per annum.  The terms of this note required payment by February 28, 2013, which the Company did not make.  The note is considered to be in default.

Promissory Note Issued for Cash Deposit (principal of $ -0- and $37,120 as of June 30, 2013 and December 31, 2012, respectively, and accrued interest of $-0- and $-0- as of June 30, 2013 and2013and December 31, 2012, respectively)

On December 11, 2012, we issued a note for a cash advance of $20,000.  The note bears an interest rate of 18%.  Per the terms, payment was due on December 21, 2012, after which, in addition to interest on the outstanding amount, the Company is obligated to issue 100,000 shares per day until it is paid in full.  As of December 31, 2012, we have accrued $100 in interest and $17,110 for the value of the stock that was due on that date.  The stock was priced at the closing price of the stock on each day of accrual.  During January, 2013, a cash payment of $12,500 was made on this note, and on February 19, 2013, $65,100 was converted to 4,650,000 shares valued at $72,700 resulted in a $7,600 loss.  An additional gain of $45,914 was recognized for amounts forgiven by the holder with the extinguishment, resulting in a net gain with settlement of $38,314.

Promissory Note Issued for Cash Deposit (principal of $300,000 and $ -0- as of June 30, 2013 and December 31, 2012, respectively, and accrued interest of $12,362 and $-0- as of June 30, 2013 and December 31, 2012, respectively)

On March 28, 2013, we issued a note for a cash advance of $300,000.  $275,000 of the related proceeds from this note was used to pay off the aforementioned note in default relating to the Great 8 leases. The remaining $25,000 was received in cash. The note is collateralized by the note receivable we have from the sale of the Great 8 leases.  The balance of this note is due on 7/1/13 or when the leases are sold, whichever comes sooner.  As noted above, the leases have been sold; however, payment from the buyer has not been received as of June 30, 2013.

Payable related to 5% NRI in Belize Well ($45,000 and $0 as of June 30, 2013 and December 31, 2012)

During the first quarter of 2013 the Company sold a 5% net revenue interest within the San Juan #3 well located within the Company’s Belize lease for $45,000. The well is currently being drilled and is unproved at the time of this filing. The agreement entails that the Company return the $45,000 to the investor within 60 days if the well is considered to be a dry hole. Based on the uncertainty of the well at this time the $45,000 was accrued within debt as of June 30, 2013.

Equipment Loan ($13,001 as of June 30, 2013 and December 31, 2012)

On May 1, 2012, we purchased wire-line truck for $73,101, and issued a promissory note for $67,101. The purchase was treated as a rent to own agreement and in lieu of interest, rental payments of $9,138 were paid in 2012. As of December 31, 2012 and June 30, 2013 this note was in default.

Borrowing from Princess Entertainment for Belize interest ($30,245 and $14,435 as of June 30, 2013 and December 31, 2012)

During 2012 and 2013, Princess Entertainment, our concession partner in Belize has advanced us operating funds. There is no stated interest rate or terms on these advances. Imputed interest for these advances was considered to be immaterial. The balance is held as a current liability and is considered to be due upon demand.

Promissory Note Issued for Cash Deposit (principal of $10,000 and $ -0- as of June 30, 2013 and December 31, 2012, respectively, and accrued interest of $2,500 and $-0- as of June 30, 2013 and December 31, 2012, respectively)

On April 8, 2013, we issued a note for a cash advance of $10,000.  The terms called for interest of $2,500 and 2,000,000 shares of the Company’s common stock.  At June 30, 2013, we accrued the $2,500 of stated interest and $17,000 of interest attributable to the valuation of the stock.  Terms of the note required payment of principal, interest and issuance of stock within 15 days.  We are currently in default on this note.

NOTE 8 – SHAREHOLDERS’ EQUITY

We are authorized to issue 1.25 Billion shares of our common stock.  At December 31, 2012, we had 945,249,192 shares issued and outstanding.  During the six months ended June 30, 2013, we issued 305,799,844 shares.

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

During the quarter ended March 31, 2013, an additional 4% ORRI in a lease already held by the Company was repurchased. The 1,000,000 shares issued with the acquisition were valued at $38,000 based on the closing price of the stock on the acquisition date, but were immediately impaired and expensed based on the December 31, 2012 reserve report.

During the quarter ended June 30, 2013, the Company issued 12,949,440 shares to relieve stock payable valued at $112,688. No gain or loss was recorded for these issuances as the number of shares issued was consistent with the amounts owed, with 425,000 shares for services.

During the quarter ended June 30, 2013, the Company issued 2,300,000 shares for services. The shares were expensed for the value at the closing stock price on the grant date equal to $25,400.

During the quarter ended June 30, 2013, the Company issued 90,000 shares that were previously granted and accounted for but had not been issued. Since the shares had been properly expensed and recorded to additional paid in capital on the grant the shares were recorded at par value with the issuance.

Stock Payable

On March 6, 2013 the Company and a lender agreed to extinguish $12,500 of amounts owed in accrued interest to 2,500,000 shares. The value of the shares owed according to the closing stock price on the agreement date was $25,000. The loss on debt conversion was $12,500.

During the quarter ended March 31, 2013, the Company received cash payments of $314,654 for 37,016,178 shares owed.

During the quarter ended June 30, 2013, the Company received cash payments of $607,201 for 118,105,173 shares owed.

During the quarter ended June 30, 2013, the Company became in default on a note payable which requires the Company to issue 2,000,000 common shares as a result of the default. The shares were valued upon default based on the closing price of the stock and recorded to common stock payable for $17,000.

During the quarter ended June 30, 2013, the Company agreed to issue 1,774,648 common shares to relieve an accrued payable to a consultant of $13,000. The shares value on the agreement date based on the closing price of the stock was $29,094. The difference between the value of the shares and amount of debt relief was recorded as a loss for $16,094.

During the quarter ended June 30, 2013, the Company agreed to issue 594,718 common shares for equipment. The value of the shares on the agreement date based on the closing price of the stock was $23,788.

At June 30, 2013, the Company had obligations to issue 156,591,277 common shares recorded at $1,066,382.  As the Company had already issued shares in excess of their authorization, the entire balance was reclassed to Derivative Liabilities (See Note 10).

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2013 and December 31, 2012 consist of the following:

	06/30/13	12/31/12
Trade accounts payable	$970,787	$846,784
Royalties payable	48,546	33,120
Liabilities associated with our reverse merger in December, 2008	200,380	200,380
Due to AFEC	120,000	120,000
All-Secure payable	17,473	17,473
Total	$1,357,186	$1,217,757

As of June 30, 2013, the Company owed four related parties a combined liability of $185,714 for cash advances and for accrued consulting fees.

NOTE 10 – DERIVATIVE LIABILITY

On April 15, 2013, the Company issued 1,049,036 shares that exceeded our authorized amount of shares.  To account for this error, we have recorded a Derivative Liability of $26,750 related to these shares.  Fair values for exchange traded securities and derivatives are based on quoted market prices.  Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.  Upon recognition of the derivative liability, the Company reclassed the value initially recorded to additional paid in capital with the issuance for $10,490 related to the 1,049,036 shares to derivative liabilities. In adjusting the related derivative liability to the market price at June 30, 2013, the Company realized a loss of $16,260.

At June 30, 2013, the Company a stock payable obligation recorded of $1,066,019. Until the increase of authorized shares is completed during the fourth quarter of 2013, we have re-classed the stock payable to Derivative Liability as there are not any authorized shares to settle this obligation.  In conformance with Generally Accepted Accounting Principles we have recorded a liability of $3,993,078 and recognized a loss of $2,926,696.  Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

At June 30, 2013, the Company had a total Derivative Liability of $4,019,828 and has recognized a Loss on Derivatives of $2,942,956 during the three and six months then ended.

NOTE 11 – ASSET RETIREMENT OBLIGATION

A reconciliation of the aggregate carrying amount of asset retirement obligations is as follows:
The Company recorded an accretion expense of $948 and $11,061 for the three months ended June 30, 2013 and June 30, 2012, respectively and $2,381 and $12,237 for the six months ended June 30, 2013 and June 30, 2012, respectively.

	March 31,	December 31,
	2013	2012

Balance, beginning of year	$225,881	$130,397
Liabilities assumed on acquired properties	-	75,396
Liabilities settled	(181,800)	(3,271)
Accretion expense	2,381	18,171
Revision of existing liabilities	-	5,188

Balance at End of Period	$46,462	$225,881

NOTE 12 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2013, we had the following transactions with related parties:

●
We accrued $280,000 in compensation costs to our Chairman and CEO and three other related consultants, of which $161,432 was paid to them during the six months ended June 30, 2013.  Balances owed to these related parties were $187,893 and $74,000 at June 30, 2013 and December 31, 2012, respectively.

●
We repaid a net amount of $56,790 from an entity owned by our Chairman and CEO, Andrew Reid during the six months ended June 30, 2013.  We owed that company $27,836 and $64,629 at June 30, 2013 and December 31, 2012.

●
We borrowed $50,000 from our former CFO, George Warren during 2012.  The demand note carries a 10% interest rate.  Balance on this note was $50,000 and $50,000 at June 30, 2013 and December 31, 2012, respectively.  Accrued interest on this note was $2,479 and $-0- at June 30, 2013 and December 31, 2012, respectively.

NOTE 13 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted FASB ASC 820-10 upon inception at April 9, 2010. Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company has derivative liabilities that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

●	Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

●
Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

●	Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of June 30, 2013 and December 31, 2012:

	Fair Value Measurements at June 30, 2013
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	50,592	–	–
Total assets	50,592	–	–
Liabilities
Derivative Liabilities	–	4,019,828	–
Total Liabilities	–	4,019,828	–
	$50,592	$(4,019,828)	$–

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$2,235	$–	$–
Total assets	2,235	–	–
Liabilities
Derivative Liabilities	–	-	–
Total Liabilities	–	-	–
	$2,235	$-	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended June 30, 2013 and 2012.

Level 2 liabilities consist of Derivative Liabilities. These liabilities were adjusted to fair market value as of June 30, 2013.

NOTE 14 – SUBSEQUENT EVENTS

During the third quarter of 2013, Company has acquired a lease assignment on the following leases in the Tuscola, Texas area:

●	Stockton Lease (Well Numbers #1 and #2, Planned #3)
●	Mitchell Lease (Well Numbers #1, #3, #4, Planned #5)

On September 13, 2013, Lee Schlesinger, Jr., resigned as Chief Investment Officer, Executive
Vice-President and Member of the Board of Directors.

On September 16, 2013, George Warren, Jr., resigned as Chief Financial Officer and member of the Board of Directors.

On October 31, 2013, the Company finalized the process to increase the authorized number of shares to 1.95 Billion shares. Beginning immediately, the Company began to issue the shares re-classed to the derivative liability, therefore, during the quarter ended December 31, 2013, the liability will be eliminated.

NOTE 15 – LEGAL PROCEEDINGS

In January, 2013, the Company was advised that legal remedies were being sought by the party involved in the rescission action pertaining to the Belize investment.  The Company disputes that the amount of $120,000 had become past due as the stock to be returned had not been returned at that point.  Aside from the stated amount due for the rescission and described in Note 9, the Company does not believe that any additional liability will be incurred.

On May 23, 2013, a vendor obtained a judgment against the Company for an unpaid invoice, plus court fees and interest of $98,070.  The Company recorded the liability and has established an installment agreement with the vendor

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Three Months Ended June 30, 2013, compared with Three Months Ended June 30, 2012

We had $4,045 and $142,662 in net revenues for the three and six months ended June 30, 2013 from our recent Texas acquisitions versus $13,087 and $70,103 for the same periods in 2012.  The second quarter of 2013 was a transitional period for the Company where low producing leases were sold and negotiations for improved fields was undertaken.

Our lease operating expenses were $96,687 and $337,610 for the three and six months ended June 30, 2013 versus $81,338 and $158,879 for the three and six months ended June 30, 2012 due to increased expenses at our Texas and Belize acquisitions.

Our drilling costs decreased from $136,805 for the three months ended June 30, 2012, to $47,784 for the three months ended June 30, 2013, also due to limited drilling operations.  For the six months ended June 30, 2013, the costs decreased from $210,477 for the same period in 2012 to $171,974.

General and administrative expenses have decreased from $653,045 for the three months ended June 30, 2012 to $495,969 in 2013, mostly resulting from streamlining expenses and tighter management oversight.  For the six months ended June 30, 2013 and June 30, 2012, General and administrative expenses were $3,958,053 and $1,204,861, respectively, primarily due to the recording of consulting fees paid with stock.  Consulting fees paid through the issuance of the Company’s common stock for the three and six months ended June 30, 2013 totaled $25,400 and $2,354,803, respectively.

Our depreciation, depletion and amortization expenses for the three and six months ended June 30, 2013 were $56,436 and  $172,899 as compared to $75,050 and $153,316 for the same periods in 2012,   The disposition of the Great 8 leases resulted in substantially less depletion.

Interest for the three and six months ended June 30, 2013, $134,331 and $325,735 versus $51,687 and $94,877for the same periods in 2012.

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

PLAN OF OPERATION

On-Going Operations Strategy for Q3 and Beyond

The second quarter of 2013 is considered a major business transition period for Treaty Energy Corporation (“The Company”) leading to the implementation of a new operating strategy.

In the Company’s new operating strategy, operations shifted from stripper/marginal oil and gas wells to oil and gas field development. Future Company decisions and operations will be based on the premise of purchasing assignments/leases with proven reserves but few operating wells on them (classified as proven but underdeveloped) with the intent to drill new wells to maximize production. Once production drops significantly, the net revenue interest (NRI), can be sold at a profit without incurring a large operating cost.

The Company sold a majority of its leases to Heritage Oil and Gas in the second quarter of 2013 (as recoded in these financials) to limit future marginal well operations as part of the Company’s new operating strategy in the third quarter (commitment to new drilling operations).

The Company completed two wells on the Mitchell (Mitchell 3 & 4) lease in the second quarter, which has been the crux of the Company’s new operating strategy in the third quarter.1 While oil was collected during this period, sales were not processed until the third quarter leading to a deferment on revenues until the third quarter. Deferment on revenues on the Mitchell lease was a result of division orders not being signed by the Company’s drilling partner on the lease due to continued negotiations after the quarter.

Within the second period, the Company also transferred operator status (P-4) on a majority of its wells from C&C Petroleum Management, LLC. to U.S. Fuels, Inc. of Breckenridge, Texas, as part of a working agreement. The Company maintains its original NRI and W/I on these leases. The operator change allows for the Company to focus on increasing drilling operations without having to focus on day-to-day well maintenance as a further commitment to the guiding operating strategy.

The Company maintains Texas operations through C&C Petroleum Management, LLC. The Company plans to restore TRRC compliance on C&C Petroleum Management, LLC. and may decide to restore drilling and well operations through this subsidiary in the future.

West Texas Operations

Since the completion of the Mitchell wells in the second and third quarters, the total amount of oil sold as of September 2013 sits at 3,895.25 barrels and has net a gross revenue total of $380,484.00. Final post-NRI splits remain unaudited, and will be disclosed in the third quarter financials.  The Mitchell lease is still producing approximately 30-50 barrels of oil per day (BOPD).

 1 The Company received a $400,000 loan through a private investor. The Company has arranged a long term repayment schedule including a 5% overriding royalty on the Mitchell #3 and #4. The details of this loan are deferred to the third quarter financials.

Since the Mitchell project’s success, the Company has developed plans to drill five additional wells in the Tuscola, Texas area. As of November 3, 2013, the Company has drilled and completed the Stockton #2 well and is currently drilling the Stockton #3 well. Both wells are considered off-set wells of the successful Mitchell #4 well. The Company is working on financing to put the wells into production and then pay off drilling expenses through oil sales over a long term carve out production schedule.

In addition to the Stockton Lease project, plans exist to drill a fifth Mitchell well. However, these plans were halted due to Texas Railroad Commission regulations, which have placed the project on an indefinite suspension. The Company is working to acquire the Stockton #2 well on the lease, plug the well, and then re-submit the drilling permit application to fit current regulations. If approved, the Company will place the project back into the drilling pool.

The Company plans to drill three wells on the Kubacak lease which is located approximately 3.5mi from the Mitchell lease. The Company is currently working with the landowner to acquire the lease assignments. These wells will be drilled on the Taylor County Regular oil and gas field and are expected to yield between 30-60 BOPD.

Based on internal Company projections, by the end of the fiscal 2013 year, the Company will have drilled a total of seven new wells in the Tuscola, Texas region. Of those seven, five will maintain NRI interests of 75% and will not have drilling partners attached to them.  Based on current results, Company believes that these wells will provide a stable financial base for the Company’s long term future and will finance future Company projects.

As of November 3, 2013, the Company has acquired (or plans to acquire) a lease assignment on the following leases in the Tuscola, Texas area:

●	Stockton Lease (Well Numbers #12 and #23, Planned #3)
●	Mitchell Lease (Well Numbers #14, #3, #4, Planned #5)
●	Kubacak Lease (Planned Wells Number #1, #2, #3)

The Company also maintains an assignment on the Standard lease. However, after negotiating with the land owner, the land owner has opted to have the wells plugged instead of reworked to utilize the lost area to improve the primary revenue stream of agriculture. Despite owning an NRI and working interest (W/I) on the Standard #2, the Company will not bear any costs to plugging the well(s).5

On the Mitchell lease, the Company along with U.S. Fuels of Breckenridge, Texas reworked and fractured the Mitchell #1 well. The Mitchell #1 well is currently producing between 5-10 BOPD.

East Texas Operations

The company has begun working with a local operator to repair, maintain and develop the Company’s East Texas wells. This agreement will be similar to that of U.S. Fuels in West Texas, with the exception that U.S. Fuels will still be the operator of these leases.

In East Texas, the Company still maintains and owns interests on the following leases:

2 A cash purchase of $75,000 was made to acquire the Stockton #1 and its existing production infrastructure.

3 The Company acquired the Stockton #2 and #3 for $25,000. This debt remains unpaid, but is acknowledged by both parties and will be recorded in the third quarter financials under accounts payable.

4 The Company received a 38.5% NRI and 50% W/I on the Mitchell #1 in exchange for a Lone Star 114 Pump Jack and for 50% of the work over costs on the fracture job on the well.

5 U.S. Fuels, Inc. of Breckenridge, Texas, the operator of the Standard lease, is under the obligation to pay for the plugging of these wells. The assignment’s conditions stipulated that the W/I and NRI would only apply once the rework occurred.

●	Madeley (Currently Non-Producing)
●	Hill (Producing)
●	Lakeshore (Producing)

The Lakeshore well is currently producing at approximately 3-5 BPD. The Company plans to rework the Madeley lease to restore them to producing status. The Madeley “F” well was a high producer before the well became unexpectedly became damaged. By repairing the well, the Company hopes to return some production (estimated 30-50 BPD). The Hill lease was repaired in late October and is now producing approximately 100mcf (~$300.00 per day) for the Company.

The successful farm out model that the Company has been utilizing in West Texas will be applied to East Texas in the near future once a suitable infrastructure has been put into place there.

Belize Operations

The Company reached a total depth of 3405ft. on San Juan #3 in the Coban formation. This formation has two significant drilling breaks. The first, and more promising break, occurs at 3300ft. The second is at 3,355ft. Both fractures resulted in the loss of drilling circulation and absorbed or removed significant quantities of drilling fluid/mud.

The second break, or fracture, is considered a significant water drive. The second fracture was particularly problematic to completion operations. Within the third quarter, the well underwent several attempts to seal and plug the second fracture. However, during final completion attempts a packer became dislodged at approximately 1,050ft. before a rig hand error rested the packer inadvertently. There have been several attempts made so far at removing the packer, all of which have failed to remove the packer. The Company is continuing to attempt to remove the packer as of this document’s release.

Should the Company be able to successfully remove the packer, the Company will reattempt perforation at 3,300ft with a 10ft. perforation gun and will be spotted with acid to break back into the fracture that was initially filled with drilling fluid. The Company will then swab the well and proceed with the completion process. At this time, the Company, along with the Government of Belize will make an official determination on the well’s status.

For official documentation, drilling on the well ended in the second quarter of 2013. However, as well operations are still on-going at the time of this document’s release, and the wells status is classified by the government of Belize as incomplete or ‘N/A.’

FINANCING

The Company has made arrangements for private lending on many of the projects currently in progress.  As we progress we expect to require additional funds for the purchase of additional equipment, leases, and operations. The Company may, and likely will, increase the number of authorized shares (A/S) to fund additional projects. By raising funds through A/S increases, the Company will not have to seek external financing, maximizing project ROI potential.

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

Our annual report on Form 10-K as of December 31, 2012 reported the following material weaknesses:

1.
As of December 31, 2012, we did not maintain effective controls over the control environment.  Specifically we have not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute e a material weakness.

2.
As of December 31, 2012, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.   Accordingly, management has determined that this control deficiency constitutes a material weakness.

Management has been addressing these weaknesses during the three months ended June 30, 2013; however, believe that the material weakness assessment is unchanged.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In January, 2013, the Company was advised that legal remedies were being sought by the party involved in the rescission action pertaining to the Belize investment.  The Company disputes that the amount of $120,000 had become past due as the stock to be returned had not been returned at that point.  Aside from the stated amount due for the rescission and described in Note 14, the Company does not believe that any additional liability will be incurred.

On May 23, 2013, a vendor obtained a judgment against the Company for an unpaid invoice, plus court fees and interest of $98,070.  The Company accrued the liability and has established an installment agreement with the vendor.

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

ITEM 4 – MINE SAFETY DISCLOSURES

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

Treaty Energy Corporation

Date: November 8, 2013	By:	By: /s/ Andrew V. Reid
Andrew V. Reid
Chief Executive Officer