Form 10-Q
period 2013-09-30
Treaty Energy Corp
filed 2014-01-22
CIK 1075773

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d   ) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

Yes  ☐ No ☑

The number of shares of the registrant’s common stock outstanding as of January 16, 2014, was 1,879,770,280.

TREATY ENERGY CORPORATION
FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

TREATY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2013 (Unaudited)	December 31, 2012

ASSETS

Cash and equivalents	$746	$2,235
Accounts receivable	3,387	7,361
Other receivable	5,100	1,502
Total current assets	9,233	11,098

Oil and gas properties (successful efforts), net	150,659	84,486
Oil and gas properties (unproved), net	-	-
Oilfield support equipment, net	301,661	685,534
Net Oil and Gas Properties	452,320	770,020

Other property, plant and equipment, net	708,114	836,309
Other Assets	69,038	69,863
Carved out interest, net	-	70,235
TOTAL ASSETS	$1,238,705	$1,757,525

LIABILITIES

Accounts payable and accrued liabilities	$1,521,876	$1,217,757
Accrued expenses to related parties	130,414	74,000
Related party notes payable	76,464	114,628
Notes and accrued interest payable, net of discounts of $60,209 and $111,816, respectively	2,045,047	1,688,779
Derivative liability	3,107,028	-
Total current liabilities	6,880,829	3,095,164

TREATY ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(Continued)

	September 30, 2013 (Unaudited)	December 31, 2012
Deferred revenue	-	504,094
Asset retirement obligation	89,016	225,881
TOTAL LIABILITIES	$6,969,845	$3,825,139

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock - par value $0.001, 50 million shares authorized, 28,500 and -0- issued or outstanding at September 30, 2013 and December 31, 2012	29	-
Common stock – par value $0.001, 1.25 billion shares authorized, 1,251,049,036 and 945,249,192 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,251,049	945,249
Additional paid in capital	22,601,020	17,763,235
Common stock payable	-	1,274,576
Accumulated loss - pre exploration stage	(644,829)	(644,829)
Accumulated loss	(28,622,959)	(21,156,758)
Accumulated other comprehensive income	4,741	8,812
Total stockholders' equity (deficit) attributable to Treaty Energy Corp		(1,809,715)
	(5,410,949)
Non-Controlling Interest	(320,191)	(257,899)
Total Stockholder's equity (deficit)	(5,731,140)	(2,067,614)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,238,705	$1,757,525

The accompanying notes are an integral part of these consolidated financial statements

TREATY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013 (Unaudited)	2012 (Unaudited)	2013 (Unaudited)	2012 (Unaudited)

REVENUES
Oil and gas revenues	$208,384	$145,770	$79,322	$75,667
Drilling revenues	13,600	-	-	-
Total revenues	221,984	145,770	79,322	75,667

EXPENSES
Lease operating expenses	835,138	699,671	325,554	310,315
Production taxes	12,826	3,740	8,064	-
General and administrative	4,393,226	5,885,492	435,173	4,680,631
Impairment expense	615,500	-	615,500	-
Depreciation, depletion and amortization	240,445	287,048	67,546	133,732
Accretion of asset retirement obligation	3,395	18,339	1,014	6,102
Total expenses	6,100,530	6,894,290	1,452,851	5,130,780

Operating Loss	(5,878,546)	(6,748,520)	(1,373,529)	(5,055,113)

OTHER INCOME AND EXPENSE ITEMS
Interest expense	(412,605)	(136,384)	(86,870)	(41,507)
Gain (Loss) on retirement of debt	(27,401)	(862,212)	(1,794)	(860,835)
Gain (Loss) on Derivative Liability	(1,190,586)	-	1,752,370	-
Gain (Loss) on settlement of stock payable	(324,772)	-	(324,772)	-
Gain (Loss) on sale of assets	305,417	(272,517)	61,000	(265,163)
NET PROFIT (LOSS)	(7,528,493)	(8,019,633)	26,405	(6,222,618)

Less: Comprehensive loss attributable to Non-Controlling Interests	62,292	190,411	5,482	101,781
Net Loss attributable to the Company	(7,466,201)	(7,829,222)	31,887	(6,120,837)
Foreign Currency Translation Gain or (Loss)	(3,860)	6,587	916	2,947
Add: Loss attributable to Non-Controlling Interest	(62,292)	(190,411)	(5,482)	(101,781)
Total Comprehensive Loss	$(7,532,353)	$(8,013,046)	$27,321	$(6,219,671)
Weighted average common shares outstanding - basic and diluted	1,189,515,026	764,129,590	1,245,911,451	814,027,452
Loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements

TREATY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,528,493)	$(8,019,633)
Adjustments to reconcile net loss to net cash
provided by/(used in) operating activities:
Depreciation, depletion and amortization	243,692	287,048
(Gain) Loss on sale of assets	(580,483)	272,517
(Gain) Loss on conversion of liabilities for equity	173,887	862,212
Loss on shares issued to settle stock payable/derivative	324,772	-
Loss on conversion of related party debt to stock	156,200	-
Loss on Derivative Liability	1,190,586	-
Impairment of O & G	653,500	-
Amortization of discount on notes payable	51,607	9,633
Accretion of asset retirement obligation	3,395	18,339
Stock based compensation (shares issued and owed)	2,546,203	4,217,770
Shares issued for settlement	257,794	-
Shares owed and expensed for default on NP	17,000	-
Interest imputed on related-party notes	5,324	27,712
Amortization of deferred revenue	(79,899)	(35,735)
Forgiveness of debt and accrued interest	(45,914)	-
Bad Debt expense	16,500	-
Changes in operating assets and liabilities:
Accounts receivable	3,974	(8,206)
Other receivables	1,417	-
Prepaid expenses & other assets	(3,675)	-
Accounts payable & accrued expenses	602,543	89,144
Accounts payable & accrued expenses - Related Party	588,212	-

Net cash provided by / (used in) operating activities	(1,401,858)	(2,279,199)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of oil and gas properties & fixed assets	(434,926)	(516,793)
Purchases of fixed assets	(2,000)	(498,197)
Proceeds from sales of oil and gas interests	150,214	60,000

The accompanying notes are an integral part of these consolidated financial statements

TREATY ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Net cash provided by / (used in) investing activities	(286,712)	(954,990)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties, net	(185,462)	1,833,625
Proceeds from notes payable	550,008	908,000
Principal payments on notes payable	(17,994)	(506,469)
Bank overdraft	4,986	(1,982)
Proceeds from sale of stock	1,343,772	994,493
Net cash provided by / (used in) financing activities	1,695,310	3,227,667

Net increase / (decrease) in cash and cash equivalents	6,740	(6,522)
Foreign Currency translation gain/loss	(8,229)	6,586
Cash and cash equivalents, beginning of period	2,235	14,716
Cash and cash equivalents, end of period	$746	$14,780

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$166,257	$-
Shares issued for retirement of debt	200,100	1,042,801
Shares issued to relieve related party notes payable	384,500	-
Shares issued to relieve accounts payable	3,000	-
Shares issued to re-purchase ORRI	336,500	-
Shares issed to relieve stock payable	1,224,931	-
Shares issued by related party on behalf of company for potential acquisition
	-	140,000
Related party debt donated to Additional Paid in Capital	-	-
Shares issued to purchase equipment	23,788	1,228,414
Reclass excess shares issued over cap to derivative liability	10,490	-
Stock payable for conversion of accrued liability	13,000	-
Reclass stock payable to derivative liability	2,106,631	-
Acquisition of oil & gas properties with debt		328,012
Preferred shares converted to common shares		60,000
Assumption of asset retirement obligation acquisition of oil and gas properties	47,391	76,707

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

We incorporated as COI Solutions, Inc. on August 1, 1997 as a Nevada corporation. On May 22, 2003, we acquired all the assets of AEC Inc., formerly known as Alternate Energy Corporation, and changed our name to Alternate Energy Corp. We commenced active business operations on September 1, 2003 and were a development stage company under Codification Topic No. 915 developing alternate renewable energy sources.

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

NOTE 4 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that Treaty will continue as a going concern. As shown in these consolidated financial statements, we have had continuing negative cash flows from operations and a working capital deficit as of September 30, 2013.  These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.  Management intends to finance these deficits by making additional shareholder notes and seeking additional outside financing through either debt or sales of its common stock.

NOTE 5 – OIL AND GAS PROPERTIES

There were no property acquisitions during the three months ended September 30, 2013, however, a 4% ORRI was repurchased during the quarter ended March 31, 2013, and 0.5% and 1.3% ORRI interests were re-acquired during the quarter ended September 30, 2013.  The 4% ORRI was purchased with 1,000,000 shares valued at $38,000 but were immediately impaired and expensed based on the December 31, 2012, reserve report.  During the three months ended September 30, 2013, a ½ (one-half) % ORRI interest was purchased for 7,500,000 shares of common stock.  The value of the shares paid was $199,500 on the acquisition date.  During the three months ended September 30, 2013, a 1.3% ORRI interest was purchased for 11,000,000 shares of common stock and $17,000 cash.  The value of the shares paid was $99,000.  These ORRI’s had no fair market value at September 30, 2013, and were fully impaired as of September 30, 2013 for $315,500.

During the three months ended March 31, 2013, we acquired assignments of the Mitchell #3 and #4 wells for a cash investment of $300,000.  It was immediately impaired for the full amount of the cost.

Also during the quarter ended  September 30, 2013, we purchased an assignment of Working and Net Revenue interest in the Stockton lease for $50,000.  An additional $58,651 of drilling costs have been capitalized since the acquisition.

In addition to the $300,000 impairment expense on the Mitchell leases, we have impaired another $315,500 of costs associated with those wells and for the ORRI interests repurchased for lease properties that were disposed of.

Our geographical proved and unproved properties are as follows:

	09/30/13	12/31/12
Oilfield Support Equipment	$406,318	$846,196
Less: accumulated depreciation	(104,657)	(160,662)
Total	301,661	685,534
Proved developed producing:
Texas	$1,167,361	$1,049,577
Less: accumulated depletion and impairment	(1,016,702)	(965,091)
Total	150,659	84,486

Unproved:
Belize	41,161	48,075
Accumulated Impairment	(41,161)	(48,075)
Total	$-0-	$0

Production of Oil from all fields

We recorded depreciation and depletion expense on oil and gas assets of $76,788 and $178,955 for the nine months ended September 30, 2013 and 2012, respectively, with total production of approximately 3,068 and 2,948 barrels.

For the three and nine months ended September 30, 2013, we shipped 1,862.92 and 3,067.63 barrels, and reflect a $3,387 net receivable (after royalty and production tax reductions) for shipments made prior to September 30, 2013.

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

On April 19, 2013, the Company sold the Great 8 leases, effectively eliminating the carve-out balance.    As such, no amortization was recognized for the three months ended September 30, 2013.  For the six months ended September 30, 2013 and 2012, amortization of the carve out production was $11,132 and $2,197, respectively.

For the same reason, the deferred revenue was eliminated with the sale of the Great 8 leases.  No deferred revenue was recorded for the three months ended September 30, 2013.  For the nine months ended September 30, 2013 and 2012, amortization of the deferred revenue was $79,899 and $30,805, respectively.

Sale of Oil & Gas Properties

During the quarter ended March 31, 2013, the Company returned the property to the lender and was released from further obligations.  The carrying value on the Converse lease was zero and the debt relief and ARO were $258,566 and $166,882 resulting in a gain of $425,448.

During the first quarter of 2013 the Company sold a 5% net revenue interest within the San Juan #3 well located within the Company’s Belize lease for $45,000. The well is currently being drilled and is unproved at the time of this filing. The agreement entails that the Company return the $45,000 to the investor within 60 days if the well is considered to be a dry hole. Based on the uncertainty of the well at this time the $45,000 was accrued within liabilities as of September 30, 2013.

During the first quarter of 2013 the Company transferred the Willingham lease and equipment to the former lender on the property.  The carrying value at the time of the disposition for the related lease and well equipment was $54,741 and the carrying value of the related asset retirement obligation was $1,700. The Company recorded a loss of $53,041 on this disposition.

On April 19, 2013, the Company sold the Great 8 leases for a total of $550,000.  There have been subsequent amendments allowing full payment to be deferred until November 13, 2013.  However, the history of slow or minor payments resulted in our recognizing a bad debt loss against the note of $472,277.  After adjusting for the Carve-out production, various impairments, deferred revenues, asset retirement obligations and the effect of the bad debt loss, the Company is recognizing a net gain of $114,161.  Should further payments be made on the note they will be recognized as a gain.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Other property, plant and equipment consist principally of drilling rigs, and office furniture and equipment.  Historical cost and accumulated depreciation are as follows:

	09/30/13	12/31/12

Drilling rigs and related equipment	$841,646	$835,146
Office equipment	5,165	5,165
Furniture and fixtures	1,049	1,049
Vehicles	212,140	188,521
Equipment	24,598	24,598
Total property, plant and equipment - at cost	1,084,598	1,054,479

Less: accumulated depreciation	(376,484)	(218,170)
Net property, plant and equipment - other	$708,114	$836,309

Assets other than drilling equipment and vehicles generally have estimated useful lives of three years.  Estimated useful life of drilling equipment and vehicles is five years.  Depreciation for the nine months ended September 30, 2013 and 2012 was $163,657 and $64,806, respectively.

NOTE 7 – NOTES PAYABLE

As of September 30, 2013 and December 31, 2012 the Company had the following debt principal amounts outstanding:

Note	9/30/2013	12/31/2012
Great 8 Lease note (original)	$-	$211,494
11/14/11 Promissory Note	457,739	120,239
1/30/12 Promissory Note	150,000	150,000
8/12/12 Promissory Note	744,577	746,071
Penalty on Promissory Note	50,000	-
Converse Lease note	-	258,368
11/28/12 Promissory Note	110,000	110,000
12/11/12 Promissory Note	-	37,120
Great 8 Lease note (new lender)	300,000	-
Loan on Belize property	28,907	14,435
Equipment Loan	13,001	13,001
Belize 5% NRI	44,457	-
04/08/13 Promissory Note	10,000	-
08/26/13 Promissory Note	37,500	-
Accrued Interest/Charges	159,075	139,867
Total Debt Outstanding	2,105,256	1,800,595

Debt Discount	(60,209)	(111,816)

Net Debt Outstanding	$2,045,047	$1,688,779

See footnote 12 for information on notes payable to related parties.

None of our debts outstanding are contractually convertible. All conversions noted below were mutually agreed to between the lender and the Company which resulted in extinguishment accounting with gains or losses recorded based on the differences between the value of the shares issued compared to the debts relieved.

Promissory Note Issued for the Acquisition of the Great 8 lease (principal of $-0- and $211,494 as of September 30, 2013 and December 31, 2012, respectively, and accrued interest of $-0- and $6,461 as of September 30, 2013 and December 31, 2012, respectively)

On May 31, 2011, we issued a promissory note in the amount of $692,539 for the Great 8 leases in Texas, the payment terms of which are: monthly payments including interest and principal with the final payment due on September 1, 2012. This note accrues interest at 5%.  During the quarter ended March 31, 2013, the Company paid off the note and accrued interest in full through borrowing from other lenders who the company is now indebted to for $275,000.  The difference was charged to interest expense. As an additional expense related to the original default on the former note payable, the Company transferred the Willingham lease and equipment to the former lender. The carrying value at the time of the disposition for the related lease and well equipment was $54,741, and the carrying value of the related asset retirement obligation was $1,700. The Company recorded a loss of $53,041 on this disposition.

Promissory Note Issued for Cash Deposit (principal of $457,739 and $120,239 as of September 30, 2013 and December 31, 2012, respectively, and accrued interest of $43,980 and $59,057 as of September 30, 2013 and December 31, 2012, respectively

On November 14, 2011, we issued a promissory note in the amount of $150,000 in return for a cash advance. Stated interest on the loan is at 12% with quarterly payments starting September 30, 2012.  On February 26, 2013, an additional loan advance of $400,000 was received.  Terms of the note included quarterly principal and interest payments.  The Company is currently in default on these notes, but have been working with the lender to rectify the outstanding issue.  During the quarter ended September 30, 2013, no principal or interest payments were made.

During the first quarter, we converted some of this debt through issuances of stock.  The conversion of 10,593,313 shares for relief of $62,500 of principal and interest resulted in a loss of $76,065.

Promissory Note Issued for Cash Deposit (principal of $ 150,000 and $150,000 as of September 30, 2013 and December 31, 2012, respectively, and accrued interest of $72,500 and $77,500 as of September 30, 2013 and December 31, 2012, respectively)

On January 30, 2012, we issued a promissory note in the amount of $100,000 in return for a cash advance.  Payments are interest only at 5% per month for one year at which time the principal amount is due and payable.  This note is collateralized with 10,000,000 common shares of the Company. In the event the Company defaults on the note these shares would be owed to the lender. The agreement requires that the Company provide additional collateral if the fair value of the shares decreases below $200,000 while the note is outstanding.  As of September 30, 2013, the collateral exceeded $200,000.  At December 31, 2012, in accordance with the terms of the contract we added $50,000 to the note as a penalty for delinquent payments.  During the quarter ended September 30, 2013, no payments of principal or interest were made and  the note is in technical default, though we have been in negotiations with the lender to satisfy the debt balance.

During the first quarter, we converted some of this debt through issuances of stock.  The conversion of 12,598,360 shares valued at $144,228 for relief of $72,500 of principal and interest, resulted in a loss of $71,278.

Promissory Note Issued for Cash Deposit (principal of $744,577 and $746,071 as of September 30, 2013 and December 31, 2012, respectively, and a discount of $60,209 and $111,816 as of September 30, 2013 and December 31, 2012, respectively)

On August 12, 2012, we issued a promissory note in the amount of $750,000 in return for a cash advance.  Payments are structured to be paid at a rate of 7% of royalties earned on three of the East Texas leases, plus one-half (1/2) of the net income derived from those wells until the note is paid in full.  The note specifies that repayment must be completed within 24 months.

There is no stated interest rate on the note; however, the Company has assigned a 7% royalty interest to the lender that will continue after the note is paid in full.  The Company has recognized the royalty interest as a discount on the note for $137,620 and is amortizing it over a 24 month period.  Amortization of $ 51,607 and $23,983 was recognized for the nine months ended September 30, 2013 and September 30, 2012, respectively.  During the nine months ended September 30, 2013, $1,494 of principal has been repaid on this loan.

Promissory Note Issued for Purchase of property (principal of $-0- and $258,368 as of September 30, 2013 and December 31, 2012, respectively, and accrued interest of $-0- and $198 as of September 30, 2013and December 31, 2012, respectively)

On September 21, 2012, the Company purchased the Converse lease and issued a promissory note in the amount of $328,012.  The note requires two (2) $20,000 payments in October, 2012, and $20,000 per month thereafter.  Interest accrues at a rate of 7%.  As of December 31, 2012, the Company was in default by $2,500 on the December payment.  During the quarter ended March 31, 2013, the Company returned the property to the lender and was released from further obligations.  The carrying value on the Converse lease was zero and the debt relief and ARO were $258,566 and $166,882 resulting in a gain of $425,448.

Promissory Note Issued for Cash Deposit (principal of $ 110,000 and $110,000 as of September 30, 2013 and December 31, 2012, respectively, and accrued interest of $10,954 and $1,009 as of September 30, 2013 and December 31, 2012, respectively)

On November 28, 2012 and December 31, 2012, we received $40,000 and $70,000 from the same lender.  Interest accrues at the rate of 12% per annum.  The terms of this note required payment by February 28, 2013, which the Company did not make.  The note is considered to be in default.

Promissory Note Issued for Cash Deposit (principal of $ -0- and $37,120 as of September 30, 2013 and December 31, 2012, respectively, and accrued interest of $-0- and $-0- as of September 30, 2013 and2013and December 31, 2012, respectively)

On December 11, 2012, we issued a note for a cash advance of $20,000.  The note bears an interest rate of 18%.  Per the terms, payment was due on December 21, 2012, after which, in addition to interest on the outstanding amount, the Company is obligated to issue 100,000 shares per day until it is paid in full.  As of December 31, 2012, we have accrued $100 in interest and $17,110 for the value of the stock that was due on that date.  The stock was priced at the closing price of the stock on each day of accrual.  During January, 2013, a cash payment of $12,500 was made on this note, and on February 19, 2013, $65,100 was converted to 4,650,000 shares valued at $72,700 resulted in a $7,600 loss.  An additional gain of $45,914 was recognized for amounts forgiven by the holder with the extinguishment, resulting in a net gain with settlement of $38,314.

Promissory Note Issued for Cash Deposit (principal of $300,000 and $ -0- as of September 30, 2013 and December 31, 2012, respectively, and accrued interest of $24,461 and $-0- as of September 30, 2013 and December 31, 2012, respectively)

On March 28, 2013, we issued a note for a cash advance of $300,000.  $275,000 of the related proceeds from this note was used to pay off the aforementioned note in default relating to the Great 8 leases. The remaining $25,000 was received in cash. The note is collateralized by the note receivable we have from the sale of the Great 8 leases.  The balance of this note is due on 7/1/13 or when the leases are sold, whichever comes sooner.  As noted above, the leases have been sold; however, full payment from the buyer has not been received as of September 30, 2013; therefore this note was considered to be in default.

Payable related to 5% NRI in Belize Well ($45,000 and $0 as of September 30, 2013 and December 31, 2012)

During the first quarter of 2013 the Company sold a 5% net revenue interest within the San Juan #3 well located within the Company’s Belize lease for $45,000. The well is currently being drilled and is unproved at the time of this filing. The agreement entails that the Company return the $45,000 to the investor within 60 days if the well is considered to be a dry hole. Based on the uncertainty of the well at this time the $45,000 was accrued within debt as of September 30, 2013.

Equipment Loan ($13,001 as of September 30, 2013 and December 31, 2012)

On May 1, 2012, we purchased wire-line truck for $73,101, and issued a promissory note for $67,101. The purchase was treated as a rent to own agreement and in lieu of interest, rental payments of $9,138 were paid in 2012. As of December 31, 2012 and September 30, 2013 this note was in default.

Borrowing from Princess Entertainment for Belize interest ($28,907 and $14,435 as of September 30, 2013 and December 31, 2012)

During 2012 and 2013, Princess Entertainment, our concession partner in Belize has advanced us operating funds. There is no stated interest rate or terms on these advances. Imputed interest for these advances was considered to be immaterial. The balance is held as a current liability and is considered to be due upon demand.

Promissory Note Issued for Cash Deposit (principal of $10,000 and $ -0- as of September 30, 2013 and December 31, 2012, respectively, and accrued interest of $2,500 and $-0- as of September 30, 2013 and December 31, 2012, respectively)

On April 8, 2013, we issued a note for a cash advance of $10,000.  The terms called for interest of $2,500 and 2,000,000 shares of the Company’s common stock.  At September 30, 2013, we accrued the $2,500 of stated interest and $17,000 of interest attributable to the valuation of the stock.  Terms of the note required payment of principal, interest and issuance of stock within 15 days.  We are currently in default on this note.

Promissory Note Issued for Cash Deposit (principal of $37,500 and $ -0- as of September 30, 2013 and December 31, 2012, respectively, and accrued interest of $941 and $-0- as of September 30, 2013 and December 31, 2012, respectively)

On August 26, 2013, we issued a note for a cash advance of $37,500.  The note is to be repaid within six months with an interest payment of $5,000.  As of September 30, 2013, the Company accrued interest of $941.

During the quarter ended September 30, 2013, we factored oil sales for a cash advance of $16,500 with an investor. The amount was repaid through August production from Mitchell #3 and #4 oil production and included a financing fee of $984.

NOTE 8 – SHAREHOLDERS’ EQUITY

We are authorized to issue 1.25 Billion shares of our common stock.  At December 31, 2012, we had 945,249,192 shares issued and outstanding.  During the nine months ended September 30, 2013, we issued 305,799,844 shares.

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

Preferred Stock

On July 19, 2013, the Company contracted with an investor to issue 22,500 shares of Class A, Series F preferred stock for the return of 15,000,000 shares of free trading common stock of the Company.  The free-trading stocks obtained in this stock swap have been issued as follows:

                                  8,055,556 shares to individuals that paid cash to the Company of $65,918
                                  5,500,000 shares to a consultant under a Contract dated 10/19/12 and valued at $109,450
                                     500,000 shares to reduce accrued fees to related party valued at $9,950
                                     944,444 shares for the balance of an ORRI purchase

Of the above amount, 876,885 shares were issued in excess of the number of shares  owed which were recored as a loss for $12,452 based on the closing stock price on the transaction date.  Additionally, the related stock payables prior to the settlement were re-classed to derivative liabilities and marked to market on the settlement date.  The 15,000,000 shares issued were relieved from treasury for $513,000 and the stock payable relieved  was valued at $200,679  resulting in a loss of $312,321 with the issuance.

On September 9, 2013, the Company approved the issuance of 5,000 shares of its Class A, Series G preferred stock to a consultant for performance on a drilling contract initiated in October, 2012.  The stock was valued based the convertible value of the common stock of $60,000.

Also, on September 9, 2013, the Company approved the issuance of 1,000 shares of its Class A, Series G preferred stock for legal services provided pertaining to the drilling contracts.  The stock was valued based the convertible value of the common stock of $12,000.

Class A, Series F & G Preferred Stock have the same terms as follows:
a.	The Par Value of each share of Class A, Series G Preferred Stock is $0.001.
b.	Each holder of Class A, Series G Preferred Stock shall have the right to One thousand (1000) votes per share, for each share owned on any matter put forth for a vote to shareholders.
c.
Each holder of Class A, Series G Preferred Stock may, at the election of the Board of the Company or the holder, be required to convert its shares of Class A Series G Preferred Stock into shares of the Corporation’s common stock at rate of one thousand (1000) shares of common stock for each share of Class A Series G Preferred Stock; provided, however, a holder’s ability to convert of Class A, Series G Preferred Stock into common stock is expressly upon the Corporation having sufficient authorized but unissued shares of stock to fulfill such request. The Corporation shall have no obligation to shares of common stock upon a purported conversion to a holder of Class An Series G Preferred Stock should the Corporation have insufficient shares authorized but unissued shares of common stock to fulfill such request, and such conversion request shall be deemed null and void to the of such insufficiency.

d.
Upon the dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, the holders of Class A, Series G Preferred Stock shall participate in the payment or distribution made on the Company’s common as if such shares of Class A, Series G Preferred Stock had been converted shares of common stock.

e.
Each holder of Class A, Series G Preferred Stock shall be entitled to participate in any dividends declared by the Corporation’s Board as if such shares of Class A, Series G Preferred Stock had been converted into shares of common stock, any such declared dividend to subtract from any already accrued dividend.

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

During the quarter ended September 30, 2013, the Company agreed to issue 7,500,000 to an individual for the purchase of a ½ % ORRI interest.  Based on the market value of the stock, the purchase was recorded at $199,500.

During the quarter ended September 30, 2013, the Company received cash payments of $354,918 for 71,909,291 shares of its common stock.

During the quarter ended September 30, 2013, the Company settled with TNC Energy for the purchase and drilling of Mitchell #3 and #4 for 10,000,000 shares of common stock valued at $239,000.

During the quarter ended September 30, 2013, the Company reduced its debt by $10,000 to Rampant Leon Financial Corporation , a related party, for 1,488,095 shares of common stock valued at $10,000.

During the quarter ended September 30, 2013, the Company agreed to provide 11,000,000 shares valued at $99,000 for the re-purchase of a 1.3% ORRI interest.

During the quarter ended September 30, 2013, the Company issued 6,000,000 to outside consultants valued at $119,400 for services rendered.

During the quarter ended September 30, 2013, the Company agreed to provide 944,444 shares valued at $18,794 to settle amounts owed for an ORRI purchase.

At September 30, 2013, the Company had obligations to issue 229,683,108 common shares recorded at $1,540,538.  As the Company had already issued shares in excess of their authorization, the entire balance was re-classed to Derivative Liabilities (See Note 10).

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2013 and December 31, 2012 consist of the following:

	9/30/2013	12/31/2012
Trade accounts payable	$1,013,963	$846,784
Royalties payable	71,861	33,120
Liabilities associated with our reverse merger	200,380	200,380
Accrued expenses	93,213	-
Due to AFEC	120,000	120,000
All Secure payable	17,473	17,473
Bank overdraft	4,986	-

Total	1,521,876	1,217,757

As of September 30, 2013, the Company owed three related parties a combined liability of $130,414 for cash advances and for accrued consulting fees.

NOTE 10 – DERIVATIVE LIABILITY

On April 15, 2013, the Company issued 1,049,036 shares that exceeded our authorized amount of shares.  To account for this error, we initially recorded a Derivative Liability of $10,490 related to these shares.  Fair values for exchange traded securities and derivatives are based on quoted market prices.  Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.  Upon recognition of the derivative liability, the Company reclassed the value initially recorded to additional paid in capital with the issuance for $10,490 related to the 1,049,036 shares to derivative liabilities. In adjusting the related derivative liability to the market price at September 30, 2013, the Company realized a loss of $1,994.   As of September 30, 2013, the derivative value of the shares was $12,484.

At April 15, 2013, the Company had a stock payable obligation of $1,066,019.  Until the increase of authorized shares is completed during the fourth quarter of 2013, we have re-classed the stock payable to Derivative Liability as there are not any authorized shares to settle this obligation.  In conformance with Generally Accepted Accounting Principles we have recorded a liability of $3,094,544, recognizing a loss of $1,188,592 for the nine months ended September 30, 2013.  Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment, and estimates.

During the quarter ended September 30, 2013 the Company issued 15,000,000 common shares from treasury stock with a value of $513,000. These shares were issued to settle stock payable recorded within the derivative liabilities. The derivative liabilities related to the stock payable relieved was marked to market on the settlement date at $200,679 and a loss of $312,321 was recorded due to the share value exceeding the derivative value settled.

During the quarter ended September 30, 2013, the Company issued 15,000,000 shares from treasury stock with a value of $513,000.  These shares were issued to settle stock payable recorded within the derivative liabilities.  The derivative liabilities related to the stock payable relieved was marked to market on the settlement date at $200,679 and a loss of $312,321 was recorded due to the share value exceeding the derivative settled.

At September 30, 2013, the Company had a total Derivative Liability of $3,107,028 and has recognized a Gain/ (Loss) on Derivatives of $1,752,370 and ($1,190,586) during the three and nine months then ended.

The table below shows the change to the derivative liability during the nine months ended September 30, 2013:

		Reclass		Gain/Loss
	Balance	from		Marked to	Balance
	12/31/2012	Equity	Settled	Market	9/30/2013
Derivative liability shares owed and unissued	-	2,106,631	(206,679)	1,188,592	3,094,544
Derivative liability shares issued over authorized	-	10,490	-	1,994	12,484

Total	-	2,117,121	(206,679)	1,190,586	3,107,028

NOTE 11 – ASSET RETIREMENT OBLIGATION

A reconciliation of the aggregate carrying amount of asset retirement obligations is as follows:
The Company recorded an accretion expense of $1,014 and $6,102 for the three months ended September 30, 2013 and September 30, 2012, respectively and $3,395 and $18,339 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

	September 30,	December 31,
	2013	2012

Balance, beginning of year	$225,881	$130,397
Liabilities assumed on acquired properties	47,392	75,396
Liabilities settled for sale of leases	(181,800)	(3,271)
Accretion expense	3,395	18,171
Reduction for sale of ORRI & Working Interest	(5,852)
Revision of existing liabilities	-	5,188

Balance at End of Period	$89,016	$225,881

NOTE 12 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2013, we had the following transactions with related parties:

●
We accrued $420,000 in compensation costs to our Chairman and CEO and three other related consultants, of which $205,399 was paid to them during the nine months ended September 30, 2013.  Balances owed to these related parties were $130,414 and $74,000 at September 30, 2013 and December 31, 2012, respectively.

During the three and nine months ended September 30, 2013, we paid consulting fees of $155,000 and $485,000 to related parties.

●
We repaid a net amount of $37,664 from an entity owned by our Chairman and CEO, Andrew Reid during the nine months ended September 30, 2013.  We owed that company $26,464 and $64,629 at September 30, 2013 and December 31, 2012.

Imputed interest expense on this note was $5,324 and $27,712 for the nine months ended September 30, 2013 and 2012, respectively. During the quarter ended September 30, 2013 the Company issued 1,488,095 shares valued at $10,000 to reduce the liability by $10,000.

●
We borrowed $50,000 from our former CFO, George Warren during 2012.  The demand note carries a 10% interest rate.  Balance on this note was $50,000 and $50,000 at September 30, 2013 and December 31, 2012, respectively.  Accrued interest on this note was $3,739 and $-0- at September 30, 2013 and December 31, 2012, respectively.

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

The following schedule summarizes the valuation of financial instruments at fair value on a recurring basis in the balance sheets as of September 30, 2013 and December 31, 2012:

	Fair Value Measurements at September 30, 2013
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	746	–	–
Total assets	746	–	–
Liabilities
Derivative Liabilities	–	3,107,028	–
Total Liabilities	–	3,107,028	–
	$746	$(3,107,028)	$–

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$2,235	$–	$–
Total assets	2,235	–	–
Liabilities
Derivative Liabilities	–	-	–
Total Liabilities	–	-	–
	$2,235	$-	$–

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended September 30, 2013 and 2012.

Level 2 liabilities consist of Derivative Liabilities. These liabilities were adjusted to fair market value as of September 30, 2013. Fair market value of derivative liabilities was determined based on the closing stock price on the valuation date.

NOTE 14 – SUBSEQUENT EVENTS

During the quarter ended December 31, 2013, the Company sold its assigned interest in the Mitchell #3 and #4 wells for a cash payment of $175,000.

On October 31, 2013, the Company finalized the process to increase the authorized number of shares to 1.95 Billion shares. Beginning immediately, the Company began to issue the shares re-classed to the derivative liability, therefore, during the quarter ended December 31, 2013, the liability will be eliminated.

On October 2, 2013, the Company authorized and issued 195,000 shares of Class A, Series H Preferred Stock to related parties for fees and expenses owed.  These shares are valued at $3,120,000.

Also on October 2, 2013, the Company authorized and issued 129,204 shares of Class A, Series H Preferred Stock to several unrelated consultants and vendors for fees owed to them.  These shares are valued at $2,067,264.

On October 21, 2013, the Company authorized and issued 10,000 shares of Class A, Series H Preferred Stock to a consultant.  These shares are valued at $129,000.

The Company’s Class A Preferred Stock bears the same terms as the Class A, Series F & G Preferred Stock as described in Note 8.

On November 27, 2013, the Company issued 97,719,396 shares of its common stock.  These included 85,082,500 shares for $388,494 of cash payments; 5,136,896 shares valued at $64,654 for consulting services; and 7,500,000 shares valued at $191,250 were issued to repurchase a royalty interest.

On November 1, 2013, the Company acquired an assignment to the Kubacek wells for a nominal fee of $10.

On November 1, 2013 the Company issued 12,500,000 of its common stock for consulting services received. These shares are valued at $175,000.
On December 5, 2013, the Company issued 151,336,454 shares of its common stock.  These included 95,065,545 shares for $413,971 of cash payments and 56,270,909 shares valued at $865,866 for consulting services.

Also on December 5, 2013, two holders of 32,000 preferred shares converted them to 32,000,000 shares of common stock.

On January 3, 2013, nine holders of 257,614 preferred shares converted them to 257,614,000 shares of common stock.

On January 13, 2013, the Company issued 77,551,394 shares of its common stock.  These included 71,414,139 shares for $338,500 of cash payments; 1,137,255 shares valued at $9,098 for consulting services; and 5,000,000 shares valued at $40,000 to relieve debt of $38,965.

NOTE 15 – LEGAL PROCEEDINGS

In January, 2013, the Company was advised that legal remedies were being sought by the party involved in the rescission action pertaining to the Belize investment.  The Company disputes that the amount of $120,000 had become past due as the stock to be returned had not been returned at that point.  Aside from the stated amount due for the rescission and described in Note 9, the Company does not believe that any additional liability will be incurred.  The full amount of $120,000 has been accrued on our books.

On May 23, 2013, a vendor obtained a judgment against the Company for an unpaid invoice, plus court fees and interest of $98,070.  The Company recorded the liability and has established an installment agreement with the vendor.

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

Results of Operations

Three and Nine Months Ended September 30, 2013, compared with Three and Nine Months Ended September 30, 2012

We had $79,322 and $208,384  in net revenues for the three and nine months ended September 30, 2013 from our recent Texas acquisitions versus $75,667 and $145,770 for the same periods in 2012.  The second quarter of 2013 was a transitional period for the Company where low producing leases were sold and negotiations for improved fields was undertaken.  Revenues resumed and continue to grow throughout the third quarter.

Our lease operating expenses were $325,554 and $835,138 for the three and nine months ended September 30, 2013 versus $310,315 and $699,671 for the three and nine months ended September 30, 2012 due to less properties to maintain in Texas and a reduction in lease expenses in Belize,

General and administrative expenses have decreased from $4,680,631 for the three months ended September 30, 2012 to $435,173 in 2013, most notably due to 2012 including $4,217,770 in consulting expense paid with common shares.  For the nine months ended September 30, 2013 and September 30, 2012, General and administrative expenses were $4,393,226 and $5,885,492, respectively, primarily due to the recording of consulting fees paid with stock.  Consulting fees paid through the issuance of the Company’s common stock for the three and nine months ended September 30, 2013 totaled $251,400 and $2,606,203, respectively.

Our depreciation, depletion and amortization expenses for the three and nine months ended September 30, 2013 were $67,546 and $240,445 as compared to $133,732 and $287,048 for the same periods in 2012,

Interest for the three and nine months ended September 30, 2013, $86,870 and $412,605 versus $41,507 and $136,384 for the same periods in 2012.

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

Plan of Operation

On-Going Operations Strategy for Q3 and Beyond

The third quarter of 2013 was considered the initial implementation period for Treaty Energy Corporation’s (“the Company”) new oil and gas development strategy. The second quarter of 2013 marked the transition period in which the company liquidated certain assets, cut expenses and developed its future plans of operation. In the third quarter of 2013, the Company began a new primary operations strategy in Texas.

Change in Operations and Revenue Generation

The Company has changed its primary operations focus to west Texas in an attempt to increase the Company’s revenues and decrease outstanding liabilities. The Company’s efforts in west Texas have been notably successful and have prompted this operating change.

The new west Texas drilling plan is as follows:

1.	Partner with a drilling partner to determine the possible production potential of a believed to be underdeveloped oil and gas lease, decreasing initial oil and gas exploration costs by at least 50%.

2.	Receive data and initial production revenues from the lease to further potentially develop other leases in the area.

3.
Develop and sustain operations on the exploratory lease temporarily while simultaneously building a list of possible vendors, operators and landowners in the area willing to work with the Company on future projects.

4.	Find a lower cost and reputable drilling partner in the local area and expand drilling operations to other leases acquired during the temporary exploratory lease.

5.	Once completed, either sell ownership interests or produce any and all new wells.

After successfully drilling two wells on the Mitchell lease (wells #3 & #4) in Tuscola, Texas. The Company was able to determine the profitability and possible production potential of the Taylor County Regular field. During the months of June-September a total of approximately 3,895.25 gross barrels of oil were sold (before oil docking) off of the Mitchell lease resulting a gross revenue of $380,484 before overriding royalty, interest splits and well completion/operations costs.  During the 4th quarter of 2013, these two wells were sold to an investor.

The Company recently drilled two additional wells on the adjacent Stockton Lease where it has completed one well and plans to perform well completion  operations within the next 30 days on the second well (if not already done by the time of this document’s release).

During this time the Company’s revenue stream has changed. After the success of the Mitchell lease, the Company recognized the investment demand for “turn-key” oil and gas properties. Recognizing shareholder concerns regarding immediate cash-flows, the Company plans to fully develop a well from start to finish and then sell the Company’s Net Revenue Interests and Working Interests on leases (or individual wells) to oil and gas investors. The Company will maintain some oil and gas income, but will likely result from unsold units of oil and gas wells/leases.

This financial strategy will allow the Company to partially if not completely off-set all oil and gas operating expenses to the buyers of oil and gas units and will keep well maintenance costs down. This strategy is not unique and is common of all oil and gas exploration and development companies. What makes the prospect attractive is that the Company bears a large portion of the risk of a dry hole and provides financial incentives to potential buyers since they are purchasing a “turn-key” well/lease unit.

Criticism of this strategy may stem from future well revenues being less than the selling prices of the wells. While true, the return on investment from these wells is expected to be between 3-10 years. Selling the units in advance provides immediate revenues to the Company allowing for an accelerated growth potential rather than a “wait and hold” for return on investment periods. The Company does maintain the position to produce, rather than sell, any new wells that it drills. The decision to sell or produce will be made at the time of completion.

The Company over the next three to six months plans to use funds from oil and gas development and ownership sales to pay off existing and acknowledged debts rapidly and to further fund operations in the Tuscola, Texas area.

Following plans to complete the Stockton Lease, the Company has a three phase plan to drill on the Kubacak lease. The Kubacak lease is located approximately 2.5mi away from TECO’s current operations on the Stockton and Mitchell leases. The Company’s first phase of operation calls for the Company to drill an exploratory well to determine the commercial production potential of the lease,  then expand linearly to two additional wells. The second phase calls for up to 10 additional wells. The third phase will expand the project to the maximum number of wells allowed on the lease if deemed to be worthwhile.

In addition to this financial and operating strategy shift, the Company plans to bring current and restore operations to its wholly owned operating subsidiary, C&C Petroleum Management, LLC. Noting shareholder concerns on accountability and transparency to the Railroad Commission of Texas, the Company wishes to ensure that all oil and gas production is fully transparent.

Currently, the Company utilizes third party contractors as operators. Under the operating agreements, these listed operators bear the sole responsibility of maintaining production reports and the Company is unable to file them on behalf of the lease operator, despite having an ownership interest in the well. Comments and concerns on the matter have been noted and management plans to address this concern by returning production report filings to the Company directly to restore investor confidence in this particular matter, despite oil and gas revenues being less impactful to the Company’s revenue stream.

Treaty Energy Drilling Operations

The Company’s wholly owned subsidiary, Treaty Energy Drilling, LLC., will continue to provide contractual drilling services as internally restructured in early 2013. Currently the subsidiary is engaged in a long term drilling contract in Northern Louisiana. As announced, this long term contract is for 500 wells and is worth approximately $3,500,000. Drilling operations are expected to begin in late 2013/early 2014. Preliminary drilling work has begun on the lease and is expected to begin when all pre-drilling preparations are completed.

Belize Operations

Treaty Belize Energy, LTD., Treaty Energy Corporation’s Belize Subsidiary has drilled three exploratory wells in Southern Belize. The latest well, San Juan #3, is currently undergoing review due to the status of a stuck packer near the potential perforation zone. The Company will announce at a later date its next operational move in Belize.

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

Management has been addressing these weaknesses during the three months ended September 30, 2013; however, believe that the material weakness assessment is unchanged.

Change In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock are described under “Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, filed September 13, 2012.

This information should be considered carefully, together with other information in this report and other reports and materials we file with the Securities and Exchange Commission.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES

See Note 8 for a listing of shares issued during the three months ended September 30, 2013.

Options and Warrants

During the three months ended September 30, 2013, no options or warrants have been granted, expired or exercised.

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

Treaty Energy Corporation

Date: January 22, 2014	By:	/s/ Andrew V. Reid
Andrew V. Reid
Chief Executive Officer